Form 10QSB
period 2007-03-31
Hyde Park Acquisition CORP
filed 2007-05-15
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52459

HYDE PARK ACQUISITION CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-5415048
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

461 Fifth Avenue, 25th Floor
New York, New York 10017

(Address of Principal Executive Office)

212-644-3450

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of May 15, 2007, 15,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Balance Sheet

	March 31, 2007 (Unaudited)	December 31, 2006

ASSETS
Current Assets:
Cash	$201,061	$43,276
Cash held in Trust Fund	99,884,750	-
Prepaid expenses and other current assets	24,349	-

Total current assets	100,110,160	43,276

Deferred offering costs	-	126,165

Total Assets	$100,110,160	$169,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$68,313	$19,843
Deferred underwriters fees	1,552,500	-
Notes payable to initial stockholders	-	125,000

Total current liabilities	1,620,813	144,843

Common stock, subject to possible redemption, 2,586,206 shares at
Redemption value	19,932,029	-

Commitment

Stockholders' Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; non issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which 2,586,206 subject to possible redemption) and 2,812,500, in 2007 and 2006, respectively	1,575	281
Additional paid-in capital	78,410,547	24,719
Retained earnings (Deficit) accumulated during development stage	145,196	(402)

Total stockholders' equity	78,557,318	24,598

Total Liabilities and Stockholders' Equity	$100,110,160	$169,441

See accompanying notes to financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Unaudited Statements of Operations

	For the Three Months Ended March 31, 2007	Period from August 21, 2006 (inception) to March 31, 2007

Formation costs	$-	$800
Trustee fees	4,000	4,000
Management fees	6,290	6,290
Professional fees	2,000	2,000
Operating costs	1,779	1,779
Delaware franchise taxes	15,770	16,520

Operating loss	(29,839)	(31,389)

Interest income	175,437	176,585

Net income for the period	$145,598	145,196

Weighted average shares outstanding, basic and diluted	5,506,250	3,899,664

Basic and diluted net income per share	$.03	$0.04

See accompanying notes to financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	(Deficit)Earnings accumulated during the developmental
	Shares	Amount	Capital	stage	Total

Issuance of common stock to initial stockholders on August 21, 2006 at $.0167 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Unaudited:
Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	1,500,000

Net income for the three months ended March 31, 2007	-	-	-	145,598	145,598

Balance, March 31, 2007	15,750,000	$1,575	$78,410,547	$145,196	$78,557,318

See accompanying notes to financial statements.

\
Hyde Park Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Cash Flows

	For the Three Months Ended March 31, 2007	August 21, 2006 (inception) to March 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES

Net income	$145,598	$145,196
Adjustments to reconcile net income to net cash provided by operating activities
Changes in assets and liabilities:
Increase in value of investment held in trust	(174,750)	(174,750)
Increase in prepaid expenses	(24,349)	(24,349)
Increase in accrued expenses	17,563	18,313

Net cash provided (used) in operating activities	(35,938)	(35,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	(99,710,000)	(99,710,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	103,500,000	103,500,000
Proceeds from underwriters purchase option	100	100
Proceeds from issuance of warrants	1,500,000	1,500,000
Payment of costs of public offering	(4,971,377)	(5,078,449)
Repayment of notes payable, stockholders	(125,000)	-
Proceeds from sale of common stock	-	25,000

Net cash provided by financing activities	99,903,723	99,946,651

Net increase in cash	157,785	201,061

Cash at beginning of period	43,276	-

Cash at end of period	$201,061	$201,061

Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$30,907	$50,000
Deferred underwriters fees	1,552,500	1,552,500

	$1,583,407	$1,602,500

See accompanying notes to financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1.	Organization and Business Operations
Hyde Park Acquisition Corp. (the “Company”) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

The financial statements at March 31, 2007 and for the periods ended March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations for the three month period ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007, and its cash flows for the period from August 21, 2006 (inception) through March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2006 and the statement of stockholders' equity for the period then ended have been derived from audited financial statements included in the Company's Registration Statement on Form S-1 filed on February 28, 2007.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

All activity from August 21, 2006 (inception) through March 13, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 5, 2007. The Company consummated the offering on March 13, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $99,710,000 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,550,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and tax obligations.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,812,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by March 5, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2).

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

Cash and Cash Equivalents - Cash and cash equivalents are deposited with financial institutions as well as in short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposit are held.

Fair Value of Financial Instruments - The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at December 31, 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Deferred Income Taxes - Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income per Share - Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 12,937,500 outstanding warrants issued in connection with the initial public offering, the 1,500,000 outstanding warrants issued in connection with the private placement and the 600,000 units included in the underwriters purchase options has not been considered in diluted earnings per share calculations since such warrants and options are contingently exercisable.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statement in accordance with SFAS No. 109. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the computation of income before income taxes. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The 2006 tax year remains open to examination by the taxing authorities in the jurisdiction in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

2.	Initial Public Offering
On March 13, 2007, the Company sold 11,250,000 units (“Units”) in the Offering at $8.00 per Unit. On March 15, 2007, the Company consummated the sale of an additional 1,687,500 Units which were subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and March 5, 2008 and expiring March 4, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1.5% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $8.80 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,019,940 ($3.3549 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.78%, (2) risk-free interest rate of 4.67% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

3.	Private Placement
The Company’s directors and certain special advisors and their members purchased 1,500,000 Warrants (‘‘Insider Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $1,500,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

4.	Notes Payable, Stockholders
The Company issued an aggregate of $125,000 unsecured promissory notes to its Initial Stockholders, who are also officers and directors of the Company, on August 21, 2006. The notes were non interest bearing and were paid from the net proceeds of the Offering.

5.	Commitments
The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007. The Statement of Operations includes $6,290 for the periods ended March 31, 2007 relating to this agreement.

Pursuant to letter agreements dated as of August 17, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities), as the case may be. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

EBC has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay EBC a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $900,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

6.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

We were formed on August 21, 2006 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus on companies in the United States operating in various industries including infrastructure, logistics and distribution and manufacturing. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended March 31, 2007, we had a net income of $145,598 derived from interest income of $175,437 offset by $2,000 for professional fees, $1,779 for travel and other expenses, $15,770 in Delaware franchise taxes, $4,000 for transfer agent fees and $6,290 for management fees.

For the period from August 21, 2006 (inception) to March 31, 2007, we had a net income of $145,196 derived from interest income of $176,585 offset by $16,520 in Delaware franchise taxes, $2,000 for professional fees, $1,779 for travel and other expenses, $4,000 for transfer agent fees, $6,290 for management fees and $800 for formation costs.

We consummated our initial public offering on March 13, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000. We paid or will pay a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, approximately $563,450 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust (or approximately $6.91 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 5, 2009, assuming that a business combination is not consummated during that time. From March 5, 2007 through March 5, 2009, we anticipate that we will incur approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the search for target businesses and to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to ProChannel Management LLC ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business performed by our officers, directors and existing stockholders and $1,170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on March 5, 2007, we began incurring a fee from ProChannel Management LLC of $7,500 per month for providing us with office space and certain general and administrative services. Additionally, on August 21, 2006, Laurence S. Levy, Edward Levy and Isaac Kier advanced an aggregate of $125,000 to us for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2007, we consummated our initial public offering of 11,250,000 Units. On March 15, 2007, we consummated the sale of an additional 1,687,500 Units that were subject to the underwriters’ over-allotment option. Each Unit consisted of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $103,500,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 1,500,000 warrants (“Insider Warrants”) at a price of $1.00 per warrant, generating total proceeds of $1,500,000. EBC was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-138452). The Securities and Exchange Commission declared the registration statement effective on March 5, 2007.

We paid or will pay a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, approximately $563,450 was or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $98,423,500, of which $98,210,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $99,710,000 (or approximately $6.91 per share sold in the offering).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO & CFO

32.1 - Section 906 Certification by CEO & CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HYDE PARK ACQUISITION CORP.

Dated: May 15, 2007	/s/ Laurence S. Levy
Laurence S. Levy
Chairman, Chief Executive Officer and Chief Financial Officer