Form 10QSB
period 2007-06-30
Hyde Park Acquisition CORP
filed 2007-08-14
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2007, 15,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

		Page
Part I: Financial Information:

	Item 1 -Condensed Financial Statements (Unaudited):

	Balance Sheet	3

	Statements of Operations	4

	Statement of Stockholders’ Equity	5

	Statement of Cash Flows	6

	Notes to Condensed Financial Statements	7

	Item 2 - Management’s Discussion and Analysis or Plan of Operation	16

	Item 3 - Controls and Procedures	18

Part II. Other Information

	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 6 - Exhibits	20

Signatures

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheet

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash	$471,667	$43,276
Cash held in Trust Fund	100,314,436	-
Prepaid expenses and other current assets	64,885	-

Total current assets	100,850,988	43,276

Deferred offering costs	-	126,165

Total Assets	$100,850,988	$169,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$203,361	$19,843
Deferred underwriters fees	1,552,500	-
Notes payable to initial stockholders	-	125,000

Total current liabilities	1,755,861	144,843

Common stock, subject to possible conversion, 2,586,206 shares at
Redemption value	19,932,029	-

Commitment

Stockholders' Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; non issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which includes 2,586,206 subject to possible conversion) and 2,812,500, in 2007 and 2006, respectively	1,575	281
Additional paid-in capital	78,410,547	24,719
Retained earnings (Deficit) accumulated during development stage	750,976	(402)

Total stockholders' equity	79,163,098	24,598

Total Liabilities and Stockholders' Equity	$100,850,988	$169,441

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007	Period from August 21, 2006 (inception) to June 30, 2007
Formation costs	$-	$-	800
Trustee fees	2,250	6,250	6,250
Management fees	22,500	28,790	28,790
Professional fees	17,790	19,790	19,790
Operating costs	18,609	20,388	20,388
Dead deal costs	47,500	47,500	47,500
Delaware franchise taxes	17,105	32,875	33,625

Operating loss	(125,754)	(155,593)	(157,143)

Interest income	884,659	1,060,096	1,061,244

Net income before income taxes	758,905	904,503	904,101

Provision for income taxes	153,125	153,125	153,125

Net income for the period	$605,780	$751,378	$750,976

Weighted average shares outstanding, basic and diluted	15,750,000	10,656,423	7,333,997

Basic and diluted net income per share	$0.04	$0.07	$0.10

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Earnings accumulated during the developmental
	Shares	Amount	Capital	stage	Total
Issuance of common stock to initial stockholders on August 21, 2006 at $.0167 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Unaudited:
Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	1,500,000

Net income for the six months ended June 30, 2007	-	-	-	751,378	751,378

Balance, June 30, 2007	15,750,000	$1,575	$78,410,547	$750,976	$79,163,098

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

	For the Six Months Ended	Period from August 21, 2006 (inception) to
	June 30, 2007	June 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES

Net income	$751,378	$750,976
Adjustments to reconcile net income to net cash provided by operating Activities
Changes in assets and liabilities:
Interest earned on trust fund	(1,057,141)	(1,057,141)
Increase in prepaid expenses	(64,885)	(64,885)
Increase in accrued expenses	202,611	203,361

Net cash used in operating activities	(168,037)	(167,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	(99,710,000)	(99,710,000)
Disbursements from Trust	452,705	452,705
Net cash used in investing activities	(99,257,295)	(99,257,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	103,500,000	103,500,000
Proceeds from underwriters purchase option	100	100
Proceeds from issuance of warrants	1,500,000	1,500,000
Payment of costs of public offering	(5,021,377)	(5,128,449)
Proceeds from notes payable, stockholders	-	125,000
Repayment of notes payable, stockholders	(125,000)	(125,000)
Proceeds from sale of common stock	-	25,000

Net cash provided by financing activities	99,853,723	99,896,651

Net increase in cash	428,391	471,667

Cash at beginning of period	43,276	-

Cash at end of period	$471,667	$471,667

Supplemental schedule of non-cash financing activities:
Deferred underwriters fees	1,552,500	1,552,500

	$1,552,500	$1,552,500

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Business Operations
Hyde Park Acquisition Corp. (the “Company”) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

The condensed financial statements at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three and six month periods ended June 30, 2007, and for the period from August 21, 2006 (inception) through June 30, 2007, and its cash flows and statement of stockholders' equity for the six month period ended June 30, 2007 and for the period from August 21, 2006 (inception) through June 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2006 and the statement of stockholders' equity for the period then ended have been derived from audited financial statements included in the Company's Registration Statement on Form S-1 on February 28, 2007.

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

Notes to Unaudited Condensed Financial Statements

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 balance sheet.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the computation of income before income taxes. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

The 2006 tax year remains open to examination by the taxing authorities in the jurisdiction in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

7.	Income Taxes	The provision for income taxes consists of the following:

Six Months Ended June 30, 2007 (Unaudited)
Current:
State	$73,125
Local	80,000
$153,125

The total provision for income taxes differes from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

Six Months Ended June 30, 2007 (Unaudited)

Statutory federal income tax rate	34.0%
State and local income taxes	15.6
Dividend income not subject to Federal income tax	(39.5)
Valuation allowance	6.8
Effective income tax rate	16.9%

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Significant components of the Company's deferred tax assets are as follows:

	June 30, 2007 (Unaudited)	December 31, 2006
Expenses deferred for income
Tax purposes	$34,445	$137
Federal Net Operating Loss
Carryforward	27,233	-
Less: valuation allowance	(61,678)	(137)
Total	$-	$-

The Company has established a 100% valuation allowance against its deferred tax asset, which principally relates to Federal income tax temporary differences, since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes.

During the six month period ended June 30, 2007 the Company paid $30,000 of New York State and City Income Taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the three months ended June 30, 2007, we had a net income of $605,780 derived from interest income of $884,659 offset by $715 for officer liability insurance, $17,790 for professional fees, $6,814 for travel and other expenses, $17,105 in Delaware franchise taxes, $153,125 in New York State and City income taxes, $2,250 for transfer agent and trustee fees, $47,500 for dead deal expenses, $22,500 in management fees and $11,080 for other operating expenses.

For the six months ended June 30, 2007, we had a net income of $751,378 derived from interest income of $1,060,096 offset by $715 for officer liability insurance, $19,790 for professional fees, $7,476 for travel and other expenses, $32,875 in Delaware franchise taxes, $153,125 in New York State and City income taxes, $6,250 for transfer agent and trustee fees, $47,500 for dead deal expenses, $28,790 in management fees and $12,197 for other operating expenses.

For the period from August 21, 2006 (inception) to June 30, 2007, we had a net income of $750,976 derived from interest income of $1,061,244 offset by $800 of formation expenses, $715 for officer liability insurance, $19,790 for professional fees, $7,476 for travel and other expenses, $33,625 in Delaware franchise taxes, $153,125 in New York State and City income taxes, $6,250 for transfer agent and trustee fees, $47,500 for dead deal expenses, $28,790 in management fees and $12,197 for other operating expenses.

We consummated our initial public offering on March 13, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000. We paid a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust (or approximately $6.91 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 5, 2009, assuming that a business combination is not consummated during that time. From March 5, 2007 through March 5, 2009, we anticipate that we will incur approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the search for target businesses and to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to ProChannel Management LLC ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business performed by our officers, directors and existing stockholders and $1,170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, we paid approximately $563,450 for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $98,423,651, of which $98,210,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $99,710,000 (or approximately $6.91 per share sold in the offering).

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

Dated: August 14, 2007
/s/ Laurence S. Levy
Laurence S. Levy
Chairman, Chief Executive Officer and
Chief Financial Officer