Form 10QSB
period 2007-09-30
Hyde Park Acquisition CORP
filed 2007-11-14
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, 15,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

Page
Part I: Financial Information:

Item 1 -Condensed Financial Statements (Unaudited):

Balance Sheet

Statements of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Condensed Financial Statements

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Item 3 - Controls and Procedures

Part II. Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 - Exhibits

Signatures

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheet

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current Assets:
Cash	$1,152,368	$43,276
Cash held in Trust Fund	100,283,355	-
Prepaid expenses and other current assets	51,669	-

Total current assets	101,487,392	43,276

Deferred offering costs	-	126,165

Total Assets	$101,487,392	$169,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$212,456	$19,843
Deferred underwriters fees	1,552,500	-
Notes payable to initial stockholders	-	125,000

Total current liabilities	1,764,956	144,843

Common stock, subject to possible conversion, 2,586,206 shares at
Redemption value	19,932,029	-

Commitment

Stockholders' Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; non issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which includes 2,586,206 subject to possible conversion) and 2,812,500, in 2007 and 2006, respectively	1,575	281
Additional paid-in capital	78,410,547	24,719
Retained earnings (Deficit) accumulated during development stage	1,378,285	(402)

Total stockholders' equity	79,790,407	24,598

Total Liabilities and Stockholders' Equity	$101,487,392	$169,441

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations

	For the Three Months Ended September 30, 2007 (unaudited)	Period from August 21 2006 (inception) to September 30, 2006	For the Nine Months Ended September 30, 2007 (unaudited)	Period from August 21, 2006 (inception) to September 30, 2007 (unaudited)

Formation costs	$-	$800	$-	$800
Trustee fees	2,250	-	8,500	8,500
Management fees	22,500	-	51,290	51,290
Professional fees	12,414	-	32,204	32,204
Officers' liability insurance	10,965	-	11,680	11,680
Operating costs	11,903	-	31,576	31,576
Dead deal costs	-	-	47,500	47,500
Delaware franchise taxes	16,125	-	49,000	49,750

Operating loss	(76,157)	(800)	(231,750)	(233,300)

Interest income	880,341	-	1,940,437	1,941,585

Net income (loss)before income taxes	804,184	(800)	1,708,687	1,708,285

Provision for income taxes	176,875	-	330,000	330,000

Net income (loss) for the period	$627,309	$(800)	$1,378,687	$1,378,285

Weighted average shares outstanding, basic and diluted	15,750,000	1,500,000	12,372,940	9,241,071

Basic and diluted net income (loss) per share	$0.04	$(0.00)	$0.11	$0.15

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

			Additional	Earnings accumulated during the
	Common Stock		Paid-In	developmental
	Shares	Amount	Capital	stage	Total

Issuance of common stock to initial stockholders on August 21, 2006 at $.0167 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Unaudited:
Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	1,500,000

Net income for the six months ended September 30, 2007	-	-	-	1,378,687	1,378,687

Balance, September 30, 2007	15,750,000	$1,575	$78,410,547	$1,378,285	$79,790,407

See accompanying notes to condensed financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Cash Flows

		Period from	Period from
	For the	August 21, 2006	August 21, 2006
	Nine Months Ended	(inception) to	(inception) to
	September 30, 2007 (unaudited)	September 30, 2006	September 30, 2007 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$1,378,687	$(800)	$1,378,285
Adjustments to reconcile net income to net cash provided by operating Activities
Changes in assets and liabilities:
Interest earned on trust fund	(1,932,296)	-	(1,932,296)
Increase in prepaid expenses	(51,669)	-	(51,669)
Increase in accrued expenses	211,706	800	212,456

Net cash used in operating activities	(393,572)	-	(393,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	(99,710,000)	-	(99,710,000)
Disbursements from Trust	1,358,941	_	1,358,941
Net cash used in investing activities	(98,351,059)	-	(98,351,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	103,500,000	-	103,500,000
Proceeds from underwriters purchase option	100	-	100
Proceeds from issuance of warrants	1,500,000	-	1,500,000
Payment of costs of initial public offering	(5,021,377)	(25,000)	(5,128,449)
Proceeds from notes payable, stockholders	-	125,000	125,000
Repayment of notes payable, stockholders	(125,000)	-	(125,000)
Proceeds from sale of common stock	-	25,000	25,000

Net cash provided by financing activities	99,853,723	125,000	99,896,651

Net increase in cash	1,109,092	125,000	1,152,368

Cash at beginning of period	43,276	-	-

Cash at end of period	$1,152,368	$125,000	$1,152,368

Supplemental schedule of non-cash financing activities:
Deferred underwriters fees	1,552,500	-	1,552,500
Accrual of costs of proposed public offering	-	25,600	-
	$1,552,500	$25,600	$1,552,500

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

The condensed financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007, and for the period from August 21, 2006 (inception) through September 30, 2007, and its cash flows and statement of stockholders' equity for the nine month period ended September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2006 and the statement of stockholders' equity for the period then ended have been audited financial statements included in the Company's Registration Statement on Form S-1 on December 28, 2006. The statements of operations and cash flows for the period from August 21, 2006 (inception) to September 30, 2006 have been derived from audited financial statements included in the Company's Registration Statement on Form S-1 on December 28, 2006.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 balance sheet.

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

Fair Value of Financial Instruments - The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the computation of income before income taxes. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1.5% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. Accordingly, $1,552,500 has been recorded as deferred underwriting fees in the accompanying September 30, 2007 balance sheet. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $8.80 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,019,940 ($3.3549 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.78%, (2) risk-free interest rate of 4.67% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

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
The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007. The statements of operations for the three and nine month periods ended September 30, 2007 and the period from August 21, 2006 (inception) to September 30, 2007 include $22,500, $51,290 and $51,290 of expense related to this agreement.

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

7.	Income Taxes	The provision for income taxes consists of the following:

Nine Months Ended September 30, 2007 (Unaudited)
Current:
State	$172,000
Local	158,000
$330,000

The total provision for income taxes differes from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

Nine Months Ended September 30, 2007 (Unaudited)

Statutory federal income tax rate	34.0%
State and local income taxes	18.9
Dividend income not subject to Federal income tax	(38.6)
Valuation allowance	5.0

Effective income tax rate	19.3%

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Significant components of the Company's deferred tax assets are as follows:

	September 30, 2007 (Unaudited)	December 31, 2006

Expenses deferred for income
Tax purposes	$68,750	$137
Federal Net Operating Loss
Carryforward	16,900	-
Less: valuation allowance	(85,650)	(137)
Total	$-	$-

The Company has established a 100% valuation allowance against its deferred tax asset, which principally relates to Federal income tax temporary differences, since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes.

During the nine month period ended September 30, 2007 the Company paid $175,000 of New York State and City Income Taxes.

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

For the three months ended September 30, 2007, we had a net income of $627,309 derived from interest income of $880,341 offset by $10,965 for officer liability insurance, $12,414 for professional fees, $11,038 for travel and other expenses, $16,125 in Delaware franchise taxes, $176,875 in New York State and City income taxes, $2,250 for transfer agent and trustee fees, $22,500 in management fees and $865 for other operating expenses.

For the nine months ended September 30, 2007, we had a net income of $1,378,687 derived from interest income of $1,940,437 offset by $11,680 for officer liability insurance, $32,204 for professional fees, $18,514 for travel and other expenses, $49,000 in Delaware franchise taxes, $330,000 in New York State and City income taxes, $8,500 for transfer agent and trustee fees, $47,500 for dead deal expenses, $51,290 in management fees and $13,062 for other operating expenses.

For the period from August 21, 2006 (inception) to September 30, 2007, we had a net income of $1,708,285 derived from interest income of $1,941,585 offset by $800 of formation expenses, $11,680 for officer liability insurance, $32,204 for professional fees, $18,514 for travel and other expenses, $49,750 in Delaware franchise taxes, $330,000 in New York State and City income taxes, $8,500 for transfer agent and trustee fees, $47,500 for dead deal expenses, $51,290 in management fees and $13,062 for other operating expenses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: November 14, 2007
/s/ Laurence S. Levy
Laurence S. Levy
Chairman, Chief Executive Officer and
Chief Financial Officer