Form 10KSB
period 2007-12-31
Hyde Park Acquisition CORP
filed 2008-03-31
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-52459

HYDE PARK ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware	20-5415048
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

461 Fifth Avenue, 25thFloor, New York, New York 10017	10017
(Address of Principal Executive Offices)	(Zip code)

(212) 644-3450
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☒ No: ☐

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of March 28, 2008 was $86,709,350.

The number of shares outstanding of Common Stock of the Registrant as of March 28, 2008 was 15,750,000.

INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR END DECEMBER 31, 2007

ITEMS IN FORM 10-KSB

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Hyde Park Acquisition Corp. is a blank check company incorporated in Delaware on August 21, 2006 organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts to identify a prospective target business will not be limited to a particular industry.

On March 13, 2007, we closed our initial public offering of 11,250,000 units. Each unit that was offered had a price of $8.00 and consisted of one share of our common stock and one warrant. Each warrant entitled the holders to purchase one share of our common stock at a price of $5.00. On March 15, 2007, we consummated the sale of an additional 1,687,500 units which were subject to an over-allotment option granted to EarlyBirdCapital, Inc., the representatives of the underwriters for our initial public offering. We also sold to EarlyBirdCapital, Inc., for $100, as additional compensation an option to purchase up to a total of 600,000 units at $8.80 per unit. Laurence S. Levy, our chairman of the board and chief executive officer, Edward Levy, our president and director, and Isaac Kier, one of our stockholders, purchased a total of 2,812,500 shares of our common stock prior to our initial public offering and purchased from us an aggregate of 1,500,000 warrants at $1.00 per warrant (for a total purchase price of $1,500,000) in a private placement concurrently with our initial public offering. The total proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000. Upon the closing of the offering, including the over-allotment option and the private placement of warrants, and after deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the offering were approximately $99,923,651, of which $99,710,000 was deposited in an interest-bearing trust account until the earlier of the consummation of a business combination or our liquidation, and the remaining proceeds of approximately $213,651 became available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, we are entitled to withdraw up to a maximum of $1,550,000 from interest accrued on the trust fund to pay for taxes as well as the foregoing expenses.

Through December 31, 2007, we have used approximately $731,000 of the net proceeds that were not deposited into the trust fund (plus interest thereon) and interest accrued on the trust fund to pay costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was approximately $100,927,634 held in the trust fund.

Recent Developments

On March 6, 2008, we entered into a Purchase Agreement (the “Agreement”) with Essex Crane Rental Corp., a Delaware corporation (“Essex”), Essex Holdings LLC, a Delaware limited liability company (“Holdings”), the members of Holdings and KCP Services, LLC, pursuant to which we agreed to purchase all of the membership interests of Holdings other than membership interests to be retained by the members of Holdings for $210,000,000 minus the value of the membership interests to be retained by the members of holdings, subject to adjustment. The value of the retained interests for purposes of the acquisition is $10,000,000. The membership interests retained by the members of Holdings may, at their option, be exchanged for an aggregate of 1,265,823 shares of our common stock at any time after completion of the acquisition. Essex is a wholly-owned subsidiary of Holdings.

Essex owns the largest specialized fleet of lattice-boom crawler cranes and attachments in North America. Chicago-based Essex operates an industry-leading fleet of approximately 400 high-lift capacity crawler cranes which has been assembled throughout its 48 years of operation.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated March 6, 2008 and filed with the Securities and Exchange Commission on such date.

We expect that the transaction will be consummated shortly after our special meeting of stockholders to approve the transaction. The date of this meeting is still to be determined but we expect to hold it in the third quarter of 2008. However, if we do not complete the Essex acquisition, or an alternative business combination, by March 5, 2009, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agree to submit the Essex transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of Essex’s operations and audited historical consolidated financial statements of Holdings.

In connection with the vote required for our business combination, our initial stockholders (“Founders”), which include our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present and entitled to vote at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion Rights

At the time we seek stockholder approval of our business combination with Essex, we will offer the holders of IPO Shares the right to have such shares converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the business combination), divided by the number of IPO Shares. As of December 31, 2007, the per-share conversion price would have been $7.80. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if public stockholders owning 20% or more of the IPO Shares, both exercise their conversion rights and vote against the business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

Liquidation if no business combination

If we have not consummated a business combination by March 5, 2009, our corporate existence will cease by operation of law and we will promptly distribute only to our public stockholders the amount in our trust account (including any accrued interest) plus any remaining net assets. The Founders have waived their right to participate in any liquidation distribution with respect to their Founder Shares.

We anticipate that, if we are unable to complete the business combination with Essex, the following will occur:

•
our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that a significant part or all of the costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded from our remaining assets outside of the trust account. If such funds are insufficient, our initial stockholders have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2007 would have been approximately $7.80. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our initial stockholders have agreed, pursuant to agreements with us and EarlyBirdCapital, Inc. that, if we liquidate prior to the consummation of a business combination, they will be personally liable, pro rata based on their respective ownership interests in our company, to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our offering not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the above-referenced procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Competition

If we succeed in effecting the business combination with Essex, there will be intense competition from competitors of Essex. For a more complete discussion of the risks that will be applicable to us following the business combination with Essex, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination with Essex.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination by March 5, 2009 and are forced to liquidate our assets, the per-share liquidation distribution will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until March 5, 2009 before we commence liquidation.

We have 24 months from the date of our initial public offering in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination than we would if we were subject to such rule.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our initial public offering, only approximately $200,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.71 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our initial stockholders have agreed that they will be liable, pro rata based on their respective ownership interests in our company, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Because we will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of such individuals having any such obligations is minimal. Notwithstanding the foregoing, we have questioned such individuals on their financial net worth and reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that they will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $7.71, plus interest then held in the trust fund, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.71 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until twenty four months from the date of our prospectus in connection with our initial public offering. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the twenty four month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after March 5, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the insider warrants may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either become listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 8,612,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to EarlyBirdCapital) and all of the 1,000,000 shares of preferred stock available for issuance. In connection with the Purchase Agreement for the acquisition of Essex, we have agreed to reserve 1,265,823 shares of our common stock for issuance at such time as the members of Essex Holdings, LLC exchange their retained membership interests. The issuance of additional shares of our common stock or any number of shares of our preferred stock in connection with the acquisition of Essex or future transactions:

•	may significantly reduce the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Some of our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Some of our officers and directors are now, and may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Laurence S. Levy has pre-existing fiduciary obligations to Regency Affiliates, of which he is the chairman, chief executive officer and president, Ozburn-Hessey Logistics, of which he is a director, and Rand Logistics, of which he is the chairman and chief executive officer, while Edward Levy has pre-existing fiduciary obligations to Rand Logistics of which he is president. These obligations may require them to present appropriate business opportunities to these entities as well as presenting them to us for our consideration. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

All of our officers and directors own shares of our common stock issued prior to our initial public offering and warrants purchased after our initial public offering. These securities will not participate in liquidation distributions. Therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock that were issued prior to our initial public offering and purchased insider warrants upon consummation of our initial public offering. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to our initial public offering, as well as the insider warrants, and any warrants purchased by our officers or directors in our initial public offering or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such business combination, although this may entail simultaneous business combinations with several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founding stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. We will proceed with a business combination only if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. We may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. Furthermore, we could structure a business combination that would require us to pay the seller of the target business substantially all of the cash we have in the trust account. We could also negotiate a business combination with a target business that insisted on having access to almost all of the cash in our trust account as a condition of closing. With either of these two structures, we would have to lower the maximum conversion percentage in order to insure that there was sufficient cash available at the closing of the transaction. As a result, we would not be able to consummate such a business combination even if stockholders owning substantially less than 20% of the shares sold in our initial public offering exercise their conversion rights. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for business combinations. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because a significant number of blank check companies have gone public in the United States since September 2003, of which relatively few have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founding stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our offering, our founding stockholders (including all of our officers and directors) will collectively own 20% of our issued and outstanding shares of common stock (assuming they do not purchase any units in our initial public offering). Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founding stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founding stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 11,250,000 shares of common stock as part of the units offered in our initial public offering (plus another 1,687,500 through exercise of the underwriters’ over-allotment option) and the insider warrants to purchase 1,500,000 shares of common stock. We also issued an option to purchase 600,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 600,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our founding stockholders or the purchasers of the insider warrants exercise their registration rights with respect to their initial shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founding stockholders are entitled to demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants are entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 2,812,500 shares of common stock and 1,500,000 warrants (as well as 1,500,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

Investors in our initial public offering may engage in resale transactions only in those states that we have registered the initial public offering and a limited number of other jurisdictions where an applicable exemption from registration exists.

We applied to register our securities, or have obtained an exemption from registration, in Colorado, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Indiana, New York and Rhode Island. Under the National Securities Markets Improvement Act of 1996, the resale of the units and, once they become separately transferable, the common stock and warrants comprising the units are exempt from state registration requirements. However, each state retains jurisdiction to investigate and bring enforcement actions with respect to fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. Although we are not aware of a state having used these powers to prohibit or restrict resales of securities issued by blank check companies generally, certain state securities commissioners view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the resale of securities of blank check companies in their state.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust fund, it is possible that we could be deemed an investment company. It is also possible that if we acquire less than 100% of a target business, we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. Furthermore, we intend to acquire a significant portion of a target business so as to avoid any application of the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

No salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used by the Nasdaq Stock Market, Inc. and the American Stock Exchange LLC. Such exchanges define “independent” as a person, other than an officer or employee of the company or any parent or subsidiary, having no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Equity ownership of non-executive directors is not relevant to the definition of independence. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf (such as identifying potential target businesses and performing due diligence on suitable business combinations), state securities administrators could argue that all of such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations, and a material adverse effect on the prices of our securities held by public stockholders.

Because our initial stockholders’ initial equity investment for their initial shares was only $25,000, our offering may be disallowed by state administrators that follow the North American Securities Administrators Association, Inc. Statement of Policy on development stage companies.

Pursuant to the Statement of Policy Regarding Promoter’s Equity Investment promulgated by The North American Securities Administrators Association, Inc., any state administrator may disallow an offering of a development stage company if the initial equity investment by a company’s promoters does not equal a certain percentage of the aggregate public offering price. Our promoters’ initial investment of $25,000 for their initial shares is less than the required $2,360,000 minimum amount pursuant to this policy. Accordingly, a state administrator would have the discretion to disallow our offering if it wanted to. We cannot assure you that our offering would not be disallowed pursuant to this policy. If the offering were disallowed, it would further restrict your ability to engage in resale transactions with respect to our securities. Additionally, if we are unable to complete a business combination, our promoters’ loss will be limited to their initial investment. Conversely, if we are able to complete a business combination, the shares of common stock acquired prior to our initial public offering will be worth significantly more than $25,000.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 461 Fifth Avenue, 25th Floor, New York, New York 10017 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. We pay ProChannel Management LLC a monthly fee of $7,500 for providing us with office space and general and administrative services. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under they symbols, HYDQU, HYDQ and, HYDQW respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on March 13, 2007 and since the common stock and warrants commenced public trading on March 27, 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:

First Quarter (through March 28, 2008)	$9.15	$8.33	$7.67	$7.30	$1.32	$0.95

2007:
First Quarter	$8.80	$8.00	$7.27	$7.25	$1.45	$1.40
Second Quarter	$9.00	$8.68	$7.35	$7.24	$1.65	$1.35
Third Quarter	$9.00	$8.40	$7.43	$7.27	$1.62	$1.13
Fourth Quarter	$8.48	$8.20	$7.40	$7.28	$1.25	$0.92

Holders

As of March 28, 2008, there was 1 holder of record of our units, 6 holders of record of our common stock and 4 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors.

Recent Sales of Unregistered Securities and Use of Proceeds

In August 2006 we sold the following shares of common stock without registering under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Laurence S. Levy	1,800,000
Edward Levy	900,000
Isaac Kier	112,500

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were to sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of $0.0167 per share. Effective February 2, 2007 and February 5, 2007, our board of directors authorized a stock dividend of 0.5 shares and 0.25 shares of common stock, respectively, for each outstanding share of common stock on such dates, effectively lowering the purchase price to approximately $0.009 per share.

The shares issued prior to our IPO will be held in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. Such shares may be released from escrow earlier than that date if, within the first year after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes or (iii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to such shares.

stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to such shares.

Initial Public Offering

On March 13, 2007 we closed our initial public offering of 11,250,000 units with each unit consisting of one share of our common stock, $.0001 par value per share and one warrant, each to purchase one share of common stock. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $90,000,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-138452). The Securities and Exchange Commission declared the registration statement effective on March 5, 2006.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,500,000 warrants at a price of $1.00 per warrant. These warrants were purchased by Laurence S. Levy, Edward Levy and Isaac Kier and are identical to the warrants included in the units sold in the in initial public offering, except that if we call the warrants sold in the initial public offering for redemption, the warrants sold to Messrs. Levy, Levy and Kier may be exercisable on a cashless basis so long as they are held by the purchasers or their affiliates. Messrs. Levy, Levy and Kier have agreed that the warrants purchased by them will not be sold or transferred by them until a business combination is completed. On March 15, 2007, we consummated the closing of the 1,687,500 units which were subject to the over-allotment option. The 12,937,500 units sold in the initial public offering, including the 1,687,500 units subject to the over-allotment option, generated total gross proceeds of $103,500,000. Of the gross proceeds of the initial public offering (including upon exercise of the over-allotment option) and sale of warrants to Messrs. Levy, Levy and Kier, $99,710,000 (or approximately $7.71 per share sold in the offering) was placed in trust.

We paid a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until we complete a business combination. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust. The remaining proceeds are available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,767,634 in interest through December 31, 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Plan of Operations

We were formed on August 21, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.

We consummated our initial public offering on March 13, 2007. All activity from August 21, 2006 through March 13, 2007 related to our formation and our initial public offering. Since March 13, 2007, we have been searching for prospective target businesses to acquire.

For the year ended December 31, 2007, we had a net income of $1,699,120 derived from interest income of $2,543,781 offset by $23,360 for officers' liability insurance, $42,986 for professional fees, $6,638 for travel and other expenses, $67,000 in Delaware franchise taxes, $388,000 in New York State and City income taxes, $13,000, for transfer agent and trustee fees, $193,195 for dead deal costs, $73,790 in administrative fees and $36,692 for other operating expenses.

For the period from August 21, 2006 to December 31, 2007, we had a net income of $1,698,718 derived from interest income of $2,544,929 offset by $23,360 for officers' liability insurance, $42,986 for professional fees, $6,638 for travel and other expenses, $67,750 in Delaware franchise taxes, $388,000 in New York State and City income taxes, $13,000 for transfer agent and trustee fees, $193,195 for dead deal costs, $73,790 in administrative fees and $37,492 for other operating expenses.

We consummated our initial public offering on March 13, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000. We paid a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until we complete a Business Combination. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust (or approximately $7.71 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 5, 2009, assuming that a business combination is not consummated during that time.

Commencing on March 5, 2007, we began incurring a fee from ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer, of $7,500 per month for general and administrative services including office space, utilities and secretarial support. This arrangement is being agreed to by ProChannel Management LLC for our benefit and is not intended to provide Mr. Levy compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management LLC is at least as favorable as we could have obtained from an unaffiliated person. This arrangement will terminate upon completion of a business combination or the distribution of the trust account to our public stockholders. We believe we will have sufficient available funds outside of the trust fund to operate through March 5, 2009, assuming that a business combination is not consummated during that time. From March 5, 2007 through March 5, 2009, we anticipate that we will incur approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the search for target businesses and to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to ProChannel Management LLC ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business performed by our officers, directors and existing stockholders and $1,170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. No such fund raising is contemplated in connection with the proposed acquisition of Essex.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE; WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Laurence S. Levy	51	Chairman of the Board of Directors and Chief Executive Officer

Edward Levy	44	President and Director

Laurence S. Levy has served as our chairman of the board and chief executive officer since our inception. Mr. Levy has been the chairman of the board of directors and chief executive officer of Rand Logistics, Inc. (originally known as Rand Acquisition Corporation), a company that provides bulk freight shipping services throughout the Great Lakes region, since its inception in June 2004. Rand Acquisition Corporation was formed to acquire an operating business and did so in March 2006, acquiring all of the outstanding stock of Lower Lakes Towing Ltd., and thereafter changed its name to Rand Logistics. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde Park Holdings, LLC or its affiliates invests. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; Parking Company of America Airports LLC, an owner and operator of airport parking garages, of which Mr. Levy is a director; Regency Affiliates, Inc., a diversified publicly listed company, of which Mr. Levy is chairman, chief executive officer and president; Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is chairman. In addition, from March 1997 to January 2001, Mr. Levy served as chairman of Detroit and Canada Tunnel Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999, Mr. Levy served as chief executive officer of High Voltage Engineering Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa and an M.B.A. from Harvard University and graduated as a Baker Scholar. He is also qualified as a Chartered Accountant (South Africa). Mr. Levy is not related to Edward Levy.

Edward Levy has been our president and a member of our board of directors since our inception. Since June 2006, Mr. Levy has been the president of Rand Logistics. From its inception in June 2004 to June 2006, Mr. Levy acted as special advisor to Rand Logistics. Mr. Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.’s Leveraged Finance Group from June 2001 until December 2004. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Since June 1998, Mr. Levy has been a member of the board of managers of Norcross Safety Products LLC, a reporting company under the Securities Exchange Act of 1934, as amended, engaged in the design, manufacture and marketing of branded products in the fragmented personal protection equipment industry. Mr. Levy is also a director of Derby Industries. From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Securities Exchange Act of 1934 that owns and operates six ski resort complexes encompassing nine separate resorts. Mr. Levy is a member of the board of directors of a number of privately-held companies. Mr. Levy received a B.A. from Connecticut College. Mr. Levy is not related to Laurence S. Levy.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Edward Levy, will expire at the first annual meeting. The term of the second class of directors, consisting of Laurence S. Levy, will expire at the second annual meeting.

These individuals will play a key role in identifying and evaluating prospective business combination candidates, selecting the target business, and structuring, negotiating and consummating its business combination. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect a business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) form they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We currently do not have a formal code of ethics. In conjunction with a business combination, we intended to adopt a code of ethics that applies to our principal executive officer, and principal financial officer or controller or persons performing similar functions.

Corporate Governance

We currently do not have audit or nominating committees. In conjunction with a proposed business combination we intend to form such committees.

ITEM 10.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on March 5, 2007 and through the acquisition of a target business or our liquidation, we will pay ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Levy compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2008 regarding the ownership of our common stock by each person who is known to our management to have been the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock

Laurence S. Levy	1,800,000	(2)	11.4%
Edward Levy	900,000	(3)	5.7%
David M. Knott 4485 Underhill Boulevard, Suit 205 Syosset, New York 11791	1,745,000	(4)	11.1%
Sapling, LLC 505 Fifth Avenue 23rd Floor New York, New York 10017	1,213,430	(5)	7.7%
Goldentree Asset Management LP 300 Park Avenue, 21st Floor, New York , New York 10022	800,000	(6)	5.1%
All directors and executive officers as a group (two individuals)	2,700,000	(7)	17.1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 461 Fifth Avenue, 25th Floor, New York, New York 10017.

(2)
Includes (i) 450,000 shares of common stock held by NMJ Trust, a trust established for the benefit of Mr. Levy’s minor children and (ii) 3,000 shares of common stock held by Jane Levy, Mr. Levy’s sister, but does not include 977,333 shares of common stock issuable upon exercise of warrants held by Mr. Levy that are not exercisable and will not become exercisable within 60 days.

(3)	Does not include 488,667 shares of common stock issuable upon exercise of warrants held by Mr. Levy that are not exercisable and will not become exercisable within 60 days.

(4)
This information is based solely on the contents of a filing on Schedule 13G/A dated December 31, 2007 filed by David M. Knott, Dorset Management Corporation, Shoshone Partners, L.P., and Knott Partners Offshore Master Fund, L.P and Form 4s filed by Mr. Knott on March 10, 2008 and March 19, 2008.

(5)
This information is based solely on the contents of a filing on Schedule 13G/A dated December 31,2007 filed by Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc, which reports beneficial ownership of 1,515,000 shares, which is equivalent to 9.6% of outstanding common stock.

(6)	This information is based solely on the contents of a filing on Schedule 13G dated December 31, 2007 filed by Goldentree Asset Management LP, Goldentree Asset Management LLC, Steven A. Tanabaum.

(7)
Does not include 1,466,000 shares of common stock issuable upon exercise of warrants held by our officers and directors individuals that are not exercisable and will not become exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In August 2006, we issued 2,812,500 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.0089 per share, as follows:

Name	Number of Shares	Relationship to Us
Laurence S. Levy	1,800,000	Chairman of the Board and Chief Executive Officer

Edward Levy	900,000	President and Director

Isaac Kier	112,500	Stockholder

Effective February 2, 2007 and February 5, 2007, our board of directors authorized a stock dividend of 0.5 shares and 0.25 shares of common stock, respectively, for each outstanding share of common stock on such dates, effectively lowering the purchase price to approximately $0.009 per share. In February 2007, Laurence Levy transferred 450,000 shares of common stock to NMJ Trust, a trust established for Mr. Levy’s minor children, and 3,000 shares of common stock to Jane Levy, his sister.

The holders of the majority of these shares are entitled to demand that we register these shares at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Laurence S. Levy, Edward Levy and Isaac Kier have committed, pursuant to written subscription agreements with us and EarlyBirdCapital, Inc. to purchase the insider warrants (for an aggregate purchase price of $1,500,000, or $1.00 per warrant) from us. These purchases took place on a private placement basis simultaneously with the consummation of our offering. The insider warrants are identical to the warrants issued in our IPO except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis at the holder’s option (except in the case of a forced cashless exercise upon our redemption of the warrants) so long as such warrants are held by these purchasers or their affiliates. Additionally, the purchasers have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination. The holders of the majority of these insider warrants (or underlying shares) are entitled to demand that we register these securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer, has agreed that, commencing on March 5, 2007 through the acquisition of a target business, a small amount of office space and certain office and secretarial services was made available to us, as we may require from time to time. We have agreed to pay ProChannel Management LLC $7,500 per month for these services. Mr. Levy is a member and the beneficial owner of 100% of ProChannel Management LLC and, as a result, will benefit from the transaction to the extent of his interest in ProChannel Management. However, this arrangement is solely for our benefit and is not intended to provide Mr. Levy compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Laurence S. Levy, Edward Levy and Isaac Kier advanced to us an aggregate of $125,000 prior to our IPO to cover expenses related to our initial public offering. The loans were repaid without interest on March 5, 2007.

We will reimburse our existing stockholders, officers, directors or their affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Independence of Directors

In anticipation of being listed on the NASDAQ Capital Market, we will adhere to the rules of NASDAQ in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NASDAQ listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Currently, the board contains no independent directors.

ITEM 13.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of the Corporation, effective as of September 28, 2007. (3)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Edward Levy. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (1)

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.6	Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (1)

10.7	Form of Promissory Note, dated as of August 21, 2006, issued to each of Laurence S. Levy, Edward Levy and Isaac Kier. (1)

10.8	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Laurence S. Levy, Edward Levy and Isaac Kier. (1)

10.10	Letter Agreement among the Registrant, EarlyBird Capital, Inc. and NMJ Trust. (1)

10.11	Letter Agreement among the Registrant, EarlyBird Capital, Inc. and Jane Levy. (1)

10.12	Purchase Agreement, dated March 6, 2008, by and among Hyde Park Acquisition Corp., Essex Crane Rental Corp., Essex Holdings LLC, the members of Essex Holdings LLC and KCP Services, LLC. (2)

31.1	Section 302 Certification by Chief Executive Officer & Chief Financial Officer.

32.1	Section 906 Certification by Chief Executive Officer & Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File 333-138452)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as Exhibit 10.1, dated March 6, 2008 and filed with the SEC on the same date.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant. GGK had a continuing relationship with RSM McGladrey, Inc. ("RSM"), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with this examination. On January 10, 2008, we were notified that the partners of GGK became partners of McGladrey & Pullen, LLP pursuant to the terms of a limited asset purchase agreement and that, as a result thereof, GGK has resigned as our independent registered public accounting firm.  McGladrey & Pullen, LLP was subsequently engaged as our new independent registered public accounting firm.

The audit reports of GGK on our financial statements as of March 13, 2007 and December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from August 21, 2006 (inception) to March 13, 2007, January 1, 2007 to March 13, 2007 and August 21, 2006 (inception) to December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our then independent registered public accounting firm, GGK, were $66,525 for the services performed in connection with our initial public offering, including the financial statements included in the Forms 10-QSB filed for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007 and the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007. Audit fees expected to be billed by McGladrey & Pullen LLP for the audit of the December 31, 2007 financial statements total approximately $25,000.

Audit-Related Fees

During 2007 and 2006, our principal accountant did not render audit assurance or related services reasonably related to the performance of the audit or review of the financial statements.

Tax Fees

There were $1,432 of fees billed by GGK for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed by GGK for other professional services rendered during the fiscal year ended December 31, 2007.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

HYDE PARK ACQUISITION CORP.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hyde Park Acquisition Corp.

We have audited the accompanying balance sheet of Hyde Park Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative period from August 21, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyde Park Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and the cumulative period from August 21, 2006 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

McGladery & Pullen, LLP
New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hyde Park Acquisition Corp.

We have audited the accompanying balance sheet of Hyde Park Acquisition Corp. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the period from August 21, 2006 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyde Park Acquisition Corp. as of December 31, 2006 and the results of its operations and its cash flows for the period from August 21, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 16, 2007

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Balance Sheet

	December 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash	$1,051,801	$43,276
Cash held in Trust Fund	100,927,634	-
Deferred tax asset	28,000	-
Prepaid expenses and other current assets	33,418	-

Total current assets	102,040,853	43,276

Deferred costs	528,331	126,165

Total Assets	$102,569,184	$169,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$730,410	$19,843
Deferred underwriters fees	1,552,500	-
Deferred interest	243,405	-
Notes payable to initial stockholders	-	125,000

Total current liabilities	2,526,315	144,843

Common stock, subject to possible conversion, 2,586,206 shares	19,932,029	-

Commitment

Stockholders' Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which includes 2,586,206 subject to possible conversion) and 2,812,500, in 2007 and 2006, respectively	1,575	281
Additional paid-in capital	78,410,547	24,719
Retained earnings (Deficit) accumulated during development stage	1,698,718	(402)

Total stockholders' equity	80,110,840	24,598

Total Liabilities and Stockholders' Equity	$102,569,184	$169,441

See accompanying notes to financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

		Period from August 21,	Period from August 21,
	For the Year Ended	2006 (Inception) to	2006 (Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
Formation costs	$-	$800	$800
Trustee fees	13,000	-	13,000
Management fees	73,790	-	73,790
Professional fees	42,986	-	42,986
Officers' liability insurance	23,360	-	23,360
Operating costs	43,330	-	43,330
Dead deal costs	193,195	-	193,195
Delaware franchise taxes	67,000	750	67,750

Operating loss	(456,661)	(1,550)	(458,211)

Interest income	2,543,781	1,148	2,544,929

Net income (loss) before income taxes	2,087,120	(402)	2,086,718

Provision for income taxes	388,000	-	388,000

Net income (loss) for the period	$1,699,120	$(402)	$1,698,718

Weighted average shares outstanding, basic and diluted	13,224,144	2,812,500	10,443,524

Basic and diluted net income (loss) per share	$0.13	$(0.00)	$0.16

See accompanying notes to financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity

				Additional	Earnings
				Paid-In	accumulated
	Common Stock			developmental	during the
	Shares	Amount	Capital	stage	Total
Issuance of common stock to initial stockholders on August 21, 2006 at $.0089 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	1,500,000

Net income for the year ended December 31, 2007	-	-	-	1,699,120	1,699,120

Balance December 31, 2007	15,750,000	$1,575	$78,410,547	$1,698,718	$80,110,840

See accompanying notes to financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows

	Period from	Period from
For the	August 21, 2006	August 21, 2006
Year Ended	(Inception) to	(Inception) to
December 31, 2007	December 31, 2006	December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$1,699,120	$(402)	$1,698,718
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating Activities
Deferred income taxes	(28,000)	-	(28,000)
Changes in assets and liabilities:
Interest earned on trust fund	(2,767,634)	-	(2,767,634)
Increase in prepaid expenses	(33,418)	-	(33,418)
Increase in deferred interest	243,405		243,405
Increase in accrued expenses	311,329	750	312,079
Net cash provided by (used in) operating activities	(575,198)	348	(574,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	(99,710,000)	-	(99,710,000)
Payment of deferred costs	(110,000)		(110,000)
Disbursements from Trust	1,550,000	-	1,550,000
Net cash used in investing activities	(98,270,000)	-	(98,270,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	103,500,000	-	103,500,000
Proceeds from underwriters purchase option	100	-	100
Proceeds from issuance of warrants	1,500,000	-	1,500,000
Payment of costs of initial public offering	(5,021,377)	(107,072)	(5,128,449)
Proceeds from notes payable, stockholders	-	125,000	125,000
Repayment of notes payable, stockholders	(125,000)	-	(125,000)
Proceeds from sale of common stock	-	25,000	25,000

Net cash provided by financing activities	99,853,723	42,928	99,896,651

Net increase in cash	1,008,525	43,276	1,051,801

Cash at beginning of period	43,276	-	-

Cash at end of period	$1,051,801	$43,276	$1,051,801

Supplemental schedule of non-cash investing/financing activities:
Deferred underwriters fees	1,552,500	-	1,552,500
Accrual of costs of proposed public offering	-	19,093	-
Deferred acquisition costs in accrued expenses	418,831	-	418,331

See accompanying notes to financial statements.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations
Hyde Park Acquisition Corp. (the “Company”) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

All activity from August 21, 2006 (inception) through December 31, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

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

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by March 5, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 2).

Cash and Cash Equivalents - Cash and cash equivalents are deposited with financial institutions as well as in short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

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

Deferred Investment Costs - Deferred investment costs represent expenses incurred pursuant to a potential business combination arrangement. These costs are either capitalized when the deal is consummated are charged to operations at the time the deal is abandoned.

Deferred Interest - Deferred interest represents 19.99% of the excess interest earned on the investments held in trust above the $1,550,000 allowable to be released to the Company to fund working capital requirements and tax obligations.

Net Income per Share - Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 12,937,500 outstanding warrants issued in connection with the initial public offering, the 1,500,000 outstanding warrants issued in connection with the private placement and the 600,000 units (consisting of 600,000 common shares and 6,000,000 warrants for a total of 1,200,000 potential dilutive shares) included in the Option described in Note 2 has not been considered in diluted earnings per share calculations since such warrants and options are contingently exercisable.

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

Notes to Financial Statements

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statement in accordance with SFAS No. 109. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2007, the Company recognized no adjustments for uncertain benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the computation of income before income taxes. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

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

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1.5% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. Accordingly, $1,552,500 has been recorded as deferred underwriting fees in the accompanying December 31, 2007 balance sheet. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $8.80 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,019,940 ($3.3549 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.78%, (2) risk-free interest rate of 4.67% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

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

4.	Limited Distributions of Income from Trust Account

Upon written request from the Company, the Trustees may distribute amounts to the Company to fund working capital requirements and tax obligations. The maximum amount of distributions that the Company may request and the Trustee shall distribute is $1,550,000, of which the Company has received in full through December 31, 2007. The Trust account activity for the year ended December 31, 2007 is as follows:

Amount placed in Trust	$ 99,710,000
Interest earned on Trust (includes $243,405 of deferred interest income)	2,767,634
Amounts withdrawn for income tax payments and working capital	(1,550,000)
Balance at December 31, 2007	$100,927,634

5.	Notes Payable, Stockholders
The Company issued an aggregate of $125,000 in unsecured promissory notes to its Initial Stockholders, who are also officers and directors of the Company, on August 21, 2006. The notes were non-interest bearing and were paid from the net proceeds of the Offering.

6.	Commitments
The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007. The statements of operations for the year ended December 31, 2007 and the period from August 21, 2006 (inception) to December 31, 2007 include $73,790 of expense related to this agreement.

Pursuant to letter agreements dated as of August 17, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

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

EarlyBirdCapital, Inc. has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay EarlyBirdCapital, Inc. a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $900,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

7.	Preferred Stock
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

8.	Income Taxes	The provision for income taxes consists of the following:

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

Year Ended
December 31, 2007
Current:
State	$192,000
Local	224,000
Total Current	$416,000

Deferred:
State	(13,000)
City	(15,000)
Total Deferred	(28,000)

Total	388,000

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

Year Ended
December 31, 2007

Statutory federal income tax rate	34.0%
State and local income taxes	18.5
Dividend income not subject to Federal income tax	(38.3)
Change in valuation allowance	4.4

Effective income tax rate	18.6%

Significant components of the Company's deferred tax assets are as follows:

	December 31,	December 31,
	2007	2006

Expenses deferred for income
Tax purposes	$84,400	$137
Interest income deferred for reporting purpose	28,000
Federal Net Operating Loss
Carryforward	22,700	-
Less: valuation allowance	(107,100)	(137)
Total	$28,000	$-

The Company has established a valuation allowance against substantially all of its deferred tax asset, which principally relates to Federal income tax temporary differences, since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes.

During the year ended December 31, 2007, cash paid for income taxes were $320,000 which consisted of New York State and City Income Taxes.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

9.	Subsequent Event (unaudited)
On March 6, 2008, the Company entered into a Purchase Agreement (the “Agreement”) with Essex Crane Rental Corp., a Delaware corporation (“Essex”), Essex Holdings LLC, a Delaware limited liability company (“Holdings”), the members of Holdings and KCP Services, LLC, pursuant to which the Company agreed to purchase all of the membership interests of Holdings other than membership interests to be retained by the members of Holdings for $210,000,000 minus the value of the membership interests to be retained by the members of Holdings, subject to adjustment. The value of the retained interests for purposes of the acquisition is $10,000,000. The membership interests retained by the members of Holdings may, at their option, be exchanged for an aggregate of 1,265,823 shares of the Company’s common stock at any time after completion of the acquisition. Essex is a wholly-owned subsidiary of Holdings.

Essex owns the largest specialized fleet of lattice-boom crawler cranes and attachments in North America. Chicago-based Essex operates an industry-leading fleet of approximately 400 high-lift capacity crawler cranes which has been assembled throughout its 48 years of operation.

The Company expects that the transaction will be consummated shortly after its special meeting of stockholders to approve the transaction. The date of the meeting is still to be determined but is expected to be held in the third quarter of 2008. However, if the Essex acquisition, or an alternative business combination, is not completed by March 5, 2009, the Company will be forced to dissolve and liquidate.

At December 31, 2007, $528,331 of costs related to the Essex acquisition have been deferred as capitalizable acquisition costs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDE PARK ACQUISITION CORP.

By:	/s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurence S. Levy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer	March 31, 2008
Laurence S. Levy

/s/ Edward Levy	President and Director	March 31, 2008
Edward Levy