Form 10-Q
period 2008-03-31
Hyde Park Acquisition CORP
filed 2008-05-15
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 000-52459

HYDE PARK ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5415048
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

461 Fifth Avenue, 25th Floor	10017
New York, New York	(Zip Code)
(Address of Principal Executive Office)

212-644-3450
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 12, 2008, 15,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheet

	March 31, 2008	December 31,
	(unaudited)	2007
ASSETS
Current Assets:
Cash	$637,900	$1,051,801
Cash held in Trust Fund	101,545,298	100,927,634
Deferred tax asset	42,300	28,000
Prepaid expenses and other current assets	73,238	33,418
Total current assets	102,298,736	102,040,853
Deferred acquisition costs	1,177,567	528,331
Total Assets	$103,476,303	$102,569,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$1,262,988	$730,410
Deferred underwriters fees	1,552,500	1,552,500
Deferred interest	366,875	243,405
Total current liabilities	3,182,363	2,526,315

Common stock, subject to possible conversion, 2,586,206 shares	19,932,029	19,932,029

Commitments

Stockholders' Equity	-	-
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which includes 2,586,206 subject to possible conversion)	1,575	1,575
Additional paid-in capital	78,410,547	78,410,547
Retained earnings accumulated during development stage	1,949,789	1,698,718
Total stockholders' equity	80,361,911	80,110,840
Total Liabilities and Stockholders' Equity	$103,476,303	$102,569,184

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended March 31, 2008	For The Three Months Ended March 31, 2007	Period from August 21, 2006 (Inception) to March 31, 2008
Formation costs	$-	$-	$800
Trustee fees	-	4,000	13,000
Management fees	22,500	6,290	96,290
Professional fees	80,369	2,000	123,355
Officers' liability insurance	11,680	-	35,040
Operating costs	10,659	1,779	53,989
Dead deal costs	-	-	193,195
Delaware franchise taxes	23,949	15,770	91,699

Operating loss	(149,157)	(29,839)	(607,368)

Interest income	505,928	175,437	3,050,857

Net income before income taxes	356,771	145,598	2,443,489

Provision for income taxes	105,700	-	493,700

Net income for the period	$251,071	$145,598	$1,949,789

Weighted average shares outstanding, basic and diluted	15,750,000	5,506,250	11,263,370

Basic and diluted net income per share	$0.02	$0.03	$0.17

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Earnings accumulated during the developmental stage	Total
	Shares	Amount

Issuance of common stock to initial stockholders on August 21, 2006 at $.0089 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to intitial stockholders	-	-	1,500,000	-	1,500,000

Net income for the year ended December 31, 2007	-	-	-	1,699,120	1,699,120

Balance at December 31, 2007	15,750,000	1,575	78,410,547	1,698,718	80,110,840

Unaudited:
Net income for the three months ended March 31, 2008	-	-	-	251,071	251,071

Balance at March 31, 2008	15,750,000	$1,575	$78,410,547	$1,949,789	$80,361,911

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Period from August 21, 2006 (Inception) to March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$251,071	$145,598	$1,949,789
Adjustments to reconcile net income to net cash used in operating activities
Deferred income taxes	(14,300)	-	(42,300)
Changes in assets and liabilities
Interest earned on trust fund	(617,664)	(174,750)	(3,385,298)
Increase in prepaid expenses	(39,820)	(24,349)	(73,238)
Increase in deferred interest	123,470	-	366,875
Increase (decrease) in accrued expenses	(66,258)	17,563	245,821

Net cash used in operating activities	(363,501)	(35,938)	(938,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	-	(99,710,000)	(99,710,000)
Payment of deferred costs	(50,400)	-	(160,400)
Disbursement from Trust	-	-	1,550,000

Net cash used in investing activities	(50,400)	(99,710,000)	(98,320,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	-	103,500,000	103,500,000
Proceeds from underwriters purchase option	-	100	100
Proceeds from issuance of warrants	-	1,500,000	1,500,000
Payments of costs of initial public offering	-	(4,971,377)	(5,128,449)
Proceeds from notes payable, stockholders	-	-	125,000
Repayments of notes payable, stockholders	-	(125,000)	(125,000)
Proceeds from sale of common stock	-	-	25,000

Net cash provided by financing activities	-	99,903,723	99,896,651

Net increase (decrease) in cash	(413,901)	157,785	637,900

Cash at beginning of period	1,051,801	43,276	-

Cash at end of period	$637,900	$201,061	$637,900

Supplemental schedule of non-cash investing/financing activities:
Deferred underwriters fees	$-	$1,552,500	$1,552,500
Accrual of costs of proposed public offering	-	30,907	-
Deferred acquisition costs included in accrued expenses	598,837	-	1,017,168
	$598,837	$1,583,407	$2,569,668

See accompanying notes to condensed financial statements

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

The condensed financial statements at March 31, 2008 and for the periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three month period ended March 31, 2008 and 2007, and for the period from August 21, 2006 (inception) through March 31, 2008, and its cash flows and statement of stockholders' equity for the three month periods ended March 31, 2008 and 2007 and for the period from August 21, 2006 (inception) through March 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2007 and the statement of stockholders' equity for the period then ended have been derived from the audited financial statements included in the Company's Form 10-KSB filed on March 31, 2008.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB filed with the U.S. Securities and Exchange Commission. The accounting principles used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

All activity from August 21, 2006 (inception) through March 13, 2007 relates to the Company’s formation and initial public offering described below. Since March 13, 2007, the Company has been searching for prospective target businesses to acquire.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 5, 2007. The Company consummated the offering on March 13, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $99,710,000 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,550,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and tax obligations.

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

Cash and Cash Equivalents – Cash and cash equivalents are deposited with financial institutions as well as in short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk– Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments– The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Deferred Income Taxes– Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Deferred Acquisition Costs - Deferred acquisition costs represent expenses incurred pursuant to a potential business combination arrangement. These costs are either capitalized when the deal is consummated or charged to operations at the time the deal is abandoned.

Deferred Interest - Deferred interest represents 19.99% of the excess interest earned on the investments held in trust above the $1,550,000 allowable to be released to the Company to fund working capital requirements and tax obligations.

Net Income per Share – Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 12,937,500 outstanding warrants issued in connection with the initial public offering, the 1,500,000 outstanding warrants issued in connection with the private placement and the 600,000 units included in the Option described in Note 2 has not been considered in diluted earnings per share calculations since such warrants and options are contingently exercisable.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements– Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statement in accordance with SFAS No. 109. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2008 and 2007, the Company recognized no adjustments for uncertain benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the computation of income before income taxes. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The 2006 and 2007 tax years remain open to examination by the taxing authorities in the jurisdiction in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

2.	Initial Public Offering
On March 13, 2007, the Company sold 11,250,000 units (“Units”) in the Offering at $8.00 per Unit. On March 15, 2007, the Company consummated the sale of an additional 1,687,500 Units which were subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and March 5, 2008 and expiring March 4, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of Early Bird Capital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1.5% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. Accordingly, $1,552,500 has been recorded as deferred underwriting fees in the accompanying balance sheets. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $8.80 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,019,940 ($3.3549 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.78%, (2) risk-free interest rate of 4.67% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

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
The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007. The statements of operations for the three months ended March 31, 2008 and the period from August 21, 2006 (inception) to March 31, 2008 include $22,500 and $96,290 of expense related to this agreement, respectively.

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

Early Bird Capital, Inc. has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay Early Bird Capital, Inc. a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $900,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

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

6.	Income Taxes	The provision for income taxes consists of the following:

Three Months Ended March 31, 2008
Current:
State	$48,400
Local	53,600
Prior year under accruals	18,000
Total Current	$120,000

Deferred:
State	$(6,600)
Local	(7,700)
Total Deferred	$(14,300)

Total	$105,700

The Company's effective tax rate was approximately 29.6% for the three month period ended March 31, 2008.

The Company has established a valuation allowance against substantially all of its deferred tax asset, which principally relates to Federal income tax temporary differences, since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes.

During the three months ended March 31, 2008, the Company paid $222,500 of New York State and City Income Taxes.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

7.	Purchase Agreement for Proposed Business Combination
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

At March 31, 2008, $1,177,567 of costs related to the Essex acquisition have been deferred as capitalizable acquisition costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended March 31, 2007, we had a net income of $145,598 derived from interest income of $175,437 offset by $2,000 for professional fees, $661 for travel and other expenses, $15,770 in Delaware franchise taxes, $4,000 for transfer agent and trustee fees, $6,290 in administrative fees and $1,118 for other operating expenses.

For the three months ended March 31, 2008, we had a net income of $251,071 derived from interest income of $505,928 offset by $11,680 for officers’ liability insurance, $80,369 for professional fees, $7,297 for travel and other expenses, $23,949 in Delaware franchise taxes, $105,700 in New York State and City income taxes, $22,500 in administrative fees and $3,362 for other operating expenses.

For the period from August 21, 2006 (inception) to March 31, 2008, we had a net income of $1,949,789 derived from interest income of $3,050,857 offset by $800 for formation costs, $35,040 for officers’ liability insurance, $ 123,355 for professional fees, $35,229 for travel and other expenses, $91,699 in Delaware franchise taxes, $493,700 in New York State and City income taxes, $13,000 for transfer agent and trustee fees, $193,195 for dead deal costs, $96,290 in administrative fees and $18,760 for other operating expenses.

We consummated our initial public offering on March 13, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000. We incurred a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until we complete a Business Combination. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust (or approximately $7.71 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 5, 2009, assuming that a business combination is not consummated during that time.

Commencing on March 5, 2007, we began incurring a fee from ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer, of $7,500 per month for general and administrative services including office space, utilities and secretarial support. This arrangement is being agreed to by ProChannel Management LLC for our benefit and is not intended to provide Mr. Levy compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management LLC is at least as favorable as we could have obtained from an unaffiliated person. This arrangement will terminate upon completion of a business combination or the distribution of the trust account to our public stockholders. We believe we will have sufficient available funds outside of the trust fund to operate through March 5, 2009, assuming that a business combination is not consummated during that time. From March 5, 2007 through March 5, 2009, we anticipate that we will incur approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the search for target businesses and to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to ProChannel Management LLC ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business performed by our officers, directors and existing stockholders and $1,170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. No such fund raising is contemplated in connection with the proposed acquisition of Essex.

On March 6, 2008, we entered into a Purchase Agreement (the “Agreement”) with Essex Crane Rental Corp., a Delaware corporation (“Essex”), Essex Holdings LLC, a Delaware limited liability company (“Holdings”), the members of Holdings and KCP Services, LLC, pursuant to which we agreed to purchase all of the membership interests of Holdings, other than membership interests to be retained by the members of Holdings, for $210,000,000 minus the value of the membership interests to be retained by the members of Holdings, subject to adjustment. The value of the retained interests for purposes of the acquisition is $10,000,000. The membership interests retained by the members of Holdings may, at their option, be exchanged for an aggregate of 1,265,823 shares of our common stock at any time after completion of the acquisition. Essex is a wholly-owned subsidiary of Holdings.

On May 9, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Agreement. The Amendment provides for (i) deposits for new crane purchases paid by Essex prior to the closing to be taken into account in determining the purchase price adjustment related to crane purchases and sales, (ii) an adjustment to the manner in which the purchase price will be paid (cash versus retained interests in Holdings) in the event that Essex, Holdings or its members determine to purchase shares of our common stock prior to the closing and (iii) reimbursement of certain additional costs incurred by Essex, Holdings or its members in connection with the transactions under the Agreement, as amended.

Essex owns one of the largest specialized fleets of lattice-boom crawler cranes and attachments in North America. Chicago-based Essex operates a fleet of over 350 high-lift capacity crawler cranes and attachments which has been assembled throughout its 48 years of operation.

We expect that the transaction will be consummated shortly after its special meeting of stockholders to approve the transaction. The date of the meeting is still to be determined but is expected to be held in the third quarter of 2008. However, if the Essex acquisition, or an alternative business combination, is not completed by March 5, 2009, we will be forced to dissolve and liquidate.

For a more complete discussion of our proposed business combination, see our 8-K filed with the SEC on March 6, 2008, our 8-K filed with the SEC on May 12, 2008 and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on May 12, 2008.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We incurred a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, we paid approximately $563,450 for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $98,423,651, of which $98,210,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $99,710,000 (or approximately $7.71 per share sold in the offering).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
31.1 - Section 302 Certification by CEO & CFO

32.1 - Section 906 Certification by CEO & CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDE PARK ACQUISITION CORP.

Dated: May 15, 2008
/s/ Laurence S. Levy
Laurence S. Levy
Chairman, Chief Executive Officer and
Chief Financial Officer