Form 10-Q
period 2008-06-30
Hyde Park Acquisition CORP
filed 2008-08-08
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 000-52459

HYDE PARK ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5415048
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

461 Fifth Avenue, 25th Floor
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 6, 2008, 15,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current Assets:
Cash	$151,619	$1,051,801
Cash held in Trust Fund	102,009,021	100,927,634
Deferred tax asset	52,460	28,000
Prepaid expenses and other current assets	93,710	33,418

Total current assets	102,306,810	102,040,853

Deferred costs	1,890,116	528,331

Total Assets	$104,196,926	$102,569,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$1,692,148	$730,410
Deferred underwriters fees	1,552,500	1,552,500
Deferred interest	454,982	243,405

Total current liabilities	3,699,630	2,526,315

Common stock, subject to possible conversion, 2,586,206 shares	19,932,029	19,932,029

Commitments

Stockholders' Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which includes 2,586,206 subject to possible conversion)	1,575	1,575
Additional paid-in capital	78,410,547	78,410,547
Retained earnings during development stage	2,153,145	1,698,718

Total stockholders' equity	80,565,267	80,110,840

Total Liabilities and Stockholders' Equity	$104,196,926	$102,569,184

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations

			Period from
			August 21,
	For The Six	For The Six	2006
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Formation costs	$-	$-	$800
Transfer agent	1,609	-	1,609
Trustee fees	-	6,250	13,000
Management fees	45,000	28,790	118,790
Professional fees	106,376	19,790	149,362
Officers' liability insurance	18,637	-	41,997
Operating costs	45,321	20,388	88,651
Dead deal costs	-	47,500	193,195
Delaware franchise taxes	42,198	32,875	109,948

Operating loss	(259,141)	(155,593)	(717,352)

Interest income	883,108	1,060,096	3,428,037

Net income before income taxes	623,967	904,503	2,710,685

Provision for income taxes	169,540	153,125	557,540

Net income for the period	$454,427	$751,378	$2,153,145

Weighted average shares outstanding, basic and diluted	15,750,000	10,656,423	11,869,493

Basic and diluted net income per share	$0.03	$0.07	$0.18

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations

	For The Three	For The Three
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)
Formation costs	$-	$-
Transfer agent	1,609	-
Trustee fees	-	2,250
Management fees	22,500	22,500
Professional fees	26,007	17,790
Officers' liability insurance	6,957	-
Operating costs	34,662	18,609
Dead deal costs	-	47,500
Delaware franchise taxes	18,250	17,105

Operating loss	(109,985)	(125,754)

Interest income	377,180	884,659

Net income before income taxes	267,195	758,905

Provision for income taxes	63,840	153,125

Net income for the period	$203,355	$605,780

Weighted average shares outstanding, basic and diluted	15,750,000	15,750,000

Basic and diluted net income per share	$0.01	$0.04

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders' Equity

				Earnings
				accumulated
			Additional	during the
	Common Stock		Paid-in	development
	Shares	Amount	Capital	stage	Total

Issuance of common stock to initial stockholders on August 21, 2006 at $.0089 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to intitial stockholders	-	-	1,500,000	-	1,500,000

Net income for the year ended December 31, 2007	-	-	-	1,699,120	1,699,120

Balance at December 31, 2007	15,750,000	1,575	78,410,547	1,698,718	80,110,840

Unaudited:
Net income for the six months ended June 30, 2008	-	-	-	454,427	454,427

Balance at June 30, 2008	15,750,000	$1,575	$78,410,547	$2,153,145	$80,565,267

See accompanying notes to condensed financial statements

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

			Period from
	For the	For the	August 21,
	Six Months	Six Months	2006
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$454,427	$751,378	$2,153,145
Adjustments to reconcile net income to net cash used in
operating activities
Deferred income taxes	(24,460)	-	(52,460)
Changes in assets and liabilities
Interest earned on trust fund	(1,081,386)	(1,057,141)	(3,849,020)
Increase in prepaid expenses	(60,292)	(64,885)	(93,710)
Increase in deferred interest	211,577	-	454,982
Increase (decrease) in accrued expenses	(60,897)	202,611	251,182

Net cash used in operating activities	(561,031)	(168,037)	(1,135,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	-	(99,710,000)	(99,710,000)
Payment of deferred costs	(339,151)	-	(449,151)
Disbursement from Trust	-	452,705	1,550,000

Net cash used in investing activities	(339,151)	(99,257,295)	(98,609,151)

CASH FLOW FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	-	103,500,000	103,500,000
Proceeds from underwriters purchase option	-	100	100
Proceeds from issuance of warrants	-	1,500,000	1,500,000
Payments of costs of initial public offering	-	(5,021,377)	(5,128,449)
Proceeds from notes payable, stockholders	-	-	125,000
Repayments of notes payable, stockholders	-	(125,000)	(125,000)
Proceeds from sale of common stock	-	-	25,000

Net cash provided by financing activities	-	99,853,723	99,896,651

Net increase (decrease) in cash	(900,182)	428,391	151,619

Cash at beginning of period	1,051,801	43,276	-

Cash at end of period	$151,619	$471,667	$151,619

Supplemental schedule of non-cash investing/financing activities:
Deferred underwriters fees	$-	$1,552,500	$1,552,500
Deferred acquisition costs in accrued expenses	$1,022,635	$-	$1,440,965

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

The condensed financial statements at June 30, 2008 and for three and six month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three month and six month periods ended June 30, 2008 and 2007, and for the period from August 21, 2006 (inception) through June 30, 2008, and its cash flows and statement of stockholders' equity for the six month periods ended June 30, 2008 and 2007 and for the period from August 21, 2006 (inception) through June 30, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2007 and the statement of stockholders' equity for the period then ended have been derived from the audited financial statements included in the Company's Form 10-KSB filed on March 31, 2008.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments – The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Deferred Income Taxes – Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Hyde Park Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Deferred Acquisition Costs - Deferred acquisition costs represent expenses incurred pursuant to a potential business combination arrangement. These costs are either capitalized when the deal is consummated or charged to operations at the time the deal is abandoned. If the company consummates a business combination after December 15, 2008, the effective date of FASB No. 141(R) (see below), the costs will be charged to operations.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces FASB 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our Fiscal 2009). Should the Company consummate a business combination after this date, the Company would be required to charge its acquisition related costs as an operating expense.

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
The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007. The statements of operations for the three and six months ended June 30, 2008 and the period from August 21, 2006 (inception) to June 30, 2008 include $22,500, $45,000 and $118,790 of expense related to this agreement, respectively.

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

6.	Income Taxes	During the six months ended June 30, 2008, the Company paid $327,500 for New York State and City Income Taxes.

7.	Purchase Agreement for Proposed Business Combination
At June 30, 2008, $1,890,116 of costs related to the Essex acquisition have been deferred as capitalizable acquisition costs.

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

For the three months ended June 30, 2007, we had a net income of $605,780 derived from interest income of $884,659 offset by $715 for officer liability insurance, $17,790 for professional fees, $6,814 for travel and other expenses, $17,105 in Delaware franchise taxes, $153,125 in New York State and City income taxes, $2,250 for trustee fees, $47,500 for dead deal expenses, $22,500 in management fees and $11,080 for other operating expenses.

For the six months ended June 30, 2007, we had a net income of $751,378 derived from interest income of $1,060,096 offset by $715 for officer liability insurance, $19,790 for professional fees, $7,476 for travel and other expenses, $32,875 in Delaware franchise taxes, $153,125 in New York State and City income taxes, $6,250 for trustee fees, $47,500 for dead deal expenses, $28,790 in management fees and $12,197 for other operating expenses.

For the three months ended June 30, 2008, we had a net income of $203,355 derived from interest income of $377,180 offset by $6,957 for officers’ liability insurance, $26,007 for professional fees, $20,106 for travel and other expenses, $18,250 in Delaware franchise taxes, $63,840 in New York State and City income taxes, $1,609 in transfer agent fees, $22,500 in management fees and $14,556 for other operating expenses.

For the six months ended June 30, 2008, we had a net income of $454,427 derived from interest income of $883,108 offset by $18,637 for officers’ liability insurance, $106,376 for professional fees, $27,567 for travel and other expenses, $42,198 in Delaware franchise taxes, $169,540 in New York State and City income taxes, $1,609 in transfer agent fees, $45,000 in management fees and $17,754 for other operating expenses.

For the period from August 21, 2006 (inception) to June 30, 2008, we had a net income of $2,153,145 derived from interest income of $3,428,037 offset by $800 for formation costs, $41,997 for officers’ liability insurance, $149,362 for professional fees, $57,791 for travel and other expenses $109,948 in Delaware franchise taxes, $557,540 in New York State and City income taxes, $14,609 for transfer agent and trustee fees, $193,195 for dead deal costs, $118,790 in management fees and $30,860 for other operating expenses.

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

For a more complete discussion of our proposed business combination, see our 8-K filed with the SEC on March 6, 2008, our 8-K filed with the SEC on May 12, 2008 and our Preliminary Proxy Statements for our Special Meetings of Stockholders filed with the SEC on May 12, 2008 and July 2, 2008.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: August 7, 2008
/s/ Laurence S. Levy
Laurence S. Levy Chairman, Chief Executive Officer and Chief Financial Officer