Form 10-Q
period 2008-09-30
Essex Rental Corp.
filed 2008-11-14
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 000-52459

ESSEX RENTAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5415048
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220	60089
Buffalo Grove, Illinois	(Zip Code)
(Address of Principal Executive Offices)

847-215-6500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of November 14, 2008, 13,525,176 shares of common stock, par value $.0001 per share, were issued and outstanding.

i

Essex Rental Corp.
(a corporation in the development stage)

Condensed Balance Sheet

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current Assets:
Cash	$17,702	$1,051,801
Cash held in Trust Fund	102,555,103	100,927,634
Deferred tax asset	64,400	28,000
Prepaid expenses and other current assets	42,399	33,418

Total current assets	102,679,604	102,040,853

Deferred costs	2,212,677	528,331

Total Assets	$104,892,281	$102,569,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$2,060,280	$730,410
Deferred underwriters fees	1,552,500	1,552,500
Deferred interest	558,738	243,405

Total current liabilities	4,171,518	2,526,315

Common stock, subject to possible conversion, 2,586,206 shares	19,932,029	19,932,029

Commitments

Stockholders' Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares, issued and outstanding 15,750,000 shares (which includes 2,586,206 subject to possible conversion)	1,575	1,575
Additional paid-in capital	78,410,547	78,410,547
Retained earnings accumulated during development stage	2,376,612	1,698,718

Total stockholders' equity	80,788,734	80,110,840

Total Liabilities and Stockholders' Equity	$104,892,281	$102,569,184

See accompanying notes to condensed financial statements

Essex Rental Corp.
(a corporation in the development stage)

Condensed Statements of Operations
(Unaudited)

			Period from
			August 21,
	For The Nine	For The Nine	2006
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Formation costs	$-	$-	$800
Transfer agent	4,686	-	4,686
Trustee fees	-	8,500	13,000
Management fees	67,500	51,290	141,290
Professional fees	154,790	32,204	197,776
Officers' liability insurance	32,447	11,680	55,807
Operating costs	67,604	31,576	110,934
Dead deal costs	-	47,500	193,195
Delaware franchise taxes	60,448	49,000	128,198
Other taxes	32,500	-	32,500

Operating loss	(419,975)	(231,750)	(878,186)

Interest income	1,325,769	1,940,437	3,870,698

Net income before income taxes	905,794	1,708,687	2,992,512

Provision for income taxes	227,900	330,000	615,900

Net income for the period	$677,894	$1,378,687	$2,376,612

Weighted average shares outstanding, basic and diluted	15,750,000	12,372,940	12,331,339

Basic and diluted net income per share	$0.04	$0.11	$0.19

See accompanying notes to condensed financial statements

Essex Rental Corp.
(a corporation in the development stage)

Condensed Statements of Operations
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	September 30	September 30
	2008	2007
	(unaudited)	(unaudited)
Transfer agent	$3,077	$-
Trustee fees	-	2,250
Management fees	22,500	22,500
Professional fees	48,414	12,414
Officers' liability insurance	13,810	10,965
Operating costs	22,283	11,903
Delaware franchise taxes	18,250	16,125
Other taxes	32,500	-

Operating loss	(160,834)	(76,157)

Interest income	442,661	880,341

Net income before income taxes	281,827	804,184

Provision for income taxes	58,360	176,875

Net income for the period	$223,467	$627,309

Weighted average shares outstanding, basic and diluted	15,750,000	15,750,000

Basic and diluted net income per share	$0.01	$0.04

See accompanying notes to condensed financial statements

Essex Rental Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

				Earnings
				accumulated
	Common		Additional	during the
	Stock		Paid-in	development
	Shares	Amount	Capital	stage	Total

Issuance of common stock to initial stockholders on August 21, 2006 at $.0089 per share	2,812,500	$281	$24,719	$-	$25,000

Net loss for the period ended December 31, 2006	-	-	-	(402)	(402)

Balance at December 31, 2006	2,812,500	281	24,719	(402)	24,598

Sale of 11,250,000 units, net of underwriters' discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	12,757,500

Proceeds from issuance of underwriter's option	-	-	100	-	100

Proceeds subject to possible redemption of 2,586,206shares	-	-	(19,932,029)	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	1,500,000

Net income for the year ended December 31, 2007	-	-	-	1,699,120	1,699,120

Balance at December 31, 2007	15,750,000	1,575	78,410,547	1,698,718	80,110,840

Unaudited:
Net income for the nine months ended September 30, 2008	-	-	-	677,894	677,894

Balance at September 30, 2008	15,750,000	$1,575	$78,410,547	$2,376,612	$80,788,734

See accompanying notes to condensed financial statements

Essex Rental Corp.
(a corporation in the development stage)

Condensed Statement of Cash Flows
(Unaudited)

			Period from
	For the	For the	August 21,
	Nine Months	Nine Months	2006
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$677,894	$1,378,687	$2,376,612
Adjustments to reconcile net income to net cash used in operating activities
Deferred income taxes	(36,400)	-	(64,400)
Changes in assets and liabilities
Interest earned on trust fund	(1,627,469)	(1,932,296)	(4,395,103)
Increase in prepaid expenses and other current assets	(8,981)	(51,669)	(42,399)
Increase in deferred interest	315,333	-	558,738
Increase in accrued expenses	49,876	211,706	361,955

Net cash used in operating activities	(629,747)	(393,572)	(1,204,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	-	(99,710,000)	(99,710,000)

Payment of deferred costs	(404,352)	-	(514,352)
Disbursement from Trust	-	1,358,941	1,550,000

Net cash used in investing activities	(404,352)	(98,351,059)	(98,674,352)

CASH FLOW FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	-	103,500,000	103,500,000
Proceeds from underwriters purchase option	-	100	100
Proceeds from issuance of warrants	-	1,500,000	1,500,000
Payments of costs of initial public offering	-	(5,021,377)	(5,128,449)
Proceeds from notes payable, stockholders	-	-	125,000
Repayments of notes payable, stockholders	-	(125,000)	(125,000)
Proceeds from sale of common stock	-	-	25,000

Net cash provided by financing activities	-	99,853,723	99,896,651

Net increase (decrease) in cash	(1,034,099)	1,109,092	17,702

Cash at beginning of period	1,051,801	43,276	-

Cash at end of period	$17,702	$1,152,368	$17,702

Supplemental schedule of non-cash investing/financing activities:
Deferred underwriters fees	$-	$1,552,500	$1,552,500
Deferred acquisition costs in accrued expenses	$1,279,994	$-	$1,698,325

See accompanying notes to condensed financial statements

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Significant Accounting Policies
Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) (the “Company”) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”). As described in Note 7 (Subsequent Events), the Company completed a Business Combination on October 31, 2008, after the date of, and the periods covered by, these unaudited financial statements.

The condensed financial statements at September 30, 2008 and for the periods ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three month period and nine month period ended September 30, 2008 and 2007, and for the period from August 21, 2006 (inception) through September 30, 2008, and its cash flows and statement of stockholders' equity for the nine month periods ended September 30, 2008 and 2007 and for the period from August 21, 2006 (inception) through September 30, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2007 and the statement of stockholders' equity for the period then ended have been derived from the audited financial statements included in the Company's Form 10-KSB filed on March 31, 2008.

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

All activity from August 21, 2006 (inception) through March 13, 2007 relates to the Company’s formation and initial public offering described below. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a Business Combination. On October 31, 2008, after the date of, and the periods covered by, these unaudited financial statements, the Company consummated the acquisition of Essex Holdings LLC, a Delaware limited liability company (“Holdings”), and its wholly-owned subsidiary, Essex Crane Rental Corp., a Delaware corporation (“Essex”), which is described below (See Note 7).

Essex owns one of the largest specialized fleets of lattice-boom crawler cranes and attachments in North America. Chicago-based Essex operates an industry-leading fleet of approximately 400 high-lift capacity crawler cranes which has been assembled throughout its 48 years of operation.

At September 30, 2008, $2,212,677 of costs related to the Essex acquisition have been deferred as capitalizable acquisition costs.

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 5, 2007. The Company consummated the offering on March 13, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering were intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (“Business Combination”). Upon the closing of the Offering, including the over-allotment option, an amount of $99,710,000 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) were available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,550,000 of interest earned on the Trust Account balance could be released to the Company to fund working capital requirements and tax obligations.

The Company, after signing the definitive agreement for the acquisition of Essex, was required to submit the transaction for stockholder approval. If stockholders owning 20% or more of the shares sold in the Offering had voted against the acquisition of Essex and exercised their conversion rights described below, the acquisition of Essex would not have been consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), agreed to vote their 2,812,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to the Business Combination. Effective October 31, 2008, upon completion of the Essex acquisition, these voting safeguards are no longer applicable.

The Company’s Certificate of Incorporation provided that, any Public Stockholder who voted against the Business Combination had the right to demand that the Company convert his shares into his pro rata share of the Trust Account in which a substantial portion of the proceeds from the Company’s initial public offering described below (See Note 2) were held prior to completion of the acquisition of Essex. The per share conversion price equaled the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders could seek conversion of their shares in connection with the acquisition of Essex. Such Public Stockholders were entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet.

On October 31, 2008, the Business Combination described in Note 7 (Subsequent Events) was approved by stockholders holding a majority of the shares issued in the Offering. Holders of 2,357,736 shares of the Company’s common stock issued in the Offering exercised their conversion rights described above.

Essex Rental Corp.
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

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

New Accounting Pronouncements – FAS Statement 141(R): Business Combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. An entity may not apply it before that date. The Company is assessing the impact, if any, this pronouncement may have on its financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends.) Earlier adoption is prohibited. The Company is assessing the impact, if any, this pronouncement may have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statement in accordance with SFAS No. 109. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2008 and 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the computation of income before income taxes. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008.

The 2006 and 2007 tax years remain open to examination by the taxing authorities in the jurisdiction in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

2.	Initial Public Offering
On March 13, 2007, the Company sold 11,250,000 units (“Units”) in the Offering at $8.00 per Unit. On March 15, 2007, the Company consummated the sale of an additional 1,687,500 Units which were subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and March 5, 2008 and expiring March 4, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of Early Bird Capital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants became exercisable, only in the event that the last sale price of the common stock is at least $11.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1.5% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. Accordingly, $1,552,500 has been recorded as deferred underwriting fees in the accompanying balance sheets. In connection with the Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $8.80 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,019,940 ($3.3549 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.78%, (2) risk-free interest rate of 4.67% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

3.	Private Placement
The Company’s directors and certain special advisors and their members purchased 1,500,000 Warrants (‘‘Insider Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $1,500,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates. Furthermore, the purchasers agreed that the Insider Warrants would not be sold or transferred by them until after the Company completed a Business Combination.

4.	Commitments
The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007 with the terms of such arrangement being reconsidered from time to time. The statements of operations for the three and nine months ended September 30, 2008 and the period from August 21, 2006 (inception) to September 30, 2008 include $22,500, $67,500 and $141,290 of expense related to this agreement, respectively.

Pursuant to letter agreements dated as of August 17, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities), as the case may be. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Early Bird Capital, Inc. was engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company agreed to pay Early Bird Capital, Inc. a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $900,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

As described in Note 7 (Subsequent Events), in connection with the acquisition of Essex, on October 31, 2008, the Company entered into the (i) Employment Agreements (ii) Amended and Restated Limited Liability Company Agreement of Holdings and (iii) Registration Rights Agreement with members of Essex’s senior management, each of whom owned membership interests of Holdings prior to the completion of the acquisition of Essex.

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

5.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibited the Company, prior to a Business Combination, from issuing preferred stock which would have participated in the proceeds of the Trust Account or which would have voted as a class with the Common Stock on a Business Combination.

6.	Income Taxes	The provision for income taxes consists of the following:

	Nine months Ended
	September 30,	September 30,
	2008	2007
Current:
State	$106,300	$172,000
Local	140,000	158,000
Prior year under accruals	18,000	-
Total Current	$264,300	$330,000

Deferred:
State	$(15,700)	$-
Local	(20,700)	-
Total Deferred	$(36,400)	$-

Total	$227,900	$330,000

The Company's effective tax rate was approximately 25.2% for the nine month period ended September 30, 2008.

The Company has established a valuation allowance against substantially all of its deferred tax asset, which principally relates to Federal income tax temporary differences, since its income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes.

During the nine months ended September 30, 2008, the Company paid $327,500 for New York State and City Income Taxes.

7.	Subsequent Events
In accordance with the purchase agreement (the “Purchase Agreement”) entered into on March 6, 2008, and amended on May 9, 2008 and August 14, 2008, by the Company, Essex, Holdings, the members of Holdings and KCP Services LLC (the “Seller Representative”), on October 31, 2008, the Company acquired Essex through the acquisition of all of the membership interests of Holdings other than membership interests which were retained by members of Essex’s senior management, each of whom owned membership interests of Holdings prior to the completion of the acquisition, and whom the Company sometimes refer to collectively as the management members of Holdings or Essex’s senior management.

Essex owns one of the largest specialized fleets of lattice-boom crawler cranes and attachments in North America. Chicago-based Essex operates an industry-leading fleet of approximately 400 high-lift capacity crawler cranes which has been assembled throughout its 48 years of operation.

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The ownership interests in Holdings that were retained by the management members of Holdings (the “Retained Interests”), consist of 632,911 Class A Units of Holdings, the parent company of Essex and a subsidiary of the Company, and are exchangeable for an aggregate of 632,911 shares of the Company’s common stock. As provided in the Amended and Restated Limited Liability Company Agreement of Holdings, dated October 31, 2008, among the Company and the management members of Holdings, the Retained Interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis. Holders of the Retained Interests have agreed, subject to certain exceptions, not to sell their Retained Interests in Holdings or their shares of the Company’s common stock issuable upon exchange of such Retained Interests, for a period of two years following completion of the acquisition. The Company has granted certain registration rights to the existing members of Holdings with respect to the shares of the Company’s common stock issuable upon exchange of the Retained Interests pursuant to a Registration Rights Agreement entered into by the Company and the holders of the Retained Interests contemporaneously with the closing of the acquisition of Essex.

In accordance with the terms of the Purchase Agreement, the Company paid a net purchase price of $94,395,209, of which $86,902,984 was paid in cash to or for the account of the existing members of Holdings and $7,492,225 funded the General Escrow Agreement (as hereinafter defined) and the Compliance Escrow Agreement (as hereinafter defined). The net purchase price represents the gross purchase price of $210,000,000 less the amount of Essex’s indebtedness outstanding as of the closing, the $5,000,000 stated value of the Retained Interests and the amount of certain other liabilities of Essex as of the closing, as adjusted for Essex’s estimated working capital and crane purchases and sales by Essex as of October 31, 2008. The net purchase price paid to the existing members of Holdings is subject to further adjustment after the closing date based on the Company’s definitive determination of Essex’s working capital.

The Company used $82,118,675 of the proceeds of its initial public offering held in its trust account as of the closing date, as well as $9,278,594 advanced under Essex’s new credit facility, to pay the net purchase price in the acquisition. Approximately $18,696,847 of the proceeds of the Company’s initial public offering was retained in the Company’s trust account for the benefit of stockholders who exercised their conversion rights in connection with the acquisition of Essex. Holders of 2,357,736 shares of the Company’s common stock issued in the Offering elected to convert their shares of common stock into cash held in the Trust Account at a rate of approximately $7.93 per share, or approximately $18,704,702 in the aggregate.

Essex Rental Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The unaudited pro forma condensed consolidated statement of operations information for 2007 and 2008, set forth below, presents the results of operations as if the acquisition of Essex on October 31, 2008 had occurred on the first day of each reporting period. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the Essex acquisition occurred as of the beginning of such period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$22,083,049	$22,156,058	$64,228,789	$55,054,751

Net income	$4,585,017	$2,999,339	$11,774,877	$6,522,997

Net income per share

Basic	$0.32	$0.21	$0.83	$0.61

Diluted	$0.23	$0.15	$0.59	$0.40

On October 22, 2008, the Board approved a $12 million open market common stock and/or warrant buyback program, which allows the company to purchase such securities in the open market or in private purchases after the closing of the Essex acquisition on October 31, 2008.

In addition to the acquisition of Essex, on October 31, 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name from “Hyde Park Acquisition Corp.” to “Essex Rental Corp.” and to eliminate certain provisions that are applicable to the Company only prior to completion of a Business Combination and the adoption of the Company’s 2008 Long Term Incentive Plan (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock units or performance unit awards. The maximum number of shares of the Company’s common stock as to which awards may be granted under the Plan may not exceed 1,575,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Overview

We were formed on August 21, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.

We consummated our initial public offering on March 13, 2007. All activity from August 21, 2006 through March 13, 2007 related to our formation and our initial public offering. From March 13, 2007 through October 31, 2008, our activities were limited to identifying prospective target businesses to acquire and completing a business combination. On October 31, 2008, after the date of, and the periods covered by, this report, we consummated the acquisition of Essex Holdings LLC (“Holdings”) and its wholly-owned subsidiary, Essex Crane Rental Corp. (“Essex”).

We consummated our initial public offering on March 13, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000. We incurred a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 has been accrued and deferred and was not payable until we completed a Business Combination on October 31, 2008. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust (or approximately $7.71 per share sold in the offering). The remaining proceeds were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

In accordance with the purchase agreement (the “Purchase Agreement”) entered into on March 6, 2008, and amended on May 9, 2008 and August 14, 2008, by us, Essex, Holdings, the members of Holdings and KCP Services LLC (the “Seller Representative”), on October 31, 2008, we acquired Essex through the acquisition of all of the membership interests of Holdings other than membership interests which were retained by members of Essex’s senior management, each of whom owned membership interests of Holdings prior to the completion of the acquisition, and whom we sometimes refer to collectively as the management members of Holdings or Essex’s senior management.

Essex, a Delaware corporation, owns one of the largest specialized fleets of lattice-boom crawler cranes and attachments in North America. Chicago-based Essex operates an industry-leading fleet of approximately 400 high-lift capacity crawler cranes which has been assembled throughout its 48 years of operation.

Holdings, a Delaware limited liability company, owns all of the capital stock of Essex, which is its sole asset.

Results of Operations

For the three months ended September 30, 2007, we had a net income of $627,309 derived from interest income of $880,341 offset by $10,965 for officers' liability insurance, $12,414 for professional fees, $11,038 for travel and other expenses, $16,125 in Delaware franchise taxes, $176,875 in New York State and City income taxes, $2,250 for transfer agent and trustee fees, $22,500 in management fees and $865 for other operating expenses.

For the nine months ended September 30, 2007, we had a net income of $1,378,687 derived from interest income of $1,940,437 offset by $11,680 for officers' liability insurance, $32,204 for professional fees, $18,514 for travel and other expenses, $49,000 in Delaware franchise taxes, $330,000 in New York State and City income taxes, $8,500 for transfer agent and trustee fees, $47,500 for dead deal expenses, $51,290 in management fees and $13,062 for other operating expenses.

For the three months ended September 30, 2008, we had a net income of $223,467 derived from interest income of $442,661 offset by $13,810 for officers’ liability insurance, $48,414 for professional fees, $6,348 for travel and other expenses, $18,250 in Delaware franchise taxes, $58,360 in New York State and City income taxes, $3,077 for transfer agent fees, $22,500 in management fees and $48,435 for other operating expenses.

For the nine months ended September 30, 2008, we had a net income of $677,894 derived from interest income of $1,325,769 offset by $32,447 for officers’ liability insurance, $154,790 for professional fees, $33,915 for travel and other expenses, $60,448 in Delaware franchise taxes, $227,900 in New York State and City income taxes, $4,686 for transfer agent fees, $67,500 in management fees and $66,189 for other operating expenses.

For the period from August 21, 2006 (inception) to September 30, 2008, we had a net income of $2,376,612 derived from interest income of $3,870,698 offset by $800 for formation costs, $55,807 for officers’ liability insurance, $197,776 for professional fees, $64,138 for travel and other expenses, $128,198 in Delaware franchise taxes, $615,900 in New York State and City income taxes, $17,686 for transfer agent and trustee fees, $193,195 for dead deal costs, $141,290 in management fees and $79,296 for other operating expenses.

Recent Events

Acquisition of Essex

In accordance with the Purchase Agreement, on October 31, 2008, we acquired Essex through the acquisition of all of the membership interests of Holdings other than membership interests which were retained by members of Essex’s senior management, each of whom owned membership interests of Holdings prior to the completion of the acquisition.

Essex currently owns approximately 400 crawler cranes and attachments, which it rents to customers throughout the United States and, to a lesser extent, Canada and Mexico. Essex’s cranes and attachments are used for projects in a variety of regions and industries, including the power, marine, sewer and water, transportation, infrastructure, petrochemical and municipal construction sectors. The fleet of crawler cranes and attachments is diverse by lift capacity, allowing Essex to meet the crawler crane and attachment requirements of its engineering and construction firm customer base. Essex primarily rents its crawler cranes and attachments “bare,” meaning without an Essex-supplied operator, and arranges with its customers to charge for transportation costs and repair costs while on rent.

The ownership interests in Holdings that were retained by the management members of Holdings (the “Retained Interests”), consist of 632,911 Class A Units of Holdings, the parent company of Essex and a subsidiary of the Company, and are exchangeable for an aggregate of 632,911 shares of our common stock. As provided in the Amended and Restated Limited Liability Company Agreement of Holdings, dated October 31, 2008, among us and the management members of Holdings, the Retained Interests do not carry any voting rights and are entitled to distributions from Holdings only if we pay a dividend to its stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis. Holders of the Retained Interests have agreed, subject to certain exceptions, not to sell their Retained Interests in Holdings or their shares of our common stock issuable upon exchange of such Retained Interests, for a period of two years following completion of the acquisition.

In accordance with the terms of the Purchase Agreement, we paid a net purchase price of $94,395,209, of which $86,902,984 was paid in cash to or for the account of the existing members of Holdings and $7,492,225 funded two escrow agreements that we entered into in connection with the closing of the acquisition. The net purchase price represents the gross purchase price of $210,000,000 less the amount of Essex’s indebtedness outstanding as of the closing, the $5,000,000 stated value of the Retained Interests and the amount of certain other liabilities of Essex as of the closing, as adjusted for Essex’s estimated working capital and crane purchases and sales by Essex as of October 31, 2008. The net purchase price paid to the existing members of Holdings is subject to further adjustment after the closing date based on the Company’s definitive determination of Essex’s working capital.

We used $82,118,675 of the proceeds of our initial public offering held in our trust account as of the closing date, as well as $9,278,594 advanced under Essex’s new credit facility (which became effective upon the closing), to pay the net purchase price in the acquisition. Holders of 2,357,736 shares of the Company’s common stock issued in the Offering elected to convert their shares of common stock into cash held in the Trust Account at a rate of approximately $7.93 per share, or approximately $18,704,702 in the aggregate.

For a more complete discussion of our acquisition of Essex and related transactions and agreements, see our Form 8-K filed with the Securities and Exchange Commission on November 6, 2008.

Amendment to Certificate of Incorporation and 2008 Long Term Incentive Plan

In addition to the acquisition of Essex, on October 31, 2008, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to change the Company’s name from “Hyde Park Acquisition Corp.” to “Essex Rental Corp.” and to eliminate certain provisions that are applicable to the Company only prior to completion of a Business Combination and the adoption of the Company’s 2008 Long Term Incentive Plan (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock units or performance unit awards. The maximum number of shares of the Company’s common stock as to which awards may be granted under the Plan may not exceed 1,575,000.

For a more complete discussion of the Amendment and the Plan, see our Definitive Proxy Statement for our Special Meeting of Stockholders filed with the SEC on October 8, 2008.

Share Buy-back Program

In October, 2008, the Company’s board of directors approved a $12 million open market common stock and/or warrant buyback program intended to be implemented subsequent to closing the acquisition.

Liquidity and Capital Resources

The total net proceeds to us from our initial public offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust. The remaining proceeds were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

We used $82,118,675 of the proceeds of our initial public offering held in our trust account as of the closing date of the acquisition of Essex, as well as $9,278,594 advanced under Essex’s new credit facility, to pay the net purchase price in the acquisition. Holders of 2,357,736 shares of our common stock issued in the Offering elected to convert their shares of common stock into cash held in the Trust Account at a rate of approximately $7.93 per share, or approximately $18,704,702 in the aggregate. The remaining 1,814,160.47 held in the Trust Account was disbursed to the Company.

The Company has paid or has available sufficient cash to fully pay all of its current liabilities reported in the financial statements as of September 30, 2008. We believe that cash generated from Essex’s operations and availability of borrowing under Essex’s credit facility will provide sufficient cash availability to cover the Company’s anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the unaudited condensed financial statements included elsewhere in this report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

On October 31, 2008, in connection with our acquisition of Essex, approximately $82,118,675 of the proceeds held in the trust account were used to pay a portion of the net purchase price payable in the acquisition. On or about November 5, 2008, approximately $18,704,714 of the proceeds held in the trust account were released to our stockholders who exercised their conversion rights in connection with the acquisition of Essex and the remaining balance of approximately $1,814,160 was released to us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

 ITEM 6: EXHIBITS

(a)Exhibits:
31.1	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP.

Dated: November 14, 2008
/s/ Martin Kroll
Martin Kroll
Chief Financial Officer

Dated: November 14, 2008	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer