Form 10-K
period 2008-12-31
Essex Rental Corp.
filed 2009-03-31
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT F 1934

Commission File Number:  000-52459

ESSEX RENTAL CORP.

 (Exact Name of Registrant as specified in its Charter)

Delaware	20-5415048
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois	60089
(Address of Principal Executive Offices)	(Zip code)
Registrants’ telephone number, including area code:   847-215-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock
Units consisting of one share of Common Stock and one Warrant

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2008 was $101,659,500.

The number of shares of outstanding common stock of the Registrant as of March 27, 2009 was 13,475,275.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2009 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2008 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can often be identified by the use words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology.  In addition, expressions or discussions of our strategy, plans, prospects or future results are forward-looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date, and that any such forward-looking statements are not guarantees of future performance.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected or implied by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 1A–Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I

Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) was incorporated in August 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On October 31, 2008, we acquired Essex Crane Rental Corp., which we refer to as Essex Crane, through the acquisition of substantially all of the ownership interests of Essex Crane’s parent company, Essex Holdings LLC, which we refer to as Holdings.  Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  We conduct our operations through Essex Crane.

  As used in this Annual Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Holdings and Essex Crane, unless the context otherwise requires.

Item 1.	Business

Background

Essex Rental Corp. was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On March 13, 2007, we closed our initial public offering of 11,250,000 units.  Each unit that was offered had a price of $8.00 and consisted of one share of our common stock and one warrant.  Each warrant entitled the holders to purchase one share of our common stock at a price of $5.00.  On March 15, 2007, we consummated the sale of an additional 1,687,500 units which were subject to an over-allotment option granted to EarlyBirdCapital, Inc., the representatives of the underwriters for our initial public offering.  We also sold to EarlyBirdCapital, Inc., for $100, as additional compensation an option to purchase up to a total of 600,000 units at $8.80 per unit.  Laurence S. Levy, chairman of our board of directors, Edward Levy, a member of our board of directors, and Isaac Kier, one of our stockholders, owned a total of 2,812,500 shares of our common stock prior to our initial public offering.  These initial stockholders also purchased a total of 1,500,000 warrants from us for  $1.00 per warrant in a private placement completed concurrently with our initial public offering.  The total proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000.  Upon the closing of the offering, including the over-allotment option and the private placement of warrants, and after deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the offering were approximately $99,923,651.

Business Combination

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the membership interests of Holdings for a gross purchase price of $210,000,000 less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5,000,000 stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing for Essex Crane’s closing date working capital and the dollar amount of crane purchases and sales by Essex Crane as of October 31, 2008. For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our consolidated financial statements.

The Company funded the net purchase price in the acquisition with proceeds of its initial public offering as well as amounts advanced under a credit facility made available to Essex Crane as of the closing date of the acquisition. In addition, as was required under the Company’s certificate of incorporation, shortly after completion of the acquisition approximately $18,705,000 of the proceeds of the Company’s initial public offering was paid to shareholders who voted against the acquisition of Essex Crane and exercised their conversion rights.

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer.  These retained interests are exchangeable at the option of the holder for an aggregate of 632,911 shares of our common stock.  The retained interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the retained interests will be made on an “as exchanged” basis.  Holders of the retained interests have agreed, subject to certain exceptions, not to sell their retained interests in Holdings or their shares of our common stock issuable upon exchange of such retained interests, before October 31, 2010. We have granted certain registration rights to the holders of retained interests with respect to the shares of our common stock issuable upon exchange of the retained interests.

For additional information on our acquisition of Essex Crane and related transactions, see Note 1 to the Company’s consolidated financial statements.

Business

Overview

We currently conduct substantially all of our operations through Essex Crane.

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  Over more than 48 years of operation, Essex Crane has steadily grown from a small, family-owned crane rental company to an industry leader with national capabilities.

Essex Crane’s fleet size currently stands at more than 350 crawler cranes and attachments which are made available to clients in any location in the US and Canada. The fleet of crawler cranes and attachments is diverse by lift capacity, allowing Essex Crane to meet the crawler crane and attachment requirements of its engineering and construction firm customer base. Essex Crane primarily rents its crawler cranes and attachments “bare,” meaning without an Essex Crane-supplied operator, and charges its customers for certain transportation costs and repair costs while the equipment is on rent. This business model allows Essex  Crane to leverage its concentrated crawler expertise and to minimize headcount and operating costs.

Essex Crane’s team of sales, marketing and maintenance professionals, through a network of four main service centers, three smaller service locations and several remote storage yards, serves a variety of customers engaged in construction projects related to power generation, petro-chemical facilities, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding and commercial construction. Essex Crane has significantly diversified its end-markets in recent years to minimize over-exposure to any one sector of the construction segment. Essex Crane’s end-markets are characterized by large construction projects with longer-lead times. Management believes that these longer lead times, coupled with 6-18 month contracts, provide them better visibility over future project pipelines and revenues.

Products and Services

Our principal products and services are described below.

Equipment Rental.   We offer for rent 28 models of crawler crane and attachment rental equipment on a monthly basis. The attachments are rented separately and either increase the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of 50 years when properly maintained. The weighted-average age of our fleet was 17 years at December 31, 2008 as compared to 18 years at December 31, 2007.

Used Equipment Sales. We routinely sell used rental equipment and invest in new equipment in order to manage the mix, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities and the need to adjust fleet mix to meet customer requirement and demand.

Transportation Service and Other Revenue. We also offer transportation and repair and maintenance services and sell parts mainly for equipment that is owned by Essex Crane. Our target customers for these types of ancillary services are our current rental customers as well as those who purchase used equipment from us.

US Crawler Crane Rental Industry

The US crawler crane rental industry is a niche component of the broader equipment rental sector. According to the Rental Equipment Register and the American Rental Association, the US equipment rental sector has grown from a minor industry in 1982 to an industry generating over $30 billion in annual revenues in 2008. Driving this growth has been an increase in crane and attachment penetration rates with engineering and construction firms, the result of a fundamental shift in contractor preferences to rent versus purchase equipment based on the following factors:

•	a focus on their core construction services businesses rather than equipment ownership;
•	access to a broader pool of equipment through rental; and
•	an efficient use of capital as rental equipment has minimal equipment downtime compared to owned equipment, which reduces servicing and storage costs between projects.

Within the equipment rental industry, crawler cranes have characteristics that differentiate them from other rental equipment and other cranes. The following table summarizes what our management believes are key differentiators between crawler cranes and the equipment portfolios of other equipment rental companies:

Equipment Type

	Crawler cranes	Other cranes (all terrain, rough terrain, tower and truck)	Small equipment (e.g., aerial work platforms, backhoes, etc.)
Economic life	50 years with proper maintenance due to higher strength steel percentage content	15-30 years due to higher relative machinery percentage content	Often 10 years or less

Typical Projects	Large infrastructure components requiring heavy lifts: bridges, power plants, municipal infrastructure	Range from residential condominium to large infrastructure	Range from single house builds to large construction projects

End markets	Primarily large infrastructure and industrial	Residential construction to large infrastructure	Residential construction to large infrastructure

Residual value	High	Medium	Medium to low

Within the US crawler crane rental sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer. Bare rental is suited to construction firms with adequately trained staff to operate the heavy machinery. Manned rental involves the provision of an operator with the crawler crane and is often suited to end customers unable or unwilling to provide an operator of their own. Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required. Essex Crane operates a bare rental model.

Operations

Essex Crane is a national provider of crawler crane and attachment rentals with more than 350 crawler cranes and attachments in it fleet. Revenue is driven through a range of activities including:

•	crawler crane and attachment rental;
•	repair and maintenance services;
•	equipment transportation services; and
•	used equipment sales.

Crawler crane and attachment rental. Essex Crane maintains one of the largest fleets of crawler cranes and attachments in North America. Pro forma rental revenues generated from the rental of cranes and attachments were $61.8 million in 2008 or approximately 72.5% of total pro forma revenue. Equipment is rented to customers under contract, with an average length of nine months (contracts range from 6-18 months in general), which specifies a constant monthly rate for each piece of equipment over the period of the contract. In 2008, Essex Crane’s average monthly crane rental rate was $21,382 and crane utilization was 72.5% on the “days” basis (or 77.0% if calculated using the “hits” method).  For a discussion of the “hits” and “days” methods of measuring crane utilization, see “Fleet Overview” below.

Once Essex Crane and a potential customer communicate regarding the customer’s need for a bare lattice boom crawler crane rental, Essex Crane confirms that an appropriate crane is available. Essex Crane then prepares and delivers a written rental quote to the customer. The customer reviews the quote and, if acceptable, places an order.

Essex Crane’s on-line, real time information system provides visibility of the entire crane rental fleet for the sales team including cranes lease information and expected availability. All sales team quote and order activity is also available on the same information system and viewable by appropriate sales, operations, and management personnel.

Upon a review of the order including a check of the customer’s credit and continued crane availability, an order confirmation and a lease are sent to the customer. Once a signed lease and other required documentation (including insurance certificates) are received, the order is authorized for shipment to the customer. Essex Crane’s operations team sees both the quote and order activity and responds appropriately to confirm the readiness of the required crane for shipment to the new rental, but does not begin shipping it until the lease is authorized. Once the crane is delivered to the customer’s site, an Essex Crane representative inspects the crane with the customer and an inspection report is signed verifying that the crane was correctly delivered in accordance with the lease agreement. Rental for the equipment usually begins when the first major item for the crane is shipped to the customer and the rental ends when the last major item of the crane is returned to Essex Crane’s designated location.

Repair and maintenance services. Essex Crane’s contracts have provisions that provide for the customer to assume responsibility to maintain the equipment to manufacturer’s specifications throughout the contract period. Essex Crane may provide maintenance and repair services to customers during the contract rental period and will invoice the customer for any work carried out (to the extent such work is the customer’s responsibility). Pro forma revenues from such repair and maintenance services totaled $6.9 million in 2008 or approximately 8.1% of pro forma total revenue. While a piece of equipment is not rented, Essex Crane assumes responsibility to ensure that its equipment is compliant with all the manufacturer’s specifications and other regulations.

Equipment transportation services. Essex Crane does not have an in-house fleet of vehicles to transport its cranes and attachments to and from project sites and instead out-sources transportation to third party providers. Essex Crane charges a fee for arranging transportation services from its nearest storage yard with the required equipment to the construction location. In 2008, pro forma transportation revenue was $8.2 million or about 9.6% of pro forma total revenue.

Used equipment sales. Given the size of its crane fleet and the various types of crawler cranes, Essex Crane sells pieces of used equipment both domestically and internationally to construction or other rental companies. Sales of equipment are discretionary and based on a variety of factors including, but not limited to, a piece of equipment’s orderly liquidation value, age, rental yield, perceived demand in the marketplace and the impact of a sale on Essex Crane’s rental businesses and cash flow.

Fleet Overview

Essex Crane’s fleet consists of over 350 lattice boom crawler cranes and attachments manufactured solely by  Manitowoc and Liebherr. The fleet has a maximum lifting capacity ranging from 100 to 440 tons and includes a range of different aged equipment. As of December 31, 2008, Essex Crane’s fleet’s average lifting capacity was 230 tons and average age was 17 years (weighted based on orderly liquidation value). Essex Crane owns all of its crawler cranes and attachments and does not lease any of these items from third parties.

Essex Crane’s management has employed a strategy of increasing the average lifting capacity of the crawler crane fleet by selling lower capacity models and investing in higher capacity models. This has resulted in average lifting capacity growing from approximately 177 tons in 2003 to approximately 230 tons as of December 31, 2008. Attachments are rented by customers to enhance the lifting capacity and reach of cranes. While Essex Crane’s cranes have lifting capacities of up to 440 tons, its attachments increase the capacity to up to a total of 660 tons. Management has employed this strategy as it believes larger cranes are more applicable to larger construction projects, are less readily substitutable with other equipment, receive above average utilization rates and provide attractive rental rate returns. While this strategy has resulted in a shrinking of the total number of cranes in the fleet since 2003, average rental rate and utilization have grown significantly over the same period.

Essex Crane measures equipment utilization using what are referred to as the “hits” method and the “days” method. In the hits method, a piece of equipment on rent for anytime in a month counted as a utilization hit. This meant that if a piece of equipment were on rent for one day in a month it would be treated the same in the utilization statistic as a piece of equipment on rent for the entire month. Our management believes that the “hits” utilization measurement has a less direct correlation with equipment rental revenue.

In 2002, Essex Crane implemented a new enterprise resource software application, or ERP System, which fully integrated Essex Crane’s operational and financial data.  Upon implementation of the ERP System, Essex Crane began to measure utilization using the method referred to as the “days” method. Our management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates the most closely with rental revenue. Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period. The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate. The total number of days on rent of all pieces of equipment provides the numerator for determining utilization. The denominator is all equipment rental assets owned times the number of days in the month. The “days” method is the utilization measurement currently used by Essex Crane, and we anticipate that the “days” method will be the basis for future disclosure of utilization rates for Essex Crane’s cranes and attachments.

The following table outlines utilization rates (calculated using the “days” and “hits” methods) and monthly rental rates for the fleet over time:

	Avg. Monthly Crane	Avg. Crane Utilization Rate		Avg. Monthly Attachment	Avg. Attachment Utilization Rate
Year	Rental Rate	Days	Hits	Rental Rate	Days	Hits
2006	$13,779	68.9%	72.6%	$8,039	34.9%	38.9%
2007	$16,266	72.1%	76.3%	$14,243	24.6%	27.3%
2008	$21,382	72.5%	77.0%	$16,051	42.0%	44.2%

Lattice boom crawler cranes have long useful economic lives, often up to 50 years or more. This is longer than other types of cranes and equipment in the lifting market space. Our management believes this is due to the relatively high value of the crane’s structural steel (including its boom) as it relates to the total value of the crane. These structural steel items are complex fabrications with high replacement value made from high tensile strength steel. Properly maintained these components retain their value over the life of the crane with minimal ongoing expense.

At the conclusion of each rental, the rented equipment is thoroughly inspected in accordance with requirements set by the original equipment manufacturer and OSHA. If maintenance or repairs are required, they are scheduled and completed prior to the next rental. At the start or the next rental, another inspection is made to assure that the equipment is in a rent ready condition and compliant with the inspection requirements. Essex Crane has extensive capabilities to perform major repair and reconditioning of the cranes and attachments. This type of activity is done on an as-needed basis to assure that the equipment provides a high level of availability (uptime) when on rent.

Essex Crane maintains a direct relationship with Manitowoc and Liebherr, its two principle crane suppliers. Essex Crane has developed strong long-term relationships with these suppliers.

Sales and Marketing

Over its operating history, Essex Crane has expanded its infrastructure of service centers and storage yards to key geographical locations across the United States in order to serve customers in a timely and efficient manner. Essex Crane currently operates 14 service centers and storage yards giving it the ability to service customers throughout North America. Essex Crane employs a sales and marketing team of 13 people across the country, each of whom covers a specific geographic region and reports directly to a senior management executive. Rather than segmenting the fleet by geography or salesperson, the fleet is allocated based upon factors such as rental financial return, customer mix and project mix. As such, each salesperson is highly incentivized to optimize the fleet’s financial returns and sales mix.

Essex Crane markets itself to potential customers through advertising, promotion, membership in construction trade associations and attendance at various meetings and trade shows. In addition Essex Crane’s web site was designed with the goal of being very useful to engineers and designers who determine how a construction project will be built, as well as equipment and project managers who are responsible for the selection of the cranes that will be used to complete the project. Essex Crane’s management believes that Essex Crane’s web site accomplishes this goal by providing more comprehensive crawler crane information regarding the capacities and specifications than may be readily available from other sources.

Essex Crane’s sales team uses its extensive relationships with customers and potential users of large lattice boom crawler cranes to identify potential crane rental opportunities. This, combined with Essex Crane’s reputation and brand value, contributes significantly to its sales activity. In recent years, Essex Crane has enhanced this traditional method of lead generation with two lead-generation sales systems. The lead generation systems used by Essex Crane to collect information regarding construction activity from a variety of public records, including building permits. This information is then electronically sorted and filtered, using Essex Crane’s input to focus on jobs that most likely will require a large lattice boom crawler crane. This output is sent directly to the regional sales manager on the Essex Crane sales team who is responsible for the geographic area in which the project will be built. Essex Crane’s management believes that these methods provide a high degree of market visibility and awareness to Essex Crane’s sales team and management.

Essex Crane operates a customized rental information management system through which detailed operational and financial information is made available on a daily basis. The system is also used to maintain a detailed database of publicly announced construction projects on which crawler crane equipment will be required. Management and sales personnel use this information to closely monitor business activity by piece of equipment closely, looking at customer trends and proactively responding to changes in the heavy lift marketplace. Essex Crane believes that its disciplined fleet management process, with its focus on project duration and lead time, as well as customer demand, enables Essex Crane to maximize utilization and rental rates.

Customers and end markets

Essex Crane serves a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability. Approximately 40% of Essex Crane’s revenues are generated by large public works projects and 35% of revenues are derived from repair and maintenance assignments as opposed to new building. Because of the scale and duration of these projects, contract periods range from 6-18 months and average approximately nine months. This provides us with substantial future revenue visibility and project lead generation times. Essex Crane’s revenue generation model and customer base can be contrasted to other equipment rental companies that provide lighter lifting equipment (such a low capacity cranes or equipment such a scissor lifts) that are commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects.

Essex Crane’s end-markets incorporate construction and repair and maintenance projects in the following key sub-sectors:
•	industrial /marine – offshore facilities, marine facilities and other industrial facilities;
•	power – power plants, cogeneration power and wind power;
•	transportation – bridges, roads and canals;
•	petrochemicals – offshore platforms, refineries, petrochemical plants and pipelines;
•	sewer and water – sewers, treatment plants and pumping plants; and
•	general building - sports arenas, hospitals, commercial and residential.

Our management believes that demand for its crawler cranes has increased over the last two years as a result of the growth in spending on infrastructure and other key end-markets in the US during such time. Essex Crane’s 12-month revenue backlog grew from approximately $23.4 million at December 31, 2006 to approximately $33.5 million at December 31, 2007 and is approximately $30.3 million at December 31, 2008. As of December 31, 2008, Essex Crane’s estimated revenue backlog stood at approximately 49% of its pro forma 2008 revenue. During the quarter ended December 31, 2008, Essex Crane’s backlog was impacted by uncertainty in the end markets in which Essex Crane’s customers operate caused by declining economic conditions and available credit.

Strategy

Our management anticipates that the following longer-term market trends will increase demand for lattice boom crawler cranes and attachments in the future and over longer periods:

•	Increased levels of infrastructure spending, including the construction of major bridges, airports and water treatment facilities;
•	Increased demand for electric power will require construction of additional power plants, including potential for nuclear plants;
•	Continued higher energy costs will increase construction activity to improve and expand efficiencies and capacities at refineries, offshore production suppliers, and petrochemical facilities;
•	Increased environmental awareness will increase demand for construction of alternative energy sources such as wind power, and clean air requirements including SO2 scrubbers and ash precipitators;
•	Continued tendency for contractors to rent larger lattice boom crawler cranes rather than own their own equipment; and
•	Modular construction methods, including pre-fabrication, will continue to increase because of potential cost savings and site efficiencies.

Increase market share and pursue profitable growth opportunities. Through its fleet size, geographically dispersed service centers and storage yards, which allow Essex Crane to provide equipment for projects throughout the United States and, to a lesser extent, Canada and Mexico, and track record of customer service, Essex Crane intends to take advantage of these trends in order to maximize the opportunities for profitable growth within the North American crawler crane rental market by:

•	optimizing fleet allocation across geographic regions, customers and end-markets to maximize utilization and rental rates;
•	leveraging Essex Crane’s leading fleet size and composition across the country to increase its customer base and share of its existing customer base’s spending in the sector;
•	continuing to align incentives for local sales people and managers with both profit and growth targets;
•	pursuing selected acquisitions of other smaller, more regionally focused crawler crane rental fleets or companies complementary to existing operations;
•	expanding used equipment sales by positioning used cranes for refurbishment and re-sale; and
•	establishing and maintaining existing relationships with international market players and crane manufacturers for future equipment purchase and sale opportunities.

Further drive profitability, cash flow and return on capital. Our management believes there are significant opportunities to further increase the profitability of Essex Crane’s operations by:

•
continuing to re-position the fleet by selling older, lighter tonnage cranes and purchasing newer, heavier lifting cranes that command higher margins and are in greater demand due to their ability to service large infrastructure-related projects;

•	actively managing the quality, reliability and availability of Essex Crane’s fleet and offering superior customer service in order to support a competitive pricing strategy;
•	evaluating each new potential rental contract opportunity based on strict return guidelines and allocating its fleet accordingly;
•	using Essex Crane’s size and national market presence to achieve economies of scale in capital investment; and
•	leveraging Essex Crane’s extensive customer relationships and success in selling used equipment.

Competition

The heavy lift equipment rental industry is highly fragmented throughout North America, with a variety of smaller companies, many of which are family-owned, operating on a regional or local scale. Companies that have a national focus generally provide heavy lift rental services across a spectrum of crane types such as all-terrain, truck and tower cranes as well as crawlers. Essex Crane is the only national crane rental services company that focuses exclusively on lattice-boom crawler cranes and attachments. Its fleet of over 350 cranes and attachments is one of the largest crawler crane fleets in North America. Essex Crane’s principal competitors include ALL Erection & Crane Rental, Lampson International, Maxim Crane Works, M.D. Moody & Sons and AmQuip Crane Corp. Some of these competitors operate nationally and others are regional. Most of our competitors do not focus exclusively on the  North American crawler crane market.

We believe that there are four key factors differentiating Essex Crane from its competitors:

•
crawler crane focus – Essex Crane is solely focused on heavy lift crawler cranes dedicated to infrastructure and other large construction projects. Other companies also focus on other crane types with lower lift capacities;

•
national capabilities – some competitors offer national service capabilities, however most are regional players. Our management believes that a national presence provides the ability to fully service engineering and construction firms with a similar national footprint;

•	“bare” rental – Essex Crane does not rent its equipment with an operator. While some other operators also rent equipment bare, generally equipment is rented with an operator; and

•
outsourced transport – unlike many of its competitors, Essex Crane does not operate an in-house transport department. In management’s view, this allows Essex Crane to focus on core competencies and removes the need for capital investment in truck fleets and associated infrastructure.

Competition in the heavy lift equipment rental segment is intense and is defined by equipment availability, reliability, service and price. Our management believes that Essex Crane’s extensive crawler crane and attachment fleet, national presence and sales force, client relationships and equipment allocation and management systems provide Essex Crane with a good scale and competitive positioning within the industry relative to its peers.

Risk of Loss and Insurance

The operation of lattice boom crawler cranes includes risks such as a mechanical and structural failures, physical damage, property damage, operator overload or error, equipment loss, or business interruptions. Essex Crane primarily rents its cranes and attachment on a “bare” lease and seldom supplies the operator or performs the routine scheduled maintenance on the equipment. Essex Crane requires the lessee to supply a primary insurance policy covering the loss of the equipment and general liability for claims initiated by an accident, storm, fire or theft. Essex Crane also requires that it be named as an additional insured and the loss payee on the lessee’s insurance policy. Essex Crane’s lease agreement also requires the lessee to indemnify Essex Crane for any injury, damage and business interruption caused by the crane or the attachment while it is being leased. Essex Crane maintains secondary insurance coverage for any claim not covered by the lessee’s insurance, however, Essex Crane cannot guarantee that its insurance or the insurance of its customers will cover all claims or risks or that any specific claim will be paid by an insurer.

Government Regulation

Federal, state and local authorities subject Essex Crane’s facilities and operations to requirements relating to environmental protection, occupational safety and health and many other subjects. These requirements, which can be expected to change and expand in the future, impose significant capital and operating costs on Essex Crane’s business.

The environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases. Essex Crane can be subject to liability for the disposal of substances which it generates and for substances disposed of on property which it owns or operates, even if such disposal occurred before its ownership or occupancy. Accordingly, Essex Crane may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by Essex Crane, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. In addition, because environmental laws frequently impose joint and several liability on all responsible parties, Essex Crane may be held liable for more than its proportionate share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims. Some of Essex Crane’s properties contain, or previously contained, above-ground or underground storage tanks and/or oil-water separators. Given the nature of Essex Crane’s operations (which involve the use and disposal of petroleum products, solvents and other hazardous substances for fueling and maintaining its cranes, attachments and vehicles) and the historical operations at some of its properties, Essex Crane may incur material costs associated with soil or groundwater contamination. Under environmental and safety laws, Essex Crane may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.

Essex Crane’s operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA. Essex Crane is subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require Essex Crane, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. Essex Crane may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to its compliance with these requirements.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for less than 10 percent of our revenues in 2008 and our top 5 customers accounted for less than 16% percent of our revenues in 2008. Historically, we have typically retained over 60% percent of our customer base year-over-year while adding new customers as we grow our revenues.

Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch as well as the business composition of the local economy. Our customers include:

•
construction companies that use equipment for constructing and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;

•
industrial companies—such as manufacturers, refineries, chemical companies, paper mills, railroads, ship builders, off-shore fabricators and utilities, including wind farms—that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes; and

•	repair and maintenance to major renovation projects for owners of commercial and industrial facilities, such as power companies.

Our business is somewhat seasonal, with demand for our rental equipment tending to be lower in the winter months.

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, product liability history and financial strength.

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 24.6% of our 2008 total purchases, including equipment for rental, and that our 2 largest suppliers accounted for approximately 43.3% of such purchases. We believe we have sufficient alternative sources of supply available for each of our equipment.

Seasonality

     Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities.  Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

Employees

As of December 31, 2008 Essex Crane had 128 employees, four of which are senior management, 16 of which are other corporate office staff, nine of which are operational key management and 11 of which are employed in the sales and marketing team. Approximately seven of Essex Crane’s staff are affiliated with trade unions.  Essex Crane has not experienced in the last 10 years any work stoppage as a result of issues with labor or with unions and believes that its relationship with its employees is good. There is not currently a campaign by any union to organize additional employees of Essex Crane.

Availability of Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A.	Risk Factors

Our business may be adversely affected by changing economic conditions beyond our control, including decreases in construction or industrial activities.

The heavy crane rental industry’s revenues are closely tied to conditions in the end markets in which Essex Crane’s customers operate and more broadly to general economic conditions. Essex Crane’s products are used primarily in infrastructure-related projects and other non-residential construction projects in a variety of industries (including the power, transportation infrastructure, petrochemical, municipal construction and industrial and marine industries). Consequently, the economic downturn, and particularly the weakness in Essex Crane’s end markets may lead to a significant decrease in demand for its equipment or depress equipment rental and utilization rates and the sales prices for equipment we sell.  During periods of expansion in Essex Crane’s end markets, Essex Crane generally has benefited from increased demand for its products. Conversely, during recessionary periods in its end markets, Essex Crane has been adversely affected by reduced demand for its products. Weakness in Essex Crane’s end markets, such as a decline in non-residential construction, infrastructure projects or industrial activity, may in the future lead to a decrease in the demand for Essex Crane’s equipment or the rental rates or prices it can charge. Factors that may cause weakness in Essex Crane’s end markets include but are not limited to:

•	slowdowns in non-residential construction in the geographic regions in which Essex Crane operates;
•	reductions in corporate spending for plants, factories and other facilities; and
•	reductions in government spending on highways and other infrastructure projects.

Future declines in non-residential construction, infrastructure projects and industrial activity could adversely affect Essex Crane’s operating results by decreasing its revenues and profit margins.  Continued weakness or further deterioration in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.  Declines in Essex Crane’s order backlog should be considered as an indication of a decline in the strength of the non-residential construction markets.

The current worldwide economic downturn may have an adverse impact on our business and financial condition in ways that we currently cannot predict.

The current worldwide economic downturn — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the worldwide economy may enter into a prolonged recessionary period — make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could reduce the utilization rate of our fleet.  Alternatively, this forecasting difficulty could cause a shortage of equipment available for rental that could result in an inability to satisfy demand for our products and a loss of market share.

Fluctuations in the stock market, as well as general economic and market conditions, may impact the market price of our common stock.

The market price of our common stock has been and may continue to be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:

•	variations in our quarterly operating results or results that vary from investor expectations;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•
securities analysts’ elections to not to cover our common stock, or, if analysts do elect to cover our common stock, changes in financial estimates by analysts, or a downgrade of our common stock or of our sector by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a large supplier;

•	investor perceptions of us and the equipment rental and distribution industry;

•	our ability to successfully integrate acquisitions and consolidations; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including to those listed above and others, may harm the market price of our common stock.

We are dependent upon key personnel whose loss may adversely impact Essex Crane’s business and our results of operations.

We depend on the expertise, experience and continued services of Essex Crane’s senior management employees, especially Ronald Schad, Essex Crane’s and the Company’s President and Chief Executive Officer, Martin Kroll, Essex Crane’s and the Company’s Chief Financial Officer and Essex Crane’s Senior Vice President, William Erwin, Essex’s Vice President Operations and Customer Support and William O’Rourke, Essex Crane’s Vice President Sales and Account Management.  Mr. Schad has acquired specialized knowledge and skills with respect to Essex Crane and its operations and most decisions concerning the business of Essex Crane will be made or significantly influenced by him. The loss of Mr. Schad, Mr. Kroll, Mr. Erwin or Mr. O’Rourke or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Messrs. Schad, Kroll, Erwin, and/or O’Rourke were to leave Essex Crane, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. In connection with the acquisition, we entered into three-year employment agreements with each of Messrs. Schad, Kroll, Erwin and O’Rourke. However, there can be no assurance that the terms of these employment agreements will be sufficient to retain Messrs. Schad, Kroll, Erwin and/or O’Rourke.

Essex Crane’s dependence on a small number of crane manufacturers poses a significant risk to our business and prospects.

Essex Crane’s crane fleet has historically been comprised of only Manitowoc and Liebherr crawler cranes. Given Essex Crane’s reliance on two manufacturers for its entire fleet of crawler cranes, and limited alternative sources of crawler cranes, if either of these manufacturers were unable to meet expected manufacturing timeframes due to, for example, natural disasters or labor strikes, Essex Crane may experience a significant increase in lead times to acquire new equipment or may be unable to acquire such equipment at all. Any inability to acquire the model types or quantities of new equipment on a timely basis to replace older, less utilized equipment would adversely impact our future financial condition or results of operations.

In addition, Essex Crane has developed strong relationships with Manitowoc and Liebherr. There can be no assurance that Essex Crane will be able to maintain its relationships with these suppliers. Termination of Essex Crane’s relationship with these suppliers could materially and adversely effect our business, financial condition or results of operations if such termination resulted in Essex Crane being unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

The cost of new equipment Essex Crane uses in its rental fleet is increasing, which may cause Essex Crane to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.

Essex Crane’s business model is capital intensive and requires significant continual investment in new cranes to meet customer demand. As a result, our financial condition and results of operations may be significantly impacted by a material change in the pricing of new cranes acquired by Essex Crane. Such changes may be driven by a number of factors which include, but are not limited to:

•	steel prices – due to the high tensile steel component of the cranes, significant changes in the price of steel can materially change the cost of acquiring a crane;

•	global demand – the market for crawler cranes is global and significant growth in overseas demand for cranes could materially increase the cost of new cranes regardless of US economic conditions;

•
US economy – overall inflationary conditions in the US may impact the operating costs of one of Essex Crane’s key crane suppliers and therefore impact crane pricing for customers such as Essex Crane; and

•
currency fluctuations – as one of Essex Crane’s principal suppliers is based in Europe, devaluation of the US dollar (as compared to the Euro) may materially increase the cost of acquiring cranes and attachments; conversely, inflation of the value of the US dollar may adversely affect Essex Crane’s revenues from international sales of used cranes and attachments.

While Essex Crane can manage the size and aging of its fleet generally over time, eventually it must replace older equipment in its fleet with newer models.  We would be adversely impacted if Essex Crane were unable to procure crawler cranes to allow it to replace our older and smaller capacity crawler cranes over time as anticipated.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to acquiring new rental locations.

Our ability to compete, sustain our growth and expand our operations through new locations largely depends on access to capital. If the cash we generate from Essex Crane’s business, together with cash on hand and cash that we may borrow under Essex Crane’s new credit facility is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. In addition, our ability to obtain additional financing is restricted by Essex’s  new credit facility, which became effective upon the closing of our acquisition of Essex. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing cranes and attachments and to new service locations or storage yards. Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit their ability to withstand competitive pressures.

If we are successful in our efforts to expand our operations, through new locations, acquisitions or additional equipment such expansion may result in risks and costs associated with business start-up and integration.

The opening of new service locations or storage yards or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience. New service locations and storage yards require significant up-front capital expenditures and may require a significant investment of our management’s time to successfully commence operations. New locations may also require a significant amount of time to provide an adequate return on capital invested, if any. In addition, in the event that Essex Crane were to acquire different types of cranes and attachments than those it currently rents, or different classes of rental equipment, there can be no assurance that our customers would choose to rent such items from us or would do so at such rates or on such terms, that would be acceptable to us.

Our ability to realize the expected benefits from any future acquisitions of other equipment rental companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. In addition, we may fail or be unable to discover certain liabilities of any acquired business, including liabilities relating to noncompliance with environmental and occupational health and safety laws and regulations. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in opening new locations or integrating new operations could have an adverse effect on our business, financial condition or results of operations.

The crane rental industry is competitive.

The crane rental industry is highly fragmented and is served by companies who focus almost exclusively on crane and lifting equipment rental. Essex Crane competes directly with regional, and local crane rental companies and a limited number of national crane rental companies (including ALL Erection & Crane, Lampson International and Maxim Crane Works). There can be no assurance that Essex Crane will not encounter increased competition from existing competitors or new market entrants (including a newly-formed competitor created by consolidating several existing regional competitors) that may be significantly larger and have greater financial and marketing resources.

Our management believes that rental rates, fleet availability and size and quality are the primary competitive factors in the crane rental industry. From time to time, Essex Crane or its competitors may attempt to compete aggressively by lowering rental rates or prices or offering more favorable rental terms. Competitive pressures could adversely affect our revenues and operating results by decreasing Essex Crane’s market share or depressing the rental rates. To the extent Essex Crane lowers rental rates offers different rental terms or increases its fleet in order to retain or increase market share, Essex Crane’s operating margins would be adversely impacted.

Our status as a public company may be a competitive disadvantage.

We are and will continue to be subject to the disclosure and reporting requirements of applicable US securities laws and, if our securities are listed on The NASDAQ Capital Market or another national exchange, will be subject to the NASDAQ or such other exchange’s rules. Many of Essex Crane’s principal competitors are not subject to these disclosure and reporting requirements or the NASDAQ or such other exchange rules. As a result, we may be required to disclose certain information and expend funds on disclosure and financial and other controls that may put Essex Crane at a competitive disadvantage to its principal competitors.

Essex Crane may encounter substantial competition in its efforts to expand its operations.

An element of Essex Crane’s growth strategy is to continue to expand by opening new service centers and equipment storage yards. The success of Essex Crane’s growth strategy depends in part on identifying sites for new locations at attractive prices. Zoning restrictions may in the future prevent Essex Crane from being able to open new service centers or storage yards at sites it has identified.  We may also encounter substantial competition in our efforts to acquire other crane rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs.

Our internal controls over financial reporting may be deficient in certain respects and require remedial measures in order to ensure our ability to comply with financial reporting laws and regulations and to publish accurate financial statements.

Our internal controls over financial reporting may be deficient in certain respects and such deficiencies could adversely affect our ability to record, process, and summarize and report financial data consistent with the assertions of management in the financial statements.  Any failure to effectively address any such deficiency could disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under rules of the Securities and Exchange Commission.

The crane rental industry has inherent operational risks that may not be adequately covered by Essex Crane’s insurance.

Essex Crane may not be adequately insured against all risks and there can be no assurance that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Essex Crane may not be able to timely obtain a replacement crane in the event of a loss. Furthermore, in the future, Essex Crane may not be able to obtain adequate insurance coverage at reasonable rates for its fleet. Essex Crane’s insurance policies will also contain deductibles, limitations and exclusions which, although management believes are standard in the heavy lift crane rental industry, may nevertheless increase its costs. Moreover, certain accidents or other occurrences may result in intangible damages (such as damages to reputation) for which insurance may not provide an adequate remedy.

Essex Crane may not be able to renew its insurance coverage on terms favorable to it that could lead to increased costs in the event of future claims.

When Essex Crane’s current insurance policies expire, it may be unable to renew such coverage upon terms acceptable to it, if at all. If Essex Crane is able to renew Essex Crane’s coverage it expects that the premium rates and deductibles may increase as a result of general rate increases for this type of insurance as well as its historical claims experience and that of Essex Crane’s competitors in the industry. If we cannot obtain insurance coverage, it could adversely affect Essex Crane’s business by increasing its costs with respect to any claims. Additionally, existing or future claims may exceed the level of Essex Crane’s present insurance, and its insurance may not continue to be available on economically reasonable or desirable terms, if at all.

Essex Crane may not be able to generate sufficient cash flows to meet its debt service obligations.

Essex Crane’s ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations.  As of December 31, 2008, Essex Crane has a revolving credit facility which provides for an aggregate debt facility of $190 million of which $137 million is outstanding.  This facility is secured by a first priority lien on all of Essex Crane’s assets and, in the event of default, the lenders generally would be entitled to seize the collateral. In the event of a prolonged economic downturn, Essex Crane’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure requirements and may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Essex Crane cannot service or refinance its indebtedness, we may have to take actions such as asset divestitures, seeking additional equity or reducing or delaying capital expenditures, any of which could have an adverse effect on our operations. Additionally, Essex Crane may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In the event we incur further debt obligations in relation to acquisitions, or for any other purpose, the exposure to the risks outlined above will increase accordingly.

Essex Crane’s loan agreements contain restrictive covenants that will limit Essex Crane’s corporate activities.

Essex Crane’s loan agreements impose operating and financial restrictions that will limit Essex Crane’s ability to:

•	create additional liens on their assets;
•	make investments and capital expenditures above a certain threshold;
•	incur additional indebtedness;
•	engage in mergers or acquisitions;
•	pay dividends or redeem outstanding capital stock;
•	sell any of Essex Crane’s cranes or any other assets outside the ordinary course of business; and
•	change its business.

Essex Crane will need to seek permission from its lender in order for Essex Crane to engage in some corporate actions. Essex Crane’s lender’s interests may be different from those of Essex Crane, and no assurance can be given that Essex Crane will be able to obtain its lender’s permission when needed. This may prevent Essex Crane from taking certain actions that are in its best interest.

Essex Crane is subject to numerous environmental laws and regulations that may result in its incurring unanticipated liabilities, which could have an adverse effect on its operating performance.

Federal, state and local authorities subject Essex Crane’s facilities and operations to requirements relating to environmental protection. These requirements can be expected to change and expand in the future, and may impose significant capital and operating costs on Essex Crane’s business.

Environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. If Essex Crane violates environmental laws or regulations, it may be required to implement corrective actions and could be subject to civil or criminal fines or penalties. There can be no assurance that Essex Crane will not have to make significant capital expenditures in the future in order to remain in compliance with applicable laws and regulations or that Essex Crane will comply with applicable environmental laws at all times. Such violations or liability could have an adverse effect on our business, financial condition and results of operations. Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases. Essex Crane can be subject to liability for the disposal of substances which it generates and for substances disposed of on property which it owns or operates, even if such disposal occurred before its ownership or occupancy. Accordingly, Essex Crane may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by Essex Crane, or if the contamination was caused by third parties during or prior to Essex Crane’s ownership or operation of the property. In addition, because environmental laws frequently impose joint and several liability on all responsible parties, Essex Crane may be held liable for more than its proportionate share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims. Some of Essex Crane’s properties contain, or previously contained, above-ground or underground storage tanks and/or oil-water separators. Given the nature of Essex Crane’s operations (which involve the use and disposal of petroleum products, solvents and other hazardous substances for fueling and maintaining its cranes, attachments and vehicles) and the historical operations at some of its properties, Essex Crane may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims that may be material.

Environmental requirements may become stricter or be interpreted and applied more strictly in the future. In addition, Essex Crane may be required to indemnify other parties for adverse environmental conditions that are now unknown to us. These future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in environmental compliance or remediation costs not anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

Essex Crane is subject to numerous occupational health and safety laws and regulations that may result in its incurring unanticipated liabilities, which could have an adverse effect on its operating performance.

Essex Crane’s operations are subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by the Occupational, Safety and Health Administration, or OSHA. Essex Crane is subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require Essex Crane, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. Essex Crane may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to its compliance with these requirements.

To date, Essex Crane’s compliance with these and other applicable safety regulations has not had a material effect on its, Holdings’ or our results of operations or financial condition. Essex Crane’s failure, however, to comply with these and other applicable requirements in the future could result in fines and penalties to Essex Crane and require it to undertake certain remedial actions or be subject to a suspension of its business, which, if significant, could materially adversely effect our business or results of operations. Moreover, Essex Crane’s mere involvement in any audits and investigations or other proceedings could result in substantial financial cost to us and divert our management’s attention. Several recent highly-publicized accidents involving cranes (none of which involved cranes or attachments provided by Essex Crane) could result in more stringent enforcement of work-place safety regulations, especially with respect to companies which rent older cranes and attachments. Additionally, future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to Essex Crane, may give rise to additional compliance or remedial costs that could be material.

Safety requirements may become stricter or be interpreted and applied more strictly in the future. These future changes or interpretations could have a material adverse effect on our business, financial condition or results of operations.

There are a substantial number of shares of our common stock available for resale in the future that may cause a decrease in the market price of our common stock.

In connection with our acquisition of Essex Crane, Holdings issued its Class A Membership Interests to members of Essex Crane’s senior management.  Such membership interests may be exchanged for up to an aggregate of 632,911 shares of our common stock, subject to certain adjustments. We have granted registration rights to Essex Crane’s senior management with respect to the shares of our common stock issuable upon exchange of the retained interests, which entitle Essex Crane’s senior management to file a registration statement with respect to such shares under certain circumstances, including upon demand after the October 31, 2010.  We also expect to file a registration statement with respect to the 1,272,500 shares of our common stock held by Kirtland Capital Company III LLC and Kirtland Capital Partners III LP following the listing of our common stock on the NASDAQ Capital Market or another national securities exchange.

In addition, warrants to purchase an aggregate of 15,037,500 shares of our common stock issued to our initial stockholders, purchasers in our initial public offering and EarlyBirdCapital, Inc. became exercisable upon the closing of the acquisition of Essex Crane.  All of our common stock issuable upon exercise of the warrants will be available for resale upon exercise. Lastly, 2,812,500 shares of our common stock purchased by our initial stockholders prior to our initial public offering will be released from escrow on October 31, 2009, or earlier if we  engage in a transaction resulting in our stockholders having the right to exchange their shares for cash or other securities, and will be eligible for resale in the public market subject to compliance with applicable law. Our initial stockholders are entitled to demand that we  register the resale of their shares of common stock at any time after the date on which their shares are released from escrow.

The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, upon exchange of the retained interests for our common stock or exercise of warrants to purchase our common stock, the equity interests of our stockholders, as a percentage of the total number of the outstanding shares of common stock, and the net book value of the shares of our common stock will be significantly diluted.

If we are unable to receive a listing of our securities on NASDAQ or another national securities exchange, then it may be more difficult for our stockholders to sell their securities.

Shares of our common stock, warrants and units are currently traded in the over-the-counter market and quoted on the OTCBB. We applied to have our common stock, warrants and units included on The NASDAQ Capital Market. There can be no assurance that the listing of our common stock, warrants or units on the NASDAQ Capital Market will be obtained. If we are unable to receive a listing or approval of trading of our securities on NASDAQ or another national securities exchange, then it may be more difficult for its stockholders to sell their securities.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future business combination, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 11,171,333 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, employee stock options and unit purchase options, and the number of shares issuable upon exchange of the retained interests) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Essex Crane leases its headquarters at 1110 Lake Cook Road, Suite 220, Buffalo Grove, Illinois 60089, which consists of 6,680 square feet of office space. In addition, Essex Crane currently owns the following properties :

•	Essex Crane owns a service center located at 2039 Fulton Springs Road, Alabaster, Shelby County, Alabama 35007. Land area totals 400,752 square feet and building area totals 28,575 feet.

•
Essex Crane owns a satellite service center located at 14133 Weld County Road 9.5 Longmont, Weld County, Colorado. The land area of the property totals 409,900 square feet and building area totals 16,000 square feet.

•	Essex Crane owns a service center located at 5315 Causeway Boulevard Tampa, Hillsborough County, Florida 33619. Gross land area totals 204,732 square feet and building area totals 18,604 square feet.

•	Essex Crane owns a service center located at 303 Peach Lane Arcola, Fort Bend County, Texas 77583. Gross land area totals 710,681 square feet and building area totals 36,342 square feet.

In addition, Essex Crane leases the following properties throughout the United States:

•	Satellite service center comprising 33,500 square feet of outside storage space located at 6048 193rd Avenue SW, Rochester, Washington 98579.

•	Satellite service center comprising 74,476 square feet of outside storage space located at 1072 Harrisburg Pike, Carlisle, PA 17103.

•	Service Center comprising 6,000 square feet of warehouse space and approximately three acres of outside storage space located at 15060 Ceres Avenue Fontana, CA 92335.

Essex Crane also has agreements which allow it to store equipment at seven additional storage yards located strategically throughout the United States.

Essex Crane’s growth strategy includes the establishment of service and storage centers across the United States, with a particular emphasis on new facilities in areas of the United States which our management from time to time believes present growth opportunities for its business. Our management currently believes that growth opportunities exist in the Northeast and Midatlantic regions and intends to investigate potential additional facilities in those regions. We  have not identified specific locations for any such new facilities.

We also maintain offices at 461 Fifth Avenue, 25th Floor, New York, New York 10017 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, chairman of our board of directors.  Such office is primarily used by our corporate Secretary, Carol Zelinski, and Laurence S. Levy and Edward Levy, each of whom serves on our board of directors.

We consider our current facilities adequate for our current operations.

Item 3.	Legal Proceedings

From time to time, the Company is party to various legal actions in the normal course of our business.  Management believes that the Company is not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition, result of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to our stockholders present at a Special Meeting of Stockholders held on October 31, 2008:

•
The proposal to adopt, and approve the transactions contemplated by, the purchase agreement, dated as of March 6, 2008, as amended on May 9, 2008 and August 14, 2008, among the Company, Holdings, Essex Crane, KCP Services LLC, as seller representative, and the members of Holdings, which we refer to as the acquisition proposal.  The acquisition proposal was approved by holders of 12,947,445 shares of our common stock, with holders of 2,357,736 shares voting against the acquisition proposal, no shares abstaining from the vote and no broker non-votes.

•
The proposal to adopt amendments to our certificate of incorporation to change our name from “Hyde Park Acquisition Corp.”  to “Essex Rental Corp.” and to delete certain provisions of our certificate of incorporation that were applicable to us only prior to the completion of a business combination transaction, which we refer to as the amendment proposal.  The amendment proposal was approved by holders of 12,880,170 shares of our common stock, with holders of 1,731,798 shares voting against the amendment proposal, holders of 693,213 shares abstaining from the vote and no broker non-votes.

•
The proposal to adopt the Hyde Park 2008 Long-Term Incentive Plan (an equity-based incentive compensation plan), which we refer to as the plan proposal.  The plan proposal was approved by holders of 12,678,820 shares of our common stock, with holders of 1,933,148 shares voting against the plan proposal,  holders of 693,213 shares abstaining from the vote and no broker non-votes.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols, HYDQU, HYDQ and, HYDQW respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on March 13, 2007 and since the common stock and warrants commenced public trading on March 27, 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2008
First Quarter	$9.15	$8.33	$7.70	$7.30	$1.32	$0.95
Second Quarter	9.65	8.97	7.82	7.55	1.97	1.20
Third Quarter	9.65	8.75	7.82	7.52	2.08	1.27
Fourth Quarter	8.51	3.00	7.74	3.20	1.60	0.60
Year ended December 31, 2007
First Quarter	$8.80	$8.00	$7.27	$7.25	$1.45	$1.40
Second Quarter	9.00	8.68	7.35	7.24	1.65	1.35
Third Quarter	9.00	8.40	7.43	7.27	1.62	1.13
Fourth Quarter	8.48	8.20	7.40	7.28	1.25	0.92

As of March 27, 2009, there were approximately 136 holders of record of our common stock, four holders of record of warrants and one holder of record of our Units.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the near future. The payment of cash dividends in the future will be contingent upon our revenues, earnings, if any, capital requirements and general financial condition.  In addition, we are a holding company and conduct all of our operations through Essex Crane.  As a result, we rely on dividends and distributions to us from our subsidiaries, Essex Crane and Holdings.  Essex Crane’s existing credit facility limits Essex Crane’s and Holdings’ ability to declare and pay dividends or make distributions on account of their capital stock and membership interests, and any debt instruments that the Company or its subsidiaries may enter into in the future may limit our subsidiaries’ ability to pay dividends to us and our ability to pay dividends to our stockholders.  Payment of dividends is within the discretion of our board of directors.  It is the present intention of our board of directors to retain all earnings for future investment and use in business operations.  Accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future on our common stock.

Recent Sales of Unregistered Securities and Use of Proceeds

In August 2006 we sold the following shares of common stock without registering under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Laurence S. Levy	1,800,000
Edward Levy	900,000
Isaac Kier	112,500

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of $0.0167 per share. Effective February 2, 2007 and February 5, 2007, our board of directors authorized a stock dividend of 0.5 shares and 0.25 shares of common stock, respectively, for each outstanding share of common stock on such dates, effectively lowering the purchase price to approximately $0.009 per share.

The shares issued prior to our initial public offering will be held in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until October 31, 2009. Such shares may be released from escrow earlier than that date if, prior to October 31, 2009, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for limited exceptions.

Simultaneously with the consummation of our initial public offering on March 13, 2007, we consummated the private sale of 1,500,000 warrants at a price of $1.00 per warrant. These warrants were purchased by Laurence S. Levy, Edward Levy and Isaac Kier and are identical to the warrants included in the units sold in the in initial public offering, except that if we call the warrants sold in the initial public offering for redemption, the warrants sold to Messrs. Levy, Levy and Kier may be exercisable on a cashless basis so long as they are held by the purchasers or their affiliates. Messrs. Levy, Levy and Kier agreed that the warrants purchased by them will not be sold or transferred by them until a business combination had been completed.

We used the proceeds from these private sales to our initial stockholders to fund the acquisition of Essex Crane and related expenses, including fees and expenses associated with the identification of Essex Crane as a potential acquisition target, for working capital and for other general corporate purposes.

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

We paid a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 was accrued and deferred and not payable until we completed the acquisition of Essex Crane. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust. The remaining proceeds were available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We used $82,118,675 of the proceeds of the initial public offering held in our trust account as of the closing date of the acquisition of Essex Crane to pay the net purchase price in the acquisition.   Approximately $18,705,000 of the proceeds of our initial public offering were paid to holders of our common stock who voted against the acquisition of Essex Crane and exercised their conversion rights.  The remaining balance of $1,814,160 held in the trust account following payment to shareholders who exercised their conversion rights was distributed to us and will be used for general corporate purposes.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock and warrants by the Company during the fourth quarter of 2008:

Period	Total Number of Warrants Purchased	Average Price Paid Per Warrant	Total Number of Common Shares Purchased	Average Price Paid per Share
October 1, 2008 to October 31, 2008 (a)	-	-	2,,357,736	$7.93
November 1, 2008 to November 30, 2008	619,500	1.11	2,000	6.68
December 1, 2008 to December 31, 2008	799,019	1.03	61,500	4.53

Total	1,418,519		2,421,236

(a)	Represents shares issued in our initial public offering with respect to which holders voted against the acquisition of Essex Crane and exercised their conversion rights.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

This information is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Essex Rental Corp. and Essex Holdings LLC (Predecessor)

 The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Overview

History

All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  For more information regarding the acquisition of Holdings and Essex Crane, see note 2 to our financial statements.

Business

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States. Over approximately 48 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a private equity owned professionally managed company that today is a public company and one of the leading players in the industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

Essex Crane’s fleet size currently stands at more than 350 lattice-boom crawler cranes and various types of attachments which are made available to clients depending upon the lifting requirements of its customers such as weight, pick and carry aspects, reach and angle of reach. The fleet’s combination of crawler cranes and attachments is diverse by lift capacity and capability, allowing Essex Crane to meet the crawler crane requirements of its engineering and construction firm customer base. Essex Crane rents its crawler cranes and attachments “bare,” meaning without an Essex Crane-supplied operator, and arranges the transportation of cranes and attachments for its customers in return for a charge for these services. Once the crane is erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, the majority of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent. This business model allows Essex Crane to minimize its headcount and operating costs and provides the customer with a more flexible situation where they control the crane operator’s work schedule.

Through a network of 4 main service centers, 3 smaller service locations and several remote storage yards, complemented by a geographically dispersed highly skilled staff of sales and maintenance service professionals, Essex Crane serves a variety of customers engaged in construction and maintenance projects related to power plants, refineries, bridge and road, alternative energy, water treatment and purification, hospitals, shipbuilding and other infrastructure and commercial construction. Essex Crane has significantly diversified the end-markets they serve in recent years to avoid over-exposure to any one sector of the construction segment. Essex Crane uses its significant investment in modern ERP systems and business process methods to help its management assimilate information more quickly than others in their industry, thereby providing real time visibility of the factors they have to effectively manage to achieve their goals. Essex Crane’s end-markets are characterized by medium to large construction projects many times with longer lead times. Management believes that these longer lead times, coupled with most contracts having rental periods of between 6 and 18 months, provide them more visibility over future project pipelines and revenues.

Essex Crane generates revenue from a number of sources as follows:

•
Equipment rentals – Essex Crane rents its fleet of over 350 cranes and attachments to a variety of engineering and construction customers under contracts, most of which have rental periods of between 6 and 18 months. The contracts typically provide for an agreed rental rate and a specified rental period. Essex Crane’s revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to its customers and its fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental contract on a pro rata daily basis;

•
Used rental equipment sales revenue – in Essex Crane’s ordinary course of business, it sells used cranes and attachments over time to optimize the combination of crane models and lifting capacities available in its fleet as it perceives market demands and opportunities. On average, Essex Crane has historically achieved sale prices for equipment in excess of the carrying value. This is due to the long useful life of Essex Crane’s crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets. Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership. The gain on sale of rental equipment historically will not be indicative of near term future results in light of Essex Crane’s recent acquisition since the rental equipment has been adjusted to fair value as of the closing date, thereby reducing future gain on sale;

•
Transportation revenue – transportation revenue is derived from Essex Crane’s management of the logistics process by which Essex Crane’s rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation. Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and Essex Crane’s fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third party providers. The key drivers of transportation revenue are crane and attachment utilization rates and average contract lengths. Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue. The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs. Transportation revenue is recognized upon completion of the transportation of equipment; and

•
Equipment repair and maintenance revenue – while crawler cranes or attachments are on rent, most of the repair and maintenance work is paid for by the customer. Essex Crane performs a portion of the repair and maintenance work and recognizes revenue for such services to the extent they are the customer’s responsibility. This category of revenue also includes Essex Crane providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental. Key drivers for repair and maintenance revenue are the utilization rates for cranes and attachments as well as jobsite operating conditions. Repair and maintenance revenue is recognized as such services are performed.

In summary, 72.5% of pro forma total revenue for the year ended December 31, 2008 was generated through equipment rental, 9.9% through pro forma used rental equipment sales, 9.6% through pro forma transportation services and  8.1% through pro forma repair and maintenance services.

Fleet utilization and average rental rates both have increased over the three year period presented (both of which are considered by management to be fundamental indicators of business performance), in part as a result of the improvement of the crane and attachment fleet through used rental equipment sales and new rental equipment purchases.

Historically, Essex Crane measured equipment utilization using what was referred to as the “hits” method. In this method, a piece of equipment on rent for anytime in a month counted as a utilization hit. This meant that if a piece of equipment were on rent for one day in a month it would be treated the same in the utilization statistic as a piece of equipment on rent for all 30 days in a month. Essex Crane's management believes that the “hits” utilization measurement had a less direct correlation with equipment rental revenue.

After Essex Crane implemented a new ERP system in 2002, it began to measure utilization using the method referred to as the “days” method. Essex Crane's management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates the most closely with rental revenue. Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period. The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate. The total number of days on rent of all pieces of equipment provides the numerator for determining utilization. The denominator is all equipment rental assets owned times the number of days in the month. The “days” method is the utilization measurement currently used by Essex Crane, and Essex Crane anticipates that the “days” method will be the basis for future disclosure of utilization rates for Essex Crane’s cranes and attachments.

Essex Crane’s investment decisions contributed greatly to the repositioning Essex Crane’s fleet to further enhance its utilization rates and the associated gains in average rental rates. During the periods reported:

•	utilization rates of cranes improved from 68.9% (or 72.6%, if calculated using the “hits” method) in 2006 to 72.5% (or 77.0%, if calculated using the “hits” method) in 2008 on a pro forma basis;

•	average crane rental rates increased from $13,779 in 2006 to $21,382 in 2008, and average attachment rental rates increased from $8,039 in 2006 to $16,051 in 2008 on a pro forma basis;

•	utilization rates of attachments increased from 34.9% (or 38.9% if calculated using the “hits” method) in 2006 to 42.0% (or 44.2% if calculated using the “hits” method) in 2008 on a pro forma basis.

These improvements are also reflected in Essex Crane’s operating results and cash flow. During the period from December 31, 2006 through December 31, 2008:

•
Revenue increased by 38.4% from $61.6 million in 2006 to $85.3 million on a pro forma basis in 2008 and equipment rental revenue increased by 48.6% from $41.6 million in 2006 to $61.8 million on a pro forma basis in 2008;

•	cost of revenue increased by 19.8% from $31.7 million in 2006 to $38.0 million on a pro forma basis in 2008, but decreased as a percentage of total revenue from 51.4% to 44.5%;

•
selling, general and administrative expenses increased by 102.6% from $8.7 million in 2006 to $17.7 million on a pro forma basis in 2008, but this included $6.2 million of acquisition transaction related costs. As a percentage of total revenue these costs increased from 14.2% to 20.7%; however, excluding these acquisition transaction related costs they increased by 31.7% from 2006 to the combined 2008 and were 13.5% of pro forma total revenues for 2008.

Many of the market sectors served by Essex Crane were not as adversely affected by the weakening economy as the residential and light commercial sectors, which are not significant markets for Essex Crane. Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet due to investment in new cranes will provide similar future growth trends.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit, for infrastructure projects.  We cannot assure you that Essex Crane’s customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Essex Rental Corp. – Year ended December 31, 2008 compared to year ended December 31, 2007 and year ended December 31, 2007 compared to the period from inception (August 21, 2006) to December 31, 2006

Essex Rental was formed on August 21, 2006 as Hyde Park Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.  Essex Rental consummated its initial public offering on March 13, 2007. All activity from August 21, 2006 through March 13, 2007 related to the formation and initial public offering. From March 13, 2007 until October 31, 2008, the Company had been searching for prospective target businesses to acquire and, on October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the membership interests in Holdings.  For more information regarding the acquisition of Essex Crane, see note 2 to our financial statements.

Essex Rental had a net loss of $11.9 million for the year ended December 31, 2008, including an after-tax charge related to goodwill impairment of approximately $14.8 million ($23.9 million gross). Absent that item, net income would have been approximately $2.9 million.  Essex Rental’s financial results for the year ended 2008 include the operations of Essex Crane for the two month post acquisition period.  Total revenue, cost of revenues and gross profit were $14.5 million, $6.7 million and $7.8 million, respectively.  Selling general and administrative expenses of $4.0 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel expenses and included $1.1 million transaction costs.  Interest income from cash held in trust was $1.4 million while interest expense related to Essex Crane’s revolving credit facility was $1.0 million for the year ended December 31, 2008.  Essex Rental had a tax benefit of $8.1 million for the year ended December 31, 2008 primarily related to the net loss before income taxes of $20.0 million.

For the year ended December 31, 2007, Essex Rental had a net income of $1.7 million derived from interest income of $2.5 million offset by operating expenses of $0.4 million, including officers' liability insurance, professional fees, travel and other expenses, Delaware franchise taxes, transfer agent and trustee fees, administrative fees, other operating expenses and includes $0.2 million of dead deal costs and $0.4 million of New York State and City income taxes.

For the period from inception (August 21, 2006) to December 31, 2006, Essex Rental had a net loss of $402 related to interest income of $1,148 offset by operating expenses of $1,550 related to formation and franchise taxes.

Essex Rental Corp. - Unaudited pro forma fiscal year ended December 31, 2008 operating results compared to unaudited pro-forma fiscal year ended December 31, 2007 operating results

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date. The following unaudited pro forma financial information provides a comparison of the pro forma results of operations for the years ended December 31, 2008 and 2007 as if we had acquired Holdings (and Essex Crane) on January 1, 2007.  Management believes that the such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the years ended December 31, 2007 and 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected for a full year, going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Annual Report on Form 10-K.

	Unaudited Pro-forma
	Years Ended December 31,
	2008	2007
Total revenue	$85,328,505	$77,764,829
Cost of revenues	(37,977,116)	(40,893,732)
Gross profit	47,351,389	36,871,097
Other operating expenses	42,589,354	10,509,522
Income from operations	4,762,035	26,361,575
Other expenses, net	(9,469,424)	(12,097,124)
(Loss) income before income taxes	(4,707,389)	14,264,451
(Benefit) Provision for income taxes	(1,068,388)	4,162,025
Net income	$(3,639,001)	$10,102,426

For the year ended December 31, 2008 we had a pro forma net loss of $3.6 million compared to pro forma net income a $10.1 million in 2007.  The decrease in pro forma earnings was primarily due to a $23.9 million ($14.8 million net of tax) goodwill impairment charge recorded in 2008.

	Unaudited Pro-forma
	Years Ended December 31,
	2008	2007
REVENUE

Equipment rentals	$61,823,678	$48,800,490
Used rental equipment sales	8,439,805	13,232,768
Transportation	8,163,171	8,667,849
Equipment repairs and maintenance	6,901,851	7,063,722
TOTAL REVENUE	$85,328,505	$77,764,829

Pro forma revenue for the year ended December 31, 2008 was $85.3 million, a 9.7% increase from $77.8 million for the year ended December 31, 2007.  Pro forma revenue was comprised of the following components:

•
Pro forma equipment rental revenue, which represented 72.5% of total pro forma revenue, was $61.8 for the year ended December 31, 2008, a 26.7% increase from $48.8 million for 2007. This increase was partly driven by an increase in crane utilization to 72.5% (or 77.0% if calculated using the “hits” method) in the year ended December 31, 2008 from 72.1% (or 76.3% if calculated using the “hits” method) in the year ended December 31, 2007, but mainly driven by an increase in the average crane rental rate of 31.4%, to $21,382 (per crane per rental month) in the year ended December 31, 2008 relative to $16,266 in the year ended December 31, 2007. This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex Crane continues to manage the fleet toward larger lifting capacities;

•
Pro forma attachment rental revenue, included in equipment rental revenue described above, was $7.0 million for the year ended December 31, 2008, a 22.8% increase from $5.7 million for the fiscal year ended December 31, 2007. This increase was driven by a greater number of higher rental rate attachments being on rent. Attachments vary in rental rate from $2,000 per month to over $100,000 per month for the largest lifting capacity enhancement attachments. Essex Crane maintains an extensive group of attachment assets which are rented along with their cranes and enhance the cranes’ lifting capacity, reach or capability. Accordingly, the utilization percentage for these assets may vary greatly and does not necessarily correlate to rental revenue because of the diversity in rental rates due to the capability and capital cost of the varying attachments. The average utilization of these assets was 42.0% (or 44.2% if calculated using the “hits” method) for the year ended December 31, 2008 and 24.6% (or 27.3% if calculated using the “hits” method) for the year ended December 31, 2007;

•
Pro forma used rental equipment sales revenue, which represented 9.9% of total pro forma revenue, was $8.4 million for the year ended December 31, 2008, a 36.2% decrease from $13.2 million for 2007. These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. The number of lower lifting capacity cranes sold by Essex Crane was 23 in 2008 which was a decrease from 45 for the year ended December 31, 2007.  In both years the market presented opportunities to sell many of the lower rental rate units and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve its strategic position of its rental fleet for the future;

•
Pro forma transportation revenue, which represented 9.6% of total pro forma revenues, was $8.2 million for the year ended December 31, 2008, a 5.7% decrease from $8.7 million for the year ended December 31, 2007. This decrease is a result of the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Pro forma repair and maintenance revenue (including rigging and other services), which represented 8.1% of total revenue, was $5.9 million for the year ended December 31, 2008, a 2.3% decrease from $7.1 million for the year ended December 31, 2007. This decrease is attributed to a decrease in demand for repair, maintenance and other services.

	Pro-forma
	Years Ended December 31,
	2008	2007
COST OF REVENUES

Salaries, payroll taxes and benefits	$8,041,998	$7,320,488
Depreciation expense (a)	10,561,967	10,387,438
Book value of equipment sold	4,625,783	7,183,496
Transportation	6,727,663	6,731,983
Equipment repairs and maintenance	6,180,432	7,356,751
Yard operating expenses	1,839,273	1,913,576

TOTAL COST OF REVENUES	$37,977,116	$40,893,732

(a)
Pro forma adjustments to depreciation expense of $1.8 million and $2.4 million are reflected for the years ended December 31, 2008 and 2007, respectively,  based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Pro forma cost of revenue for the year ended December 31, 2008 was $38.0 million for the year ended December 31, 2008, a 7.1% decrease from $40.9 million for the year ended December 31, 2007.  Pro forma cost of revenue was 44.5% of total pro forma revenue for the year ended December 31, 2008, relative to 52.6% for the year ended December 31, 2007. The decrease in cost of revenues resulted from decreases in expenses for  net book value of equipment sold and equipment repairs and maintenance partially offset by increases in the salaries, payroll taxes and benefits and depreciation expenses as described below:

•
Pro forma salary, payroll tax and benefit expenses increased 9.9% to $8.0 million for the year ended December 31, 2008, from $7.3 million for the year ended December 31, 2007. The increase was also a direct result of the higher utilization of Essex’s fleet. In addition, all employees, including those who work directly in the generation of revenues, receive bonuses based on Holdings’ financial performance, which had higher payouts due to higher profitability levels, contributing to increased salary and payroll tax expenses.

•
Pro forma depreciation expense related to rental equipment increased 1.7% to $10.6 million for the year ended December 31, 2008, from $10.4 million for the year ended December 31, 2007. The increase in depreciation expense was driven by additional investment in lattice-boom crawler cranes and attachments during 2008 as Holdings enhanced the size and capacity of its fleet.

•
Pro forma net book value of rental equipment sold decreased 35.6% to $4.6 million for year ended December 31, 2008, from $7.2 million for the year ended December 31, 2007. The decrease in net book value of equipment sold was driven by the decrease in the used equipment sales (number of units sold) during 2008 as more fully described in used equipment sale revenue and the higher relative asset basis for the sales occurring after the fair value acquisition accounting.

•
Pro forma equipment repairs and maintenance expenses decreased 16.0% to $6.2 million for the year ended December 31, 2008, from $7.4 million in the year ended December 31, 2007. The decrease was directly impacted by repair and maintenance revenues, a result of the increased crane utilization and combination of equipment rented and also affected by the fleet mix changes as a result of used equipment sales and new equipment investments.

•
Pro forma yard operating expense decreased by 3.9% to $1.8 million for the year ended December 31, 2008, from $1.9 million for the year ended December 31, 2007.  The variances were minimal in this cost category.

Essex Crane’s pro forma gain on the sale of used rental equipment was $3.8 million (45.2% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the year ended December 31, 2008 compared to $6.0 million (45.7% margin) for the year ended December 31, 2007.  The lower level of gains on sales was also the result of the lower levels of used equipment sales in the corresponding period discussed above.   As a result, the gain on sale of equipment included in these pro forma financial results for the years ended December 31, 2008 and 2007 may not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing future gain on sale.

	Unaudited Pro-forma
	Years Ended December 31,
	2008	2007

OTHER OPERATING EXPENSES

SELLING GENERAL AND ADMINISTRATIVE	$17,698,297	$9,568,535
GOODWILL IMPAIRMENT	23,895,733	-
NON-RENTAL DEPRECIATION (a)	995,324	940,987

TOTAL OTHER OPERATING EXPENSES	$42,589,354	$10,509,522

(a)
Adjustments to non-rental depreciation expense of $0.9 million and $0.8 million was recorded for the years ended December 31, 2008 and 2007, respectively, based on the purchase price allocation of the fair value of the property and equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Pro forma selling, general and administrative expenses for the year ended December 31, 2008 was $17.7 million, a 85.0% increase from $9.6 million in the year ended December 31, 2007. This increase was primarily the result of the one-time acquisition transaction related expenses incurred totaling approximately $6.2  million in 2008.  Also, there were higher employee bonus expenses related to the better operating performance of the business, higher sales and marketing expenses and reserves for bad debt, which were partially offset by lower insurance expenses. Pro forma selling, general and administrative expenses increased to 20.7% (13.5% excluding the transaction-related costs) of the pro forma total revenue for the year ended December 31, 2008, from 11.7% for the year ended December 31, 2007.  Key components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

The Company recorded a one-time charge of $23.9 million for the year ended December 31, 2008 to expense the goodwill related to its October 31, 2008 acquisition.  This non-cash impairment charge is more fully described in note 2 to our consolidated financial statements.

Pro forma non-rental depreciation and amortization expense increased 5.8% to $1.0 million for the year ended December 31, 2008, from $0.9 million for the year ended December 31, 2007.  Both years had a depreciation adjustment for the fair value purchase accounting adjustment and the amortization of the other identifiable intangibles resulting from the acquisition.  The increase in depreciation expense was driven by additional property and equipment acquired during 2008.

	Unaudited Pro-forma
	Years Ended December 31,
	2008	2007
OTHER INCOME (EXPENSES), NET

Other income, net - insurance recoveries	$55,519	$139,669
Interest expense (a)	(9,524,943)	(12,236,793)
TOTAL OTHER INCOME (EXPENSES), NET	$(9,469,424)	$(12,097,124)

(a)
Adjustments of $0.7 million and $0.1 million were recorded for the years ended December 31, 2008 and 2007, respectively, for the additional borrowing on the revolving credit facility that was a direct result of the acquisition and for the amortization of deferred financing costs.

The pro forma benefit for income taxes was $1.1 million for the year ended December 31, 2008, compared to a $4.2 million pro forma tax provision for the year ended December 31, 2007.  The higher provision for income taxes for the year ended December 31, 2007 is primarily due to higher pre-tax income and partially offset by the reversal of substantially all of the valuation reserve maintained at December 31, 2006.

Essex Crane had 129 full-time employees as at December 31, 2008 compared to 124 full-time employees at December 31, 2007.

Essex Holdings LLC - Ten months ended October 31, 2008 compared to year ended December 31, 2007

The following is a discussion of the key factors that impact the consolidated operating results, financial condition, liquidity and cash flows of Holdings for the ten months ended October 31, 2008 compared to the year ended December 31, 2007 and should be read in conjunction with Holdings’ consolidated financial statements and the notes thereto.

The following is a summary of the results of Holdings for the ten months ended October 31, 2008 compared to the year ended December 31, 2008

Total revenue for the ten months ended October 31, 2008 was a $70.8 million compared to $77.8 million for the year ended December 31, 2007. The decline in total revenue was primarily due to a two month shorter period in 2008. Total revenue was comprised of the following components:

•
Equipment rental revenue, which represented 72.4% of total revenue, was $51.3 million for the  ten months ended October 31, 2008 compared to $48.8 million or 62.8% of total revenue for the year ended December 31, 2007. This increase was partly driven by an increase in crane utilization, but mainly driven by an increase in the average crane rental rate.  This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex continues to manage the fleet toward larger lifting capacities.

•
Used equipment sale revenue, which represented 9.5% of total revenue, was $6.7 million for the for the ten months ended October 31, 2008 compared to $13.2 million or 17% of total revenue for the year ended December 31, 2007.  This was due to fewer crane sales in the ten month period ended October 31, 2008.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. The number of lower lifting capacity cranes sold by Essex Crane in 2008 was less than the prior year.  In both years the market presented opportunities to sell many of the lower rental rate units and Essex Crane reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex Crane to improve its strategic position of its rental fleet for the future.

•
Transportation revenue, which represented 9.8% of total revenues, was $5.9 million for the ten months ended October 31, 2008 compared to $8.7 million or 11.1% total revenues for the year ended December 31, 2007.

•
Repair and maintenance revenue (including rigging and other services), which represented 8.3% of total revenue, was $5.9 million for the  ten months ended October 31, 2008 compared to $7.1 million or 9.1% of total revenue for the year ended December 31, 2007.

Cost of revenue for the ten months ended October 31, 2008 was $29.5 million compared to $38.5 million in the year ended December 31, 2007.  Cost of revenue was 41.6% of total revenue for the for the ten months ended October 31, 2008, relative to 49.6% for the year ended December 31, 2007.  The decrease in cost of revenues between the ten months ended October 31, 2008 and year ended December 31, 2007 was due to the two month shorter period in 2008.

•	Salary, payroll tax and benefit expenses was $6.7 million for the ten months ended October 31, 2008 compared to $7.3 million for the year ended December 31, 2007.

•	Depreciation expense related to rental equipment was $6.9 million for the ten months ended October 31, 2008 compared to $8.0 million for the year ended December 31, 2007.

•
Net book value of rental equipment sold was $3.2 million for the ten months ended October 31, 2008 compared to $7.2 million for the year ended December 31, 2007. The decrease in net book value of equipment sold was driven by the decrease in the used equipment sales (number of units sold) during 2008.

•
Equipment repairs and maintenance expenses were $5.3 million for the ten months ended October 31, 2008 compared to $7.4 million for the year ended December 31, 2007. The decrease was a direct result of the repair and maintenance activities, a result of the increased crane utilization and combination of equipment rented and also affected by the fleet mix changes as a result of used equipment sales and new equipment investments.

•	Yard operating expense was $1.5 million for the ten months ended October 31, 2008 compared to $1.9 million for the year ended December 31, 2007.

Essex’s gain on the sale of used rental equipment was $3.5 million (52.5% margin) for sales for the ten months ended October 31, 2008 and $6.0 million (45.7% margin) for the year ended December 31, 2007, which was due to fewer crane sales in the 2008 period.

Selling, general and administrative expenses for the ten months ended October 31, 2008 was $13.7 compared to $9.1 million in the year ended December 31, 2007.  This increase was primarily the result of acquisition transaction related expenses incurred totaling approximately $5.2 million  including an associated $500,000 bonus payment in 2008.  Selling, general and administrative expenses were 19.3% (11.9% excluding transaction costs) of total revenue for the ten months ended October 31, 2008 which were higher than 11.7% for the year ended December 31, 2007.  Components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

Interest expense was $7.7 million for the ten months ended October 31, 2008 compared to $12.2 million for the year ended December 31, 2007.  This decrease resulted from a the lower market interest rates.  Market interest rates declined significantly in 2008.

Other income (expense) includes the effects of marking the interest rate swap to market and ultimate settlement costs which caused a $0.5 million expense for the ten months ended October 31, 2008 compared to a $2.8 million charge to expense in the year ended December 31, 2007. This represented the present value of the future cash settlement payments under the swap agreement.

Provision for income taxes was $8.1 million for the ten month period ended October 31, 2008, compared to $3.9 million tax provision for the year ended December 31, 2007.  As of December 31, 2007, Holdings had two consecutive years of significant net income before tax and expected similar or future earnings performance, thereby resulting in establishing a tax provision and relieving the valuation reserve against the net operating losses in the balance sheet that existed at December 31, 2006. The increase in provision for income taxes is primarily due to higher pre-tax income and the utilization of net operating loss carry-forwards from prior years partially offset by the reversal of substantially all of the valuation reserve maintained at December 31, 2006.

 Net income for the ten months ended October 31, 2008 was $11.4 million compared to a net income of $11.2 million for the year ended December 31, 2007.

Essex Holdings LLC - Year ended December 31, 2007 compared to year ended December 31, 2006

The following is a discussion of the key factors that impact the consolidated operating results for the year ended December 31, 2007 compared to the year ended December 31, 2006 and should be read in conjunction with Holdings’ consolidated financial statements and the notes thereto.

Net income for the year ended December 31, 2007 was $11.2 million, a 20.8% increase from $9.3 million in the year ended December 31, 2006, The increase in net income was a direct result of higher operating income related to the rental business of $5.9 million and greater gain on used rental equipment sales of $3.0 million, offset by higher interest expense of $0.7 million, higher swap liability expense of $2.8 million and higher tax provision expense of $3.4 million primarily to due the reversal of the valuation allowance.

Total revenue for the year ended December 31, 2007 was $77.8 million, a 26.2% increase from $61.6 million for the year ended December 31, 2006. Total revenue was comprised of the following components:

•
Equipment rental revenue, which represented 62.8% of total revenue, was $48.8 million, a 17.4% increase from $41.6 million for the fiscal year ended December 31, 2006. This increase was driven by an increase in crane utilization to 72.1% (or 76.3% if calculated using the “hits” method) in the year ended December 31, 2007 from 68.9% (or 72.6% if calculated using the “hits” method) in the year ended December 31, 2006, and an increase in the average crane rental rate of cranes on rent of 18.0%, to $16,266 (per crane per rental month) in the year ended December 31, 2007 relative to $13,779 in the year ended December 31, 2006. This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex continues to manage the fleet toward larger lifting capacities;

•
Attachment rental revenue, included in rental revenue described above, was $3.4 million, a 20.0% increase from $2.9 million for the fiscal year ended December 31, 2006. This increase was driven by a greater number of higher rental rate attachments being on rent. Attachments vary in rental rate from $2,000 per month to over $100,000 per month for the largest lifting capacity enhancement attachments. Essex maintains an extensive group of attachment assets which are rented along with their cranes and enhance the cranes’ lifting capacity, reach or capability. Accordingly, the utilization percentage for these assets may vary greatly and does not necessarily correlate to rental revenue because of the diversity in rental rates due to the capability and capital cost of the varying attachments. The average utilization of these assets was 24.6% (or 27.3% if calculated using the “hits” method) for the year ended December 31, 2007 and 34.9% (or 39.0% if calculated using the “hits” method) for the year ended December 31, 2006, thus substantiating the point that rental revenue grew despite lower utilization because of a greater number of higher priced attachments on rental;

•
Used equipment sale revenue, which represented 17.0% of total revenue, was $13.2 million for the year ended December 31, 2007, a 121.3% increase from $6.0 million for the year ended December 31, 2006. This increase was driven by the high demand in infrastructure construction activity which requires the heavier lifting capacity of lattice boom crawler cranes offered by Essex. This has presented Essex with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. The number of lower lifting capacity cranes sold by Essex increased to 45 for the year ended December 31, 2007 from 18 units for the year ended December 31, 2006. For the year ended December 31, 2007, the market presented opportunities to sell many of the lower rental rate units and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve its strategic position of its rental fleet for the future;

•
Transportation revenue, which represented 11.1% of total revenues, was $8.7 million for the year ended December 31, 2007, a 14.5% increase from $7.6 million for the year ended December 31, 2006. This increase was driven by an increase in crane utilization rates, the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals thereby resulting in an increase in demand for transportation of cranes and attachments to construction sites; and

•
Repair and maintenance revenue (including rigging and other services), which represented 9.1% of total revenue, was $7.1 million for the year ended December 31, 2007, an 8.5% increase from $6.5 million for the year ended December 31, 2006. This increase was driven by the increase in crane and attachment utilization rates resulting in an increase in demand for repair, maintenance and other services.

Cost of revenue for the year ended December 31, 2007 was $38.5 million, a 21.6% increase from $31.7 million in the year ended December 31, 2006. Cost of revenue was 49.6% of total revenue for the year ended December 31, 2007, relative to 51.4% for the year ended December 31, 2006. The increase in cost of revenues resulted primarily from increases in expenses for salaries, payroll taxes and benefits, depreciation, net book value of equipment sold, equipment repairs and maintenance; transportation expenses; and yard operating expenses.

•
Salary, payroll tax and benefit expenses increased 11.9% to $7.3 million for the year ended December 31, 2007, from $6.5 million for the year ended December 31, 2006. The increase was also a direct result of the higher utilization of Essex’s fleet. In addition, all employees, including those who work directly in the generation of revenues, receive bonuses based on Holdings’ financial performance, which had higher payouts due to higher profitability levels, contributing to increased salary and payroll tax expenses along with the headcount increases noted below.

•
Depreciation expense related to rental equipment increased 3.6% to $8.0 million for the year ended December 31, 2007, from $7.8 million for the year ended December 31, 2006. The increase in depreciation expense was driven by additional investment in lattice-boom crawler cranes and attachments during 2007 as Holdings enhanced the size and capacity of its fleet.

•
Net book value of rental equipment sold increased 141.6% to $7.2 million or 9.2% of total revenue for the year ended December 31, 2007, from $3.0 million for the year ended December 31, 2006. The increase in net book value of equipment sold was driven by the increase in the number of units sold during 2007 as more fully described in used equipment sale revenue.

•
Transportation expense increased by 8.5% to $6.7 million in the year ended December 31, 2007, from $6.2 million in the year ended December 31, 2006. This increase was a direct result of the increase in transportation activities as a result of the increase in crane utilization, mix of rented equipment and the particulars of the total distance equipment had to move between rentals.

•
Equipment repairs and maintenance expenses increased 10.9% to $7.4 million in the year ended December 31, 2007, from $6.6 million in the year ended December 31, 2006. The increase was a direct result of the increase in the repair and maintenance activities, a result of the increased crane utilization and combination of equipment rented.

•
Yard operating expense increased by 20.9% to $1.9 million for the year ended December 31, 2007, from $1.6 million for the year ended December 31, 2006, as Holdings invested in its facilities during the period to enhance its capabilities and productivity including a $0.2 million increase in costs for environmental remediation.

Essex’s gain on the sale of used rental equipment was $6.0 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively, as the fair value of the equipment was significantly higher than its net book value. The gain on sale of used rental equipment may not be indicative of future results in light of Essex’s pending acquisition since the rental equipment would be adjusted to fair value as of the closing date of the acquisition, thereby reducing future gain on sale. Also, Essex’s depreciation expense for the years ended December 31, 2007 and 2006 may not be indicative of future results in light of Essex’s pending acquisition as the higher fair value of the rental equipment will be depreciated over the estimated useful life of the assets, thereby increasing future depreciation expense.

Selling, general and administrative expenses for the year ended December 31, 2007 were $9.2 million, an increase of 4.3% from $8.9 million in the year ended December 31, 2006. This increase was primarily the result of higher employee bonus costs and insurance expenses, but was partially offset by lower consulting expenses and telecommunication expenses. Selling, general and administrative expenses were 11.9% of total revenue for the year ended December 31, 2007, an improvement from 14.4% for the year ended December 31, 2006. Key components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

•
Salary, payroll tax and benefit expenses increased by 17.3% to $3.5 million for the year ended December 31, 2007, from $3.0 million for the year ended December 31, 2006 due to higher Company defined earnings before interest and taxes based employee bonus costs.

•
Insurance expenses increased by 12.1% to $1.6 million in the year ended December 31, 2007, from $1.4 million in the year ended December 31, 2006. The increase was due to higher business volumes and property and equipment values, but was partially offset by lower per unit premium rates.

•
Selling and marketing expenses increased by 12.9% to $0.7 million for the year ended December 31, 2007, from $0.6 million for the year ended December 31, 2006. The increase was primarily due to higher commissions related to higher rental revenue.

As a result of the factors outlined above, income from operations was $30.0 million for the year ended December 31, 2007, an increase of 42.2% from $21.1 million in the year ended December 31, 2006. Income from operations as a percentage of revenue was 38.6% for the year ended December 31, 2007, an increase from 34.2% for the year ended December 31, 2006. Income from operations was favorably impacted by the larger gain on used rental equipment sales which was $6.0 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006.

Interest expense was $12.2 million in year ended December 31, 2007, a 6.3% increase from $11.5 million in the year ended December 31, 2006. This increase resulted from a refinancing on February 23, 2007, which increased Holdings’ outstanding debt to $145.6 million immediately after the refinancing and a $50 million dividend paid to Holdings’ equity holders. Holdings then reduced the debt balance to $129.9 million by December 31, 2007 which was higher than the December 31, 2006 balance of $93.9 million.

Other income (expense) includes the effects of marking the interest rate swap to market as of December 31, 2007 which caused a $2.8 million non-cash expense to earnings. This represents the present value of the future cash settlement payments under the swap agreement.

Holdings’ provision for income taxes was $3.9 million for the year ended December 31, 2007, compared to $0.5 million in the year ended December 31, 2006. Holdings has had two consecutive years of significant net income before tax and expects similar or improved future earnings performance, thereby resulting in establishing a tax provision and relieving the valuation reserve against the net operating losses in the balance sheet that existed at December 31, 2006. The increase in provision for income taxes is primarily due to higher pre-tax income of $5.4 million and the utilization of net operating loss carry-forwards from prior years partially offset by the reversal of substantially all of the valuation reserve maintained at December 31, 2006.

Liquidity and Capital Resources

Essex Crane has substantial liquidity from its cash flow from operations as its markets and rental activity have remained at higher levels, as well as under its revolving credit facility. As described below, between December 31, 2006 and December 31, 2008, net cash provided by operating activities increased from $14.6 million to $26.6 million for the combined periods in 2008 ($-676,535 plus $27,284,032). In addition to cash flow from operations, Essex Crane borrows under its $190 million revolving credit facility to purchase equipment and attachments for its rental fleet. As of December 31, 2008, Essex Crane had $38.1 million in available borrowing capacity under this facility. Simultaneously with the closing of the acquisition, Essex Crane entered into a new revolving credit facility (replacing the existing facility) which will provide for up to $190 million in available credit through October 31, 2013.  We believe that these two sources of cash should adequately fund the investment needs of the business for the foreseeable future. Essex Crane has a $100 million interest rate swap agreement in place that locks this portion of its debt based upon LIBOR of 2.71% plus 225 basis points.  Management believes this cost of interest is offset in the rental revenue it generates since rental rates are established as a percentage of the values of the underlying equipment.

Cash Flow from Operating Activities

The Company’s cash used in operating activities for the year ended December 31, 2008 was $0.7 million. This is primarily the result of a net loss of $11.9 million, which, when adjusted for non-cash expense items, such as goodwill impairment of $23.9 million, depreciation and amortization of $2.0 million, deferred income taxes and of $9.9 million, stock-based compensation expense of 0.1 million, and gains on the sale of rental equipment of 0.3 million, provided positive cash flows of approximately $4.2 million.  The cash flows from operating activities were also reduced by $1.7 million of cash earned trust fund, an increase in receivables of $1.5 million, an decrease of $0.4 million in accounts payable and accrued expenses, and a $0.4 million increase in unearned rental revenue.

The Company’s cash used in operating activities for the year ended December 31, 2007 was $0.6 million.  The cash flows used in operating activities was primarily attributable to net income of $1.7 million, which was more than offset by interest earned on the cash held in Trust of $2.8 million.

Cash Flow from Investing Activities

For the year ended December 31, 2008, cash provided by investing activities was approximately $24.0 million.  This is primarily the result of the sale of all the cash held in Trust Fund ($102.6 million), the majority of which was used to fund the acquisition of Holdings, the purchase of $2.8 million rental equipment and $0.2 million in property and equipment, partially offset by proceeds from the sale of rental equipment of $1.7 million.

For the year ended December 31, 2007, cash used in investing activities was $98.3 million which consisted of $99.7 million of the cash raised in the Company’s initial public offering contributed to the cash held in Trust Fund partially offset by disbursements from the Trust Fund of $1.6 million for qualified expenditures.

Cash flow from financing activities

Cash used in financing activities was approximately $24.0 million for the year ended December 31, 2008.  This is primarily due to $18.7 million in payments made to reacquire and retire common stock for those parties that did not vote in favor of the business combination and $1.8 million paid for the repurchase of common stock and warrants.  Total borrowings during the year under the revolving credit facility were $12.2 million and total payments were $14.8 million.  The Company also paid $0.8 million of deferred financing costs in connection with amending the revolving credit facility assumed in the acquisition of Holdings.

Cash provided by financing activities for the year ended December 31, 2007 was $99.9 million.  The Company completed an initial public offering of units (made up of common stock and warrants) in March 2007, resulting in net proceeds, after deducting underwriting commissions and other fees and expenses, of approximately $98.5 million (see note 1 to the consolidated financial statements for further information related to our initial public offering) and $1.5 million from the issuance of warrants in a private placement.

Revolving Credit Facility

The following information discusses significant events during the year ended December 31, 2008 that relate to the revolving credit facility assumed in the acquisition of Holdings.  Also see note 7 to the consolidated financial statements for further information related to our credit facility.

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its asset-based senior secured revolving line of credit facility, which permits it to borrow up to $190 million.  The maximum borrowing amount of the revolving credit facility may be increased by up to $5 million any time prior to November 2010 subject to certain specified terms and conditions in the credit agreement.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first security interest in substantially all of the Company’s assets.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $175,497,000 at December 31, 2008, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility is $38,119,079 at December 31, 2008.

Our management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be adequate to permit Essex Crane to meet its debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Also, substantially all of Holdings’ rental equipment and all its other assets are subject to liens under its revolving credit facility. None of such assets may be available to satisfy the claims of its general creditors. Essex Crane’s future financial and operating performance, ability to service or refinance its debt and ability to comply with covenants and restrictions contained in its debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering and to members of Essex Crane’s senior management are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations for the purposes of this document are based upon our audited consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from the calculated estimates and this difference would be reported in its current operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in note 2 to our 2008 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, rental equipment, impairment of goodwill and long-lived assets, derivative financial instruments and income taxes.

Revenue recognition

Essex recognizes revenue, including multiple element arrangements, in accordance with the provisions of SFAS 13, Accounting for Leases (“SFAS 13”), Staff Accounting Bulletin No. 104 and Emerging Issues Tax Force 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). We generate revenue from Essex Crane’s rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance. In many instances, Holdings provides some of the above services under the terms of a single customer Equipment Rental Agreement. When a rental agreement involves multiple elements, the items included in the arrangement are evaluated under EITF 00-21.

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered item(s). In general, vendor specific objective evidence (“VSOE”) or objective and reliable evidence of fair value of the undelivered item(s) exists, however, no such evidence exists for the delivered item.

We use the residual method to allocate the arrangement consideration and as such, VSOE of fair value or objective and reliable evidence of fair value of the undelivered elements is deferred and the residual is recognized as revenue related to the delivered element.

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on the straight line basis over the rental period, in accordance with SFAS 13 as specified in the associated equipment rental agreement. Rental contract terms span several months or longer. Because the term of the contracts can extend across financial reporting periods, for rentals billed in advance we record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Repair service revenue is recognized when the service is provided. Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex Crane service center, storage yard or next customer location. New and used rental equipment sales are recognized upon acceptance by the customer and the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership.

These policies are directly related to our cash flow and earnings. There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts as required. The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas. The unearned rental revenue is recorded as a deferral in the balance sheet in order to match the customer’s rental equipment possession and usage with the corresponding period.

Useful Lives of Rental Equipment

Essex Crane’s primary assets consist of its lattice-boom crawler crane and attachment fleet, which are recorded at cost less accumulated depreciation. In conjunction with the acquisition of Essex Crane on October 31, 2008, Essex recorded all of its crane and attachment fleet values in accordance with SFAS No. 141 “Business Combinations” at fair value.  Essex depreciates the existing crane and attachment fleet over periods between 20 and 30 years on a straight line basis such that additions of new cranes to the fleet are depreciated over a 30 year time period while used cranes acquired will be amortized over a period of 20 to 25 years. Management experience and third-party estimates indicate a possible asset life for a properly repaired and maintained lattice-boom crawler crane fleet of 50 years. Given the average life of the existing crane fleet is 20 to 30 years, the useful life adopted is considered appropriate. Essex’s management reviews the value of its crane fleet annually in conjunction with its lenders.

Allowance for Doubtful Accounts.

The Company maintains allowances for doubtful accounts and credit memos.  The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable the receivable will not be recovered. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, The Company may be required to increase or decrease our allowance.

Purchase Price Allocation.

The Company allocates the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of any acquisition. The long-lived fixed assets that we acquire are primarily rental equipment.   All of the rental equipment that was acquired in the purchase business combinations has been classified as “Held and Used”, rather than as “Held for Sale”. Equipment that we acquire is recorded at fair value, as determined by replacement cost to the Company of such equipment.   The Company uses a third party valuation expert to help calculate replacement cost.

In addition to long-lived fixed assets, the Company also acquires other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities’ balance sheets. However, when appropriate, the Company adjusts these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships and trademarks.  Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the assets acquired and the liabilities assumed.

Income Taxes

The Company uses an asset and liability approach, as required by SFAS No. 109 “Accounting for Income Taxes” for financial accounting and reporting of income taxes.  Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

Management makes certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities.  Significant changes to these estimates may result in an increase or decrease to Essex Rental’s tax provision in a subsequent period.

Management assesses the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, the Company will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 which had no impact on the company’s consolidated financial statements as management has concluded that the tax benefits related to its uncertain tax positions can be fully recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions.  With limited exception, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2005.

Essex’ management makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to Essex’s tax provision in a subsequent period.

At December 31, 2006, Holdings’ management concluded that neither the Federal and state net operating loss carryforwards nor the other net deferred tax assets were more likely than not to be utilized due to a history of tax net operating losses and, as such, recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. At December 31, 2007, the valuation allowance was reversed for the entire amount of the Federal and the majority of the state net operating losses as Essex has now generated taxable income in excess of $10,000,000 in each of the past two years.  Essex’s management has concluded that at December 31, 2008, October 31, 2008 and December 31, 2007 it is more likely than not that the deferred tax assets, except for certain state net operating losses that have a history of expiring unused, will be utilized.

At December 31, 2008, the Company had unused federal net operating loss carry-forwards totaling approximately $43.6 million that begin expiring in 2020.  At December 31, 2008, the Company also had unused state net operating loss carry-forwards totaling approximately $26.2 million that expire between 2009 and 2020.  The net operating loss carry-forwards are subject to internal revenue code section 382 limitations based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013 which were acquired in the acquisition.

Impairment of Goodwill and Indentifiable Intangible Assets

As a result of acquisition of Holdings, the Company has acquired goodwill and identifiable intangible assets. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.  Intangible assets consist of customer relationships and trademarks.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Management has determined that it has only one reporting unit, Essex Crane. To determine if there is any impairment, management determined whether the fair value of the reporting unit is greater than its carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment, if any.

During the fourth quarter of 2008, the Company determined that the weakening economy and the global credit crisis resulted in a reduction in the Company’s market capitalization (share price) below its total shareholders’ equity value, which was an indication that its goodwill may be impaired. As a result, the Company performed an assessment of goodwill of its Essex Crane subsidiary as of December 31, 2008 with the assistance of a third-party valuation specialist. The impairment was the result of a significant decline in the Company’s stock price (market capitalization), the weakening of the economy and credit crisis and the likely potential impact on the Company’s future cash flows. Based on the analysis, the Company recorded a non-cash impairment charge of $23,895,733 at December 31, 2008 which is included in the Company’s statement of operations for the year ended December 31, 2008.  After recording this impairment charge, the Company has no remaining goodwill at December 31, 2008.  The Company also performed an assessment of other identifiable intangible assets and concluded that there was no impairment at December 31 2008.

Impairment of long-lived assets

Essex accounts for the impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires the impairment losses related to long-lived assets to be recorded where indicators of impairment are present and the estimated undiscounted cash flows to be generated by the asset are less than the assets’ carrying value. If the carrying value of the assets will not be recoverable, as determined by the undiscounted cash flows, the carrying value of the assets is reduced to fair value. Essex, under the terms of its credit agreement, engages an independent third party to appraise the value of the crane and attachment fleet on an annual basis. We considered a number of factors including value in use for crane and attachment rental, secondary market values and possible values in alternate use.

Derivative Financial Instruments

Essex uses derivative financial instruments for the purpose of hedging the risks associated with interest rate fluctuations on its revolving credit facility with the objective of converting a targeted amount of its floating rate debt to a fixed rate. Holdings does not enter into derivative transactions for speculative purposes, and therefore holds no derivative instruments for trading purposes.

Holdings has historically been privately held and previously reported its financial statements on a basis other than generally accepted accounting principles (GAAP) (modified tax basis). Accordingly, Holdings did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the derivative financial instruments are recorded at fair value in the accompanying consolidated balance sheets in long-term liabilities with changes in the underlying fair value reported as a component of Other income (expenses) in Holdings’ consolidated statements of operations.

Essex believes that the use of derivatives in the form of interest rate swaps is an important tool to manage its balance sheet liabilities and interest rate risk, while protecting its associated rental margins. Holdings sets its equipment rental rates based in part as a percentage of the investment cost of the equipment and then uses the interest rate swap to lock in the associated interest costs of a period of time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Essex Rental Corp. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Item 307 of Regulation S-K, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Company has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report by management as to internal control over financial reporting, which is required under the rules applicable to annual reports on Form 10-K. Management notes that the internal control over financial reporting relating to the business that produced all of the revenues reported in the financial statements contained herein is the internal control over financial reporting of the business acquired by us in our initial business combination transaction on October 31, 2008.  Before that date, we were a blank check company with no business operations, no operating assets other than cash held in a trust account pending the consummation of a business combination, and no purpose other than to seek to effect a merger, acquisition or other similar business combination with an operating business.

Substantially all of the internal control over financial reporting that existed prior to October 31, 2008 no longer exists and has been replaced by the internal control over financial reporting of Essex Crane, our operating subsidiary which we acquired in our initial business combination on that date. Prior to October 31, 2008, Essex was a private company not required to prepare an annual report on Form 10-K and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by this Form 10-K. In addition, there was a relatively short period of time between the date of our business combination and the end of our fiscal year on December 31, 2008 during which our management could make an assessment of the acquired company's internal control over financial reporting; and during that time, as well as since December 31, 2008, management has focused on the operation of our continuing business as well as other business activities including efforts to expand our business as described elsewhere in this annual report. Because of the foregoing, our management has determined that it would not be practicable to perform an assessment of our internal control over financial reporting as it existed on October 31, 2008 as a result of our initial business combination and continued to exist on December 31, 2008.  Our management has also determined that an assessment of our internal control over financial reporting as in effect prior to our October 31, 2008 business combination would not be meaningful due to the essentially complete change in our internal control over financial reporting that occurred on that date. Therefore, management has determined that it is appropriate to exclude from this annual report on Form 10-K any report or evaluation regarding our internal control over financial reporting, both relating to the business we acquired on October 31, 2008 and relating to our operations before that acquisition.

           We are actively preparing for full compliance with the requirements of Item 308 of Regulation S-K for our 2009 Form 10-K. In connection with our recent implementation of various corporate governance initiatives, our Board established an audit committee, and appointed three independent directors to that committee. The chairman of the audit committee has been working with our principal financial officer to retain the services of a competent and experienced accounting firm to assist management in documenting, reviewing and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting and assisting in the development of any remedial actions, if necessary. We are in the process of retaining an accounting firm for this purpose. In this way, we are making arrangements to make an assessment of internal control over financial reporting for inclusion in our annual report on Form 10-K for the year ended December 31, 2009.

We intend to fully comply with all applicable Items required by Form 10-K in our annual report on such Form with respect to the fiscal year ending December 31, 2009, including any requirements relating to an assessment of internal control over financial reporting.

The Company’s financial statements as of December 31, 2008 and for the year then ended included in this Annual Report on Form 10-K have been audited by Grant Thornton LLP, an independent registered public accounting firm.  This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management’s report which we have excluded from this Annual Report for the reasons noted above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which will be filed with the SEC on or before April 29, 2009.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 29, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides certain information, as of December 31, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Hyde Park Acquisition Corp. 2008 Long-Term Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	565,000	$4.50	1,010,000

Equity plans not approved by security holders (1)	-	-	-

Total	565,000	$4.50	1,010,000

(1)  Following the acquisition of Essex Crane, we issued 100 shares of our common stock to each of Essex Crane’s employees, other than members of Essex’s senior management, or 12,300 shares in the aggregate, pursuant to the Essex Rental Corp. Special Incentive Plan.  Such Special Incentive Plan authorized the issuance of up to 20,000 shares of our common stock to employees of the Company and its subsidiaries, other than officers of the Company and its subsidiaries with the title of Vice President, President, Chief Executive Officer or Chief Financial Officer.  The Special Incentive Plan terminated on December 31, 2008 and accordingly there are no shares available for issuance under such plan.

The additional information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 29, 2009.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 29, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 29, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Successor and Predecessor Company Financial Statements

Reports of Independent Registered Public Accounting Firms

Essex Rental Corp. Consolidated Balance Sheets—December 31, 2008 and 2007

Essex Holdings, LLC and Subsidiary Consolidated Balance Sheets—October 31, 2008 and December 31, 2007

Essex Rental Corp. Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and period from August 21, 2006 (inception) to December 31, 2006

Essex Holdings, LLC and Subsidiary Consolidated Statements of Operations for the ten months ended October 31, 2008, and years ended December 31, 2007 and 2006

Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007 and period from August 21, 2006 (inception) to December 31, 2006

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the ten months ended October 31, 2008, and the years ended December 31, 2008 and 2007

Essex Rental Corp. Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and period from August 21, 2006 (inception) to December 31, 2006

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Cash Flows for the ten months ended October 31, 2008, and the years ended December 31, 2007 and 2006

Notes to consolidated financial statements

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC, and the Members of Essex Holdings LLC signatory thereto. (1)

2.2	Amendment No. 1 to Purchase Agreement, dated May 9, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.3	Amendment No. 2 to Purchase Agreement, dated August 14, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of the Corporation, effective as of September 28, 2007. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option to be granted to Representative. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy. (3)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Edward Levy. (3)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (3)

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.6	Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (3)

10.7	Form of Promissory Note, dated as of August 21, 2006, issued to each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.8	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.10	Lock-up Agreement, dated October 31, 2008, between Registrant and Ronald Schad. (4)

10.11	Lock-up Agreement, dated October 31, 2008, between Registrant and Martin Kroll. (4)

10.12	Lock-up Agreement, dated October 31, 2008, between Registrant and William O’Rourke. (4)

10.13	Lock-up Agreement, dated October 31, 2008, between Registrant and William Erwin. (4)

10.14	Escrow Agreement, dated October 31, 2008, among Registrant, KCP Services LLC and Key Bank National Association. (4)

10.15	Compliance Agreement, dated October 31, 2008, among Registrant, Essex Holdings LLC, KCP Services LLC, Essex Crane Rental Corp. and the members of Essex Holdings LLC. (4)

10.16	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Ronald Schad. (4)

10.17	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Martin Kroll. (4)

10.18	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William O’Rourke. (4)
.
10.19	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William Erwin. (4)

10.20	Amended and Restated Limited Liability Company Agreement of Essex Holdings LLC, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

10.21	Registration Rights Agreement, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

10.22
Second Amended and Restated Loan and Security Agreement, dated March 6, 2008, among Essex Crane Rental Corp., Essex Holdings LLC, Textron Financial Corporation, National City Business Credit, Inc., Sovereign Bank, Wachovia Capital Finance Corporation (Central), Wachovia Capital Markets, LLC and the Financial Institutions named therein. (1)

10.23	Hyde Park Acquisition Corp. 2008 Long Term Incentive Plan (1)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registrant Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 8, 2008, regarding the Special Meeting of the Registrant’s Stockholders held on October 31, 2008.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2007.

(3) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File 333-138452).

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2008.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Essex Rental Corp.

We have audited the accompanying consolidated balance sheet of Essex Rental Corp. (a Delaware corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  We have also audited the consolidated balance sheets of Essex Holdings, LLC and Subsidiary (the “Predecessor”) as of October 31, 2008 and December 31, 2007 and the related consolidated statements of operations, members’ equity and cash flows for the period from January 1, 2008 through October 31, 2008, and the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company and its Predecessor are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essex Rental Corp. and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, and the consolidated financial position of Essex Holdings, LLC and Subsidiary as of October 31, 2008 and December 31, 2007 and the consolidated results of their operations and their cash flows for the period from January 1, 2008 through October 31, 2008 and the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Chicago, Illinois
March 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Essex Rental Corp. f/k/a Hyde Park Acquisition Corp.

We have audited the accompanying balance sheet of Essex Rental Corp. f/k/a Hyde Park Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative period from August 21, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Rental Corp. f/k/a Hyde Park Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and the cumulative period from August 21, 2006 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
New York, New York
March 31, 2008

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	ESSEX RENTAL CORP.		ESSEX HOLDINGS LLC
	(Successor)		(Predecessor)
	December 31,	December 31,	October 31,	December 31,
	2008	2007	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$139,000	$1,051,801	$691,660	$8,394
Cash held in Trust Fund	-	100,927,634	-	-
Investment in Hyde Park common stock	-	-	9,957,441	-
Accounts receivable, net of allowances	11,350,561	-	10,701,304	11,808,205
Accounts receivable from rental equipment sales	-	-	-	739,256
Other receivables	3,167,773	-	2,307,540	2,307,540
Deferred tax assets	1,859,071	28,000	2,357,290	2,415,571
Prepaid expenses and other assets	440,879	33,418	1,204,769	447,128
TOTAL CURRENT ASSETS	16,957,284	102,040,853	27,220,004	17,726,094

Rental equipment, net	255,692,116	-	133,172,649	124,950,463
Property and equipment, net	8,176,143	-	5,634,059	3,047,289
Spare parts inventory, net	3,276,858	-	1,804,042	1,708,138
Deferred costs	-	528,331	-	-
Goodwill	-	-	-	-
Other identifiable intangibles, net	3,518,667	-	-	-
Loan acquisition costs, net	2,377,442	-	1,566,262	1,649,562

TOTAL ASSETS	$289,998,510	$102,569,184	$169,397,016	$149,081,546

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS (continued)

	Essex Rental Corp.		ESSEX HOLDINGS LLC
	(Successor)		(Predecessor)
	December 31,	December 31,	October 31,	December 31,
	2008	2007	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,510,564	$-	$5,835,262	$3,077,801
Accrued employee compensation and benefits	2,160,960	-	2,526,536	1,906,652
Accrued taxes	5,203,485	-	4,140,238	3,784,910
Accrued interest	440,667	-	596,566	812,437
Accrued other expenses	1,390,864	730,410	1,294,224	847,522
Unearned rental revenue	2,176,906	-	2,573,176	2,157,111
Deferred underwriting fees	-	1,552,500	-	-
Deferred interest	-	243,405	-	-
TOTAL CURRENT LIABILITIES	13,883,446	2,526,315	16,966,002	12,586,433
LONG-TERM LIABILITIES
Revolving credit facility	137,377,921	-	129,895,169	129,862,723
Deferred tax liabilities	63,266,773	-	13,829,704	6,784,444
Interest rate swap	3,424,613	-	-	2,755,741
TOTAL LONG-TERM LIABILITIES	204,069,307	-	143,724,873	139,402,908

TOTAL LIABILITIES	217,952,753	2,526,315	160,690,875	151,989,341

Common stock, subject to possible conversion, 2,586,206 shares	-	19,932,029	-	-

STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	-	-	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 14,106,886 shares in 2008			-	-
and 15,750,000 shares (including 2,586,206 shares subject to possible conversion) in 2007	1,410	1,575	-	-
Members' contributions	-	-	40,270,000	40,270,000
Paid in capital	84,383,579	78,410,547	231,602	34,740
Accumulated (deficit) earnings	(10,218,403)	1,698,718	(31,795,461)	(43,212,535)
Accumulated other comprehensive loss, net of tax	(2,120,829)	-	-	-
TOTAL STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY (DEFICIT)	72,045,757	80,110,840	8,706,141	(2,907,795)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY (DEFICIT)	$289,998,510	$102,569,184	$169,397,016	$149,081,546

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	ESSEX RENTAL CORP. (Successor)			ESSEX HOLDINGS LLC (Predecessor)

	For the Years Ended December 31,		For the Period from inception (August 21, 2006) to December 31,	For the Ten Months Ended October 31,	For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
REVENUE
Equipment rentals	$10,522,092	$-	$-	$51,301,586	$48,800,490	$41,578,414
Used rental equipment sales	1,730,771	-	-	6,709,034	13,232,768	5,980,213
Transportation	1,233,873	-	-	6,929,298	8,667,849	7,571,149
Equipment repairs and maintenance	999,950	-	-	5,901,901	7,063,722	6,509,559

TOTAL REVENUE	14,486,686	-	-	70,841,819	77,764,829	61,639,335

COST OF REVENUES
Salaries, payroll taxes and benefits	1,311,175	-	-	6,730,823	7,320,488	6,540,734
Depreciation	1,809,623	-	-	6,908,980	8,034,011	7,758,332
Net book value of rental equipment sold	1,439,677	-	-	3,186,106	7,183,496	2,973,649
Transportation	952,861	-	-	5,774,802	6,731,983	6,204,656
Equipment repairs and maintenance	850,379	-	-	5,330,053	7,356,751	6,630,698
Yard operating expenses	306,174	-	-	1,533,099	1,913,576	1,582,934

TOTAL COST OF REVENUES	6,669,889	-	-	29,463,863	38,540,305	31,691,003

GROSS PROFIT	7,816,797	-	-	41,377,956	39,224,524	29,948,332

Selling, general and administrative expenses	4,045,432	456,661	1,550	13,652,865	9,111,874	8,732,266
Goodwill impairment	23,895,733	-	-	-	-	-
Other depreciation and amortization	139,943	-	-	110,019	133,124	128,687

(LOSS) INCOME FROM OPERATIONS	(20,264,311)	(456,661)	(1,550)	27,615,072	29,979,526	21,087,379

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	ESSEX RENTAL CORP. (Successor)			ESSEX HOLDINGS LLC (Predecessor)
			For the Period From inception
			(August 21, 2006)	For the Ten
	For the Years Ended December 31,		to December 31,	Months Ended October 31,	For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
OTHER INCOME (EXPENSES)
Other income, net - insurance recoveries	-	-	-	55,519	139,669	128,867
Interest income	1,405,637	2,543,781	1,148	-	-	-
Interest expense	(1,124,398)	-	-	(7,666,179)	(12,205,328)	(11,478,016)
Interest rate swap	-	-	-	(524,259)	(2,755,741)	48,781
TOTAL OTHER INCOME (EXPENSES)	281,239	2,543,781	1,148	(8,134,919)	(14,821,400)	(11,300,368)

(LOSS) INCOME BEFORE INCOME TAXES	(19,983,072)	2,087,120	(402)	19,480,153	15,158,126	9,787,011

(BENEFIT) PROVISION FOR INCOME TAXES	(8,065,951)	388,000	-	8,063,079	3,941,270	503,587

NET (LOSS) INCOME	$(11,917,121)	$1,699,120	$(402)	$11,417,074	$11,216,856	$9,283,424

(Loss) Earnings Per Common Share
Basic and Diluted	$(0.88)	$0.13	$(0.00)

Weighted Average Common Shares Outstanding
Basic and Dilutive	13,517,010	13,224,144	2,812,500

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007 and Period from Inception (August 21, 2006) to December 31, 2006

	ESSEX RENTAL CORP.
	(Successor)

				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Issuance of common stock to initial shareholders on August 21, 2006 at $0.0089 per share	2,812,500	$281	$24,719	$-	$-	$25,000

Net loss for period ended December 31, 2006	-	-	-	(402)	-	(402)

BALANCE - DECEMBER 31, 2006	2,812,500	281	24,719	(402)	-	24,598

Sale of 11,250,000 units, net of underwriter's discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	-	12,757,500

Proceeds from issuance of underwriters' option	-	-	100	-	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	-	1,500,000

Net income for the year ended December 31, 2007	-	-	-	1,699,120	-	1,699,120	1,699,120

BALANCE - DECEMBER 31, 2007	15,750,000	$1,575	$78,410,547	$1,698,718	$-	$80,110,840

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
Years Ended December 31, 2008 and 2007 and Period from Inception (August 21, 2006) to December 31, 2006

	ESSEX RENTAL CORP.
	(Successor)

				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Reclassification of proceeds for 2,586,206 shares subject to possible redemption plus deferred interest	-	-	20,497,091	-	-	20,497,091

Repurchase of shares from dissenting shareholders	(2,357,736)	(236)	(18,704,479)	-	-	(18,704,715)

Effective conversion of retained interest in Essex Holdings into common stock in Essex Rental	632,911	63	4,999,937	-	-	5,000,000

Issuance of common stock in exchange for transaction related services	132,911	13	923,721	-	-	923,734

Repurchases and retirement of common stock	(63,500)	(6)	(291,939)	-	-	(291,945)

Repurchases and retirement of 1,418,519 warrants	-	-	(1,506,380)	-	-	(1,506,380)

Common stock issued to employees	12,300	1	39,359	-	-	39,360

Stock based compensation for stock options granted to executive management	-	-	15,722	-	-	15,722

Change in fair value of interest rate swap, net of tax of $1,303,784	-	-	-	-	(2,120,829)	(2,120,829)	(2,120,829)

Net loss for the year ended December 31, 2008	-	-	-	(11,917,121)	-	(11,917,121)	(11,917,121)

BALANCE - DECEMBER 31, 2008	14,106,886	$1,410	$84,383,579	$(10,218,403)	$(2,120,829)	$72,045,757	$(14,037,950)

The accompanying notes are an integral part of these financial statements

ESSEX HOLDINGS LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
Ten Months Ended October 31, 2008 and Years Ended December 31, 2007 and 2006

	ESSEX HOLDINGS LLC
	(Predecessor)

	Members'	Paid in	Accumulated	Total Members'
	Contributions	Capital	Deficit	Equity (Deficit)

BALANCE - JANUARY 1, 2006	$40,270,000	$-	$(13,712,815)	$26,557,185

Net income	-	-	9,283,424	9,283,424

BALANCE - DECEMBER 31, 2006	40,270,000	-	(4,429,391)	35,840,609

Member distributions	-	-	(50,000,000)	(50,000,000)

Share based compensation	-	34,740	-	34,740

Net income	-	-	11,216,856	11,216,856

BALANCE - DECEMBER 31, 2007	$40,270,000	$34,740	$(43,212,535)	$(2,907,795)

Share based compensation	-	196,862	-	196,862

Net income	-	-	11,417,074	11,417,074

BALANCE - OCTOBER 31, 2008	$40,270,000	$231,602	$(31,795,461)	$8,706,141

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	ESSEX RENTAL CORP.			ESSEX HOLDINGS LLC
	(Successor)			(Predecessor)
	For the Years Ended December 31,		Period from inception (August 21, 2006) to December 31,	For the Ten Months Ended October 31,	For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,917,121)	$1,699,120	$(402)	$11,417,074	$11,216,856	$9,283,424
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of tangible assets	1,828,233	-	-	7,018,999	8,167,135	7,887,019
Amortization of loan acquisition costs and other intangibles	203,314	-	-	353,300	1,088,182	1,139,620
Gain on sale of rental equipment	(291,094)	-	-	(3,522,928)	(6,049,272)	(3,006,564)
Deferred income taxes	(9,854,835)	(28,000)	-	7,103,541	3,530,097	278,032
Goodwill impairment	23,895,733	-	-	-	-	-
Share based compensation expense	55,082	-	-	196,862	34,740	-
Paid in-kind interest on Junior B debt	-	-	-	-	-	234,223
Change in fair value of interest rate swap	-	-	-	84,259	2,755,741	(48,781)
Changes in operating assets and liabilities:	-	-	-
Accounts receivable, net	(649,257)	-	-	1,106,901	(847,279)	(1,844,398)
Other receivables	(860,233)	-	-	-	(325,586)	(147,019)
Interest earned in trust fund	(1,709,916)	(2,767,634)	-	-	-	-
Prepaid expenses and other assets	(107,620)	(33,418)	-	(757,641)	(39,801)	49,511
Deferred interest	(243,405)	243,405	-	-	-	-
Spare parts inventory	(212,829)	-	-	(95,904)	51,429	86,242
Accounts payable and accrued expenses	(416,317)	311,329	750	3,963,504	2,196,687	630,547
Unearned rental revenue	(396,270)	-	-	416,065	596,079	12,432

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(676,535)	(575,198)	348	27,284,032	22,375,008	14,554,288

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	-	(99,710,000)	-	-	-	-
Payment of deferred costs	-	(110,000)	-	-	-	-
Disbursements from the trust	-	1,550,000	-	-	-	-
Investment in Hyde Park common stock	-	-	-	(9,957,441)	-	-
Acquisition of business, net of cash acquired	(77,711,958)	-	-	-	-	-
Net sales of securities held in Trust Fund	102,637,550	-	-	-	-	-
Purchases of rental equipment	(2,795,006)	-	-	(18,041,380)	(18,783,592)	(6,003,586)
Purchases of property and equipment	(158,721)	-	-	(2,972,681)	(724,057)	(511,877)
Accounts receivable from rental equipment sales	-	-	-	739,256	(92,256)	(45,381)
Proceeds from sale of rental equipment	1,730,771	-	-	6,709,034	13,232,768	5,980,213

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,702,636	(98,270,000)	-	(23,523,212)	(6,367,137)	(580,631)

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	ESSEX RENTAL CORP.			ESSEX HOLDINGS LLC
	(Successor)			(Predecessor)
	For the Years Ended December 31,		Period from inception (August 21, 2006) to December 31,	For the Ten Months Ended October 31,	For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	$-	$103,500,000	$-	$-	$-	$-
Proceeds form underwriters purchase option	-	100	-	-	-	-
Proceeds from issuance of warrants	-	1,500,000	-	-	-	-
Payment of costs of initial public offering	-	(5,021,377)	(107,072)	-	-	-
Proceeds from notes payable, stockholders	-	-	125,000	-	-	-
Repayment of notes payable, stockholders	-	(125,000)	-	-	-	-
Proceeds from sale of common stock	-	-	25,000	-	-	-
Proceeds from revolving credit facility	12,234,529	-	-	78,030,836	133,423,462	50,331,696
Payments on revolving credit facility	(14,845,371)	-	-	(77,998,390)	(81,931,350)	(64,859,534)
Payments to reacquire common stock subject to repurchase	(18,704,715)	-	-	-	-	-
Payments to repurchase of common stock	(291,945)	-	-	-	-	-
Payments to repurchase of warrants	(1,506,380)	-	-	-	-	-
Payments for debt issuance costs	(825,020)	-	-	(270,000)	(1,977,997)	-
Payments on Junior Term B debt	-	-	-	-	(15,528,133)	-
(Payment) Proceeds from interest rate swap termination	-	-	-	(2,840,000)	-	563,027
Member distributions	-	-	-	-	(50,000,000)	-
NET CASH (USED IN) PROVIDED DY FINANCING ACTIVITIES	(23,938,902)	99,853,723	42,928	(3,077,554)	(16,014,018)	(13,964,811)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(912,801)	1,008,525	43,276	683,266	(6,147)	8,846

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,051,801	43,276	-	8,394	14,541	5,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,000	$1,051,801	$43,276	$691,660	$8,394	$14,541

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING/FINANCING ACTIVITIES:
Deferred underwriters fee	$-	$1,552,500	$-	$-	$-	$-
Deferred acquisition costs in accrued expenses	$-	$418,331	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,426,770	$-	$-	$11,078,750	$13,341,107	$10,314,959
Cash paid for income taxes	$718,135	$320,000	$-	$825,144	$340,000	$240,000
Issuance of stock related to acquisition of business	$5,923,734	$-	$-	$-	$-	$-
Unrealized comprehensive loss on interest rate swap, net of tax	$2,120,829	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”), formerly known as Hyde Park Acquisition Corp ("Hyde Park"), Essex Holdings, LLC ("Holdings") (a holding company whose only activity relates to its investment in Essex Crane Rental Corp.) and its wholly owned subsidiary, Essex Crane Rental Corp. ("Essex Crane"), (collectively the "Company" or "Successor") . All significant intercompany accounts and transactions have been eliminated in consolidation.

All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s formation and initial public offering described below. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination. On October 31, 2008, Essex Rental Corp. consummated the acquisition of Essex Holdings LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Essex Crane Rental Corp., a Delaware corporation, which is described below, and as a result is no longer in the development stage.

The Company, through its subsidiary, Essex Crane, is now engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry mainly throughout the United States of America and Canada for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial and infrastructure related projects.

Essex Holdings, LLC - Predecessor

Essex Holdings, LLC filed a certificate of formation in Delaware on May 4, 2000.  The consolidated financial statements include the accounts of Essex Holdings, LLC and its wholly owned subsidiary, Essex Crane Rental Corp. (collectively the “Predecessor”).  Essex Holdings, LLC is a holding company whose only activity relates to its investment in Essex Crane Rental Corp, which is engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry throughout the United States of America and Canada for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial and infrastructure related projects. All significant intercompany accounts and transactions have been eliminated in consolidation.

Essex Crane was incorporated in Delaware on April 7, 2000 as Essex Holdings, Inc. and in June 2000 changed its legal name to Essex Crane Rental Corp.

In May 2000, Essex Holdings, LLC entered into an Asset Purchase Agreement and acquired substantially all the assets, liabilities and operations of Essex Crane Rental Corp.  This acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.  The fair value of net assets acquired exceeded the purchase price.  The excess of the net fair values of assets acquired and liabilities assumed over the purchase price has been recorded as a pro-rata reduction to the fair value of long term assets (rental equipment, property and equipment and spare parts inventory).

Acquisition of Predecessor

In accordance with the purchase agreement (the “Purchase Agreement”) entered into on March 6, 2008, and subsequently amended on May 9, 2008 and August 14, 2008, among the Company, Essex Crane, the members of Holdings and KCP Services LLC (the “Seller Representative”), on October 31, 2008, the Company acquired Holdings through the acquisition of all of the membership interests of Holdings other than membership interests which were retained by members of Holding’s senior management, each of whom owned membership interests of Holdings prior to the completion of the acquisition, and whom the Company sometimes refer to collectively as the management members of Holdings or Essex Crane’s senior management.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was consummated on October 31, 2008. Accordingly, the accompanying consolidated financial statements reflect the consolidated financial position of the Company as of December 31, 2008 and the consolidated results of operations and cash flows of the Successor for the year then ended and the results of operations and cash flows of the Predecessor from November 1, 2008 to December 31, 2008.

The ownership interests in the Predecessor that were retained by the management members (the “Retained Interests”), consist of 632,911 Class A Units of Holdings, the parent company of Essex Crane and a subsidiary of Essex Rental, and are only exchangeable for an aggregate of 632,911 shares of the Company’s common stock. As provided in the Amended and Restated Limited Liability Company Agreement of Holdings, dated October 31, 2008, among the Company and the management members of Holdings, the Retained Interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis. Holders of the Retained Interests have agreed, subject to certain exceptions, not to sell their Retained Interests in Holdings or their shares of Essex Rental’s common stock issuable upon exchange of such Retained Interests, for a period of two years following completion of the acquisition. The Company has granted certain registration rights to the existing members of Holdings with respect to the shares of the Company’s common stock issuable upon exchange of the Retained Interests pursuant to a Registration Rights Agreement entered into by the Company and the holders of the Retained Interests contemporaneously with the closing of the acquisition of Essex.

Essex Rental paid a gross purchase price of $225,268,657 excluding liabilities except assumed debt of which $73,146,539 was paid in cash to sellers $7,492,225 funded the General Escrow Agreement and Compliance Escrow Agreement and $8,810,990 was paid for transactions and other costs of the acquisition. In addition, the Company paid $5,000,000 for the stated value of the Retained Interests of existing management, common stock with a fair value of $923,734 for transaction related services and assumed debt of $129,895,169.

The Company used $82,118,675 of the proceeds of its initial public offering held in its trust account as of the closing date, as well as $9,298,594 advanced under the Essex Crane amended credit facility, to pay the net purchase price in the acquisition.

The purchase price paid by Essex Rental consisted of the following:

Cash paid to Sellers	$73,146,539
Cash paid into escrow	7,492,225
Cash paid for seller transaction and other costs	3,763,346
Cash paid for buyer transaction costs	5,047,644

Total cash paid	89,449,754
Essex Rental common stock issued for transaction costs (132,911 shares) (1)	923,734
Reservation of 632,911 shares of Essex Rental common stock for
Sellers' conversion of retained interest in Holdings (2)	5,000,000
Essex Crane debt assumed at closing	129,895,169
Total purchase price paid	$225,268,657

(1)	The common stock was valued at $6.95 per share, which approximates the quoted market price of the common stock on the date the acquisition closed.

(2)	The common stock was valued at $7.90 per share, which approximates the quoted market price of the common stock at the time the acquisition was agreed.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the assets acquired and liabilities assumed arising from the acquisition as of October 31, 2008 were as follows:

Assets Acquired:

Cash	$1,191,660
Accounts receivable	10,701,304
Other current assets	4,964,670
Rental equipment	256,086,550
Property and equipment	8,095,892
Spare parts inventory	3,064,029
Goodwill	23,895,733
Other; Intangible assets	3,640,000
Other assets	2,429,403

Total Assets Acquired	314,069,241

Liabilities Assumed:

Accounts payable and accrued liabilities	13,848,973
Deferred tax liabilities	74,951,611
Total Liabilities Assumed	88,800,584

Net Assets Acquired	$225,268,657

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the years ended December 31, 2008 and 2007 as if the Holding’s acquisition had occurred at the beginning of each respective period presented.  The pro forma adjustments recorded associated with the fair value of assets acquired relate to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition:

	Year Ended
	December 31,
	2008	2007

Total revenues	$85,328,505	$77,764,829
Gross profit	47,351,389	36,871,097
Operating income	4,762,035	26,361,575
Net (loss) income	(3,639,001)	10,102,426
Basic and diluted net income per common share	(0.26)	0.73

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Holding’s acquisition occurred as presented. Also, future results may vary significantly from the results reflected in such pro forma information.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Initial Public Offering

On March 13, 2007, Essex Rental sold 11,250,000 units (“Units”) in the Initial Public Offering (“Offering”) at $8.00 per Unit. On March 15, 2007, the Company consummated the sale of an additional 1,687,500 Units which were subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a business combination or March 5, 2008 and expiring March 4, 2011.  The Warrants will be redeemable, at the Company’s option, with the prior consent of Early Bird Capital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants became exercisable, only in the event that the last sale price of the common stock is at least $11.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Essex Rental paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1.5% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a business combination. Accordingly, $1,552,500 was reflected as deferred underwriting fees at December 31, 2007 in the accompanying balance sheets. In connection with the Offering, the Company also issued an option (“Option”), for $100, to Representative, Inc. to purchase 600,000 Units at an exercise price of $8.80 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,019,940 ($3.3549 per Unit) using a Black-Scholes option-pricing model.

The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.78%, (2) risk-free interest rate of 4.67% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement

Essex Rental’s directors and certain special advisors and their members purchased 1,500,000 Warrants (‘‘Insider Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $1,500,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates.

Trust Fund and Common Stock Subject to Possible Redemption

Approximately $99.7 million of the Offering proceeds was deposited in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company (the Company's Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 18 months from the date of the consummation of the Offering. Under the agreement governing the Trust Fund, the proceeds were permitted to be invested only in specified United States government securities or in specified money market funds. Additionally, up to an aggregate of $1.5 million of interest earned on the Trust Fund was permitted to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, cash held in the Trust Fund was approximately $100.9 million. Upon closing of the Transaction, the balance in the Trust Fund, approximately $83.9 million, became available to fund the acquisition of Holdings.

The Company, after signing the Stock Purchase Agreement to acquire Holdings, was required to submit the transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering voted against the transaction and exercised their redemption rights, the Transaction would not be consummated. The transaction was submitted to the vote of stockholders in October 2008, and was approved. However, stockholders voting against the transaction requested the redemption of 2,357,736 shares of the Company's common stock for $18.7 million, representing the stockholders' pro rata share of the Trust Fund.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies described in this note are the same for the Successor and Predecessor except as specifically noted otherwise.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could materially differ from those estimates.  Significant estimates include the allowance for doubtful accounts and credit memos, spare parts inventory obsolescence reserve, useful lives for rental equipment and property and equipment, deferred income taxes, personal property tax accrual, loss contingencies and the fair value of interest rate swaps and other financial instruments.

Revenue Recognition

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of Staff Accounting Bulletin No. 104 and Emerging Issues Tax Force 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The Company generates revenue from the rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance.  In many instances, the Company provides some of the above services under the terms of a single customer Equipment Rental Agreement.  When a rental agreement involves multiple elements, the items included in the arrangement are evaluated under EITF 00-21.

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered item(s). The Company determines if objective and reliable evidence of fair value for the items included in the Equipment Rental Agreement exists based on whether the Company has vendor specific objective evidence (“VSOE”) of the price that its sells an item for on a stand alone basis or objective and reliable evidence of fair value determined based upon the price charged by a competitor selling a comparable service.  The Company determined it has VSOE or objective and reliable evidence for all undelivered items.

The Company uses the residual method to allocate the arrangement consideration, and as such, VSOE of fair value or objective and reliable evidence of fair value of the undelivered elements is deferred and the residual is recognized as revenue related to the delivered element.

Revenue from equipment rentals and other services are billed monthly in advance and recognized as earned, generally on the straight line basis over the rental period, in accordance with the associated Equipment Rental Agreement.  Rental contract terms span several months or longer.  Because the term of the contracts can extend across financial reporting periods, for rentals billed in advance the Company defers recognition of rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Repair service revenue is recognized when the service is provided. Transportation revenue from rental equipment delivery service is recognized when the delivery has occurred.  New and used rental equipment sales are recognized upon acceptance by the customer and the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership.

Other Income, Net - Insurance Recoveries

Insurance recoveries are included in other income, net on the consolidated statement of operations and relates to payments from customers and their insurance companies for damage to equipment from accidents or natural disasters while on rent, in accordance with the terms of the Equipment Rental Agreement.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

The Company classifies shipping and handling amounts billed to customers as revenues. The corresponding expenses are included in cost of revenues in the consolidated statements of operations.

Sales Tax

The Company collects sales tax from customers and remits these amounts to the applicable tax authority.  The Company’s policy is to present any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer on a net basis in accordance with EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation)”.

Cash Equivalents

The Company considers all highly liquid cash investment instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice price net of an estimate of allowance for doubtful accounts and reserves for credit memos, and generally do not bear interest.

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was $525,000 at December 31, 2008.  The Predecessors allowance for doubtful accounts and reserve for credit memos was $3,516,000 and $2,773,000 at October 31, 2008 and December 31, 2007, respectively.  Bad debt expense of the Successor was $160,000 for the year ended December 31, 2008, which includes Essex Crane for the two month post acquisition period.  For the ten month period ended October 31, 2008 and the years ended December 31, 2007 and 2006 Predecessor’s bad debt expense was $680,000, $525,000 and $480,000, respectively.

Concentrations of Credit Risk

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

Another financial instrument account that potentially subjects the Company to a significant concentration of credit risk primarily relates to accounts receivable.  Concentrations of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base.

No single customer represented more than 10% of total revenue or outstanding receivable for any of the preiods presented.

The Company controls credit risk through credit approvals, credit limits and other monitoring procedures. The Company also manages credit risk through bonding requirements on its customers and/or liens on projects that the rental equipment is used to complete.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spare Parts Inventory

Spare parts inventory is used to service rental equipment and is stated at cost.  Spare parts inventory is classified as a non-current asset as it is primarily used in rental equipment.  Usage is recorded as repairs and maintenance expense in the period the parts were issued to a repair project, or, usage is reclassified as additional cost of the rental equipment if the repair project meets certain capitalization criteria.

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the consolidated balance sheet dates. No spare parts inventory obsolescence reserve was deemed necessary at December 31, 2008 as this account was adjusted to fair value as of the October 31, 2008 acquisition date. The Predecessor’s inventory obsolescence reserve was approximately $4,100,000 and $4,800,000 at October 31, 2008 and December 31, 2007, respectively.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 20 to 30 years. Equipment improvements that extend the useful lives or enhance a crane’s capabilities are capitalized when they meet the Company’s capitalization criteria and are depreciated using the straight line method over the estimated useful life of 7 years.

Gains and losses on retirements and disposals of rental equipment are included in income from operations. Ordinary repair and maintenance costs are included in cost of revenues in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets’ estimated useful lives, which are as follows:

Buildings	30 years
Building improvements	10 years
Office equipment and improvements	3 to 7 years
Automobiles, trucks, trailers and yard equipment	4 to 5 years
Information systems equipment and software	3 years
Machinery, furniture and fixtures	4 to 7 years

Expenditures for betterments and renewals that extend the useful lives or enhance the assets’ capabilities are capitalized when they meet the Company’s capitalization criteria and are depreciated on the straight line basis over the remaining lives of the assets.  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations.

External costs incurred by the Predecessor to develop computer software for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight line basis over their useful life.  The Predecessor’s cumulative capitalized software was $926,619 and $922,043 and accumulated amortization was $897,432 and $881,753 at October 31, 2008 and December 31, 2007, respectively.  For the ten months ended October 31, 2008 and the years ended December 31, 2007 and 2006, the Predecessor’s amortization expense was $15,680, $14,438, and $20,438, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Acquisition Costs

Loan acquisition costs include underwriting, legal and other direct costs incurred in connection with the issuance of the Company’s debt in conjunction with the business combination.  These costs are capitalized and amortized using the straight line method over the remaining period of the debt and included in interest expense.

Goodwill and Other Intangible Assets

The Company used the purchase method of accounting for its acquisition of Holdings. The acquisition resulted in an allocation of purchase price to goodwill and other intangible assets. The cost of Holdings was first allocated to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired was recorded as goodwill.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Management has determined that it has only one reporting unit, Essex Crane.  To determine if there is any impairment, management determined whether the fair value of the reporting unit is greater than its carrying value.  If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment, if any.

During the fourth quarter of 2008, the Company determined that the weakening economy and the global credit crisis resulted in a reduction in the Company’s market capitalization (share price) below its total shareholders’ equity value, which was an indication that its goodwill may be impaired.  As a result, the Company performed an assessment of goodwill of its Essex Crane subsidiary as of December 31, 2008 with the assistance of a third-party valuation specialist. The impairment was the result of a significant decline in the Company’s stock price (market capitalization), the weakening of the economy and credit crisis and the likely potential impact on the Company’s future cash flows.  Based on the analysis, the Company recorded a gross non-cash impairment charge of $23,895,733 at December 31, 2008 which is included in the Company’s statement of operations for the year ended December 31, 2008.  After recording this impairment charge, the Company has no remaining goodwill at December 31, 2008.

Other intangible assets consist of customer relationships and trademarks obtained in the acquisition of Holdings. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 5 years.

Long-lived Assets

Long lived assets are recorded at the lower of amortized cost or fair value.  As part of an ongoing review of the valuation of long-lived assets and finite-lived intangibles, the Company assesses the carrying value of these assets if such facts and circumstances suggest that they may be impaired.  If this review indicates the carrying value of these assets may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining future life, the carrying value would be reduced to its estimated fair value.  The Company has determined that there is no impairment of its long-lived assets as of December 31, 2008.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging the risks associated with interest rate fluctuations on its revolving credit facility with the objective of converting a targeted amount of its floating rate debt to a fixed rate.  The Company has not entered into derivative transactions for speculative purposes, and therefore holds no derivative instruments for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet in accordance with the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Cash flow hedges are accounted for under the requirements of FAS 133 by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated income statement in the period or periods the hedged transaction affects earnings.

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

The Predecessor did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment in accordance with SFAS No. 133.  As such, the derivative financial instruments of the Predecessor have been recorded at fair value in the accompanying consolidated balance sheets in long-term liabilities with changes in the underlying fair value reported as a component of other income (expenses) in the Company’s consolidated statements of operations.

Income Taxes

The Company uses an asset and liability approach, as required by SFAS No. 109 “Accounting for Income Taxes” for financial accounting and reporting of income taxes.  Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

Management makes certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities.  Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

Management assesses the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, the Company will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 which upon adoption had no impact on the company’s consolidated financial statements as management has concluded that the tax benefits related to its uncertain tax positions can be fully recognized. The Successor and Predecessor recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Successor and Predecessor file income tax returns in the United States federal jurisdiction and in most state jurisdictions.  With limited exception, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2005.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Stock Repurchase Program

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, the Company may purchase of up to $12 million of the Company's common stock and publicly-traded warrants.

Warrants

The Company had warrants outstanding of 13,618,981, 14,437,500 and 14,437,500 at December 31, 2008, 2007 and 2006, respectively. Each warrant entitles the holder to purchase from the Company one share of common stock at $5.00 and expires in March 2011.

Equity Based Compensation

The Company follow SFAS No. 123(R), “Share-Based Payment”, which requires the measurement and recognition of stock based compensation expense, based on estimated fair values at the grant date of the award, for all share-based awards made to employees and directors.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, accounts payable, accrued expenses, and unearned rental income approximate fair value due to the immediate short-term maturity of these financial instruments. The fair values of the revolving credit facility are determined using current interest rates for similar instruments and approximate the carrying value of these financial instruments due to the fact that the underlying instruments include provisions to adjust rates to approximate fair market value.

Advertising Costs

Advertising costs are generally expensed as incurred and are included within selling, general and administrative expenses.

Segment Reporting

The Company has determined based on SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” that although it has several distinct revenue streams including equipment rental and transportation, used equipment sales, and repairs and maintenance, it has only one reportable segment. This determination was based upon how management allocates its resources and assesses performance.

Comprehensive Income

The Company reports comprehensive income, which is defined as the change in equity of a business from transactions and other events from non-owner sources. Comprehensive income includes net income and other non-owner changes in equity which bypass the statement of earnings and are reported as a separate component of equity. Other comprehensive income includes unrealized losses on derivative instruments that qualify as cash flow hedges.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 delay the effective date of SFAS 157 for the Company to January 1, 2009. In January 2008, the Company adopted SFAS No.157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No.157 on January 1, 2008 did not have a material impact on the Successor’s or Predecessor’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to report certain financial assets and liabilities at fair value with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or financial liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A Company’s decision to elect the fair value option for an eligible item is irrevocable. The Company did not elect the fair value option for eligible financial assets or financial liabilities upon adoption.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will be required to apply SFAS No. 141(R) to any acquisitions subsequent to December 31, 2008.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.  Management does not expect the adoption of SFAS No. 160 will have a material impact on its consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption will have a material impact on its consolidated financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 will be effective for our interim and annual financial statements beginning in 2009 and early adoption is prohibited.  The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

3.	Rental Equipment

Rental equipment consists of the following:
	Successor	Predecessor
	December 31,	October 31,	December 31,
	2008	2008	2007

Rental equipment	$257,436,079	$187,039,562	$173,943,468
Less accumulated depreciation	(1,743,963)	(53,866,913)	(48,993,005)

Total	$255,692,116	$133,172,649	$124,950,463

Essex Rental’s depreciation expense related to rental equipment was $1,749,762 for the year ended December 31, 2008, which includes Essex Crane for the two month post acquisition period, which was included in cost of revenues in the accompanying consolidated statements of operations.

For the ten months ended October 31, 2008 and the years ended December 31, 2007 and 2006, the Predecessor’s depreciation expense related to rental equipment was $6,635,454, $7,731,801 and $7,523,158, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and Equipment

Property and equipment consists of the following:

	Successor	Predecessor

	December 31,	October 31,	December 31,
	2008	2008	2007
Land	$2,575,000	$831,436	$831,436
Buildings and improvements	2,075,000	1,064,078	1,064,078
Automobiles, trucks, trailers and yard equipment	1,436,650	1,802,356	1,546,955
Information systems equipment and software	29,187	926,619	922,043
Office equipment	57,343	589,096	528,357
Machinery, furniture and fixtures	59,519	484,241	452,121
Construction in progress	2,021,914	3,001,023	384,016
	8,254,613	8,698,849	5,729,006
Less accumulated depreciation and amortization	(78,470)	(3,064,790)	(2,681,717)

Property and equipment, net	$8,176,143	$5,634,059	$3,047,289

Essex Rental’s depreciation and amortization expense related to property and equipment was $78,470 for the year ended December 31, 2008, which includes Essex Crane for the two month post acquisition period.  The Predecessor’s depreciation expense related to property and equipment for the ten months ended October 31, 2008 and years ended December 31, 2007 and 2006 was $383,545 $435,334 and $363,861, respectively.

Depreciation expense related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

5.	Loan Acquisition Costs

On October 31, 2008, the Successor assumed the revolving credit facility and related loan acquisition costs ($1,566,262) of Essex Crane and immediately amended the agreement to expand the borrowing limit and extended the term.  In accordance with EITF 98-14 “Debtor’s Accounting for Changes on Line-of-Credit or Revolving Debt Arrangements”, the Company is amortizing the remaining unamortized loan acquisition costs over the new five year credit facility term as required when the borrowing base of the new credit facility exceeds the borrowing base of the old credit facility. The Company incurred an additional $893,161 of loan acquisition costs related to the amendment, which are being amortized over the five year term of the new revolving credit facility.

In February 2007, the Predecessor refinanced all of its debt with the lead lender of its previous revolver facility. New loan acquisition costs totaled $1,977,997 and were being amortized over 5 years.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan acquisition costs consist of the following:

	Successor	Predecessor
	December 31,	October 31,	December 31,
	2008	2008	2007
Gross carrying amount	$2,459,423	$2,247,997	$1,977,997
Accumulated amortization	(81,981)	(681,735)	(328,435)

Net carrying amount	$2,377,442	$1,566,262	$1,649,562

The Company’s loan acquisition costs amortized to interest expense for the year ended December 31, 2008 was $81,981, which includes Essex Crane for the two month post acquisition period.

The Predecessor’s loan acquisition costs amortized to interest expense for the ten months ended October 31, 2008 and the years ended December 31, 2007 and 2006 were $353,300, $1,088,182 and $1,139,620, respectively.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2008 are as follows for the years ending December 31,

2009	$491,885
2010	491,885
2011	491,885
2012	491,885
2013	409,902
$2,377,442

6.	Goodwill and Other Identifiable Intangible Assets

Goodwill of $23,895,733 was recorded associated with the acquisition of Holdings in October 2008 for the excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed. As discussed in Note 1, the Goodwill was determined to be impaired at December 31, 2008 and was written off in full.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s goodwill and other identifiable intangible assets at December 31, 2008:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other Identifiable intangible assets

Customer relationship intangible	$1,800,000	$60,000	$1,740,000
Trademark	1,840,000	61,333	1,778,667
	$3,640,000	$121,333	$3,518,667

The Company’s amortization expense for other intangible assets was $121,333 for the year ended December 31, 2008, which includes Essex Crane for the two month post acquisition period.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the Company’s other intangible assets as of December 31, 2008 is as follows:
2009	$728,000
2010	728,000
2011	728,000
2012	728,000
2013	606,667
$3,518,667

7.	Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“revolving credit facility”), which permits it to borrow up to $190 million.  The maximum borrowing amount of the revolving credit facility may be increased by up to $5 million any time prior to November 2010 subject to certain specified terms and conditions in the credit agreement.

Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first security interest in substantially all of the Company’s assets.

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2008) plus an applicable margin or (b) a Eurodollar rate based the rate the bank offers deposits of U.S. Dollars in the London interbank market (0.46% at December 31, 2008 plus an applicable margin. The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. The applicable prime rate margin, euro-dollar LIBOR rate, and unused line commitment fee vary based on the amount of monthly average excess availability as defined in the credit agreement.  At December 31, 2008 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 8 Interest Rate Swap for additional detail.

The interest rate on the revolving credit facility was based primarily on LIBOR based loans which were yielding a weighted effective average interest rate of 2.89% at December 31, 2008.

The outstanding balance on the revolving credit facility was $137,377,921 at December 31, 2008. The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $175,497,000 at December 31, 2008, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility is $38,119,079 at December 31, 2008.

Predecessor Revolving Credit Facility

The Predecessor refinanced its long-term debt in February 2007 with a new asset-based senior secured revolving line of credit facility (“revolving credit facility”) headed by the lead lender of its previous revolving credit facility, which permitted it to borrow up to $170 million.  The Predecessor could have borrowed up to an amount equal to the sum of 85% of eligible net receivables and 75% to 80% of the net orderly liquidation value of eligible rental equipment. The Predecessor had the right to increase the maximum borrowing amount of the revolving credit facility by up to $25 million any time prior to the second anniversary of the facility origination date subject to certain specified terms and conditions in the credit agreement. The revolving credit facility was previously scheduled to mature in February 2012 and collateralized by first security interest in substantially all of the Company’s assets.

Proceeds from the 2007 revolving credit facility were used to payoff the previously existing revolving credit facility and its former Junior Term B lender, pay a $50 million dividend distribution, and cover related expenses.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the revolving credit facility accrued interest of the borrower’s option at either (a) the bank’s prime rate plus an applicable margin or (b) a Eurodollar rate based the rate the bank offers deposits of U.S. Dollars in the London interbank market plus an applicable margin.  The Predecessor was also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. The applicable prime rate margin, eurodollar LIBOR rate, and unused line commitment fee vary based on the amount of monthly average excess availability as defined in the credit agreement.  At December 31, 2008 the applicable prime rate margin, eurodollar LIBOR margin, and unused line commitment fee were 0.25%, 2.00% and 0.25%, respectively.

The previously existing revolving credit facility (“previous credit facility”) permitted the Predecessor to borrow up to $110 million.  The previous credit facility was also an asset-based senior secured facility with a first security interest in substantially all of the assets of the Company, except the real estate which was a second secured interest to that of the Junior Term B (“Term Loan”) debt provider.  The senior lenders lent on a formula basis of 85% against eligible receivables and 70% against eligible rental equipment.  The Term Loan had a three year commitment.  The total $110 million commitment had minimum annual reductions of $2.5 million per year and other commitment reductions beyond that based upon the Company’s performance and the level of proceeds from sale of rental equipment.

The interest rate on the revolving credit facilities at October 31, 2008 was based primarily on a Prime based loan which was yielding 5.25%.  The interest rate on the revolving credit facilities at December 31, 2007 and 2006 were based primarily on LIBOR based loans which were yielding a weighted effective average interest rate of 7.2% and 8.6%, respectively.

The outstanding balance on Predecessor’s revolving credit facility was $129,895,169 and $129,862,723 at October 31, 2008 and December 31, 2007, respectively. The maximum amounts that could be borrowed under the revolving credit facilities, net of letters of credit, interest rate swaps and other reserves was $180,442,000 and $167,207,759 at October 31, 2008 and December 31, 2007, respectively.

Predecessor Junior Term B Debt

The Predecessor’s Junior Term B debt (“Term B”) was a $15 million commitment that was repaid in February 2007. The Term B debt was secured by a first security interest in real estate and a second security interest in substantially all of the other assets of the Predecessor.  In addition, there was a Put Agreement providing a limited partial guarantee from the controlling partner of Essex Holdings, LLC to the Term B debt lender.  The Term Loan had in essence the same loan covenants as existed in the previous revolving credit facility from the senior lenders.  There was an inter-creditor agreement between the lenders for the previous revolving credit facility and the Term B debt.  Additionally, the Term B debt had a 1.5% per annum payment in kind interest factor that was added to the outstanding loan balance which was repaid in full in February 2007.

Loan Covenants and Compliance

As of December 31, 2008 and for the year ended December 31, 2008, the Company was in compliance with its covenants and other provisions of the senior debt revolving line of credit facility as the covenants do not become active unless the available borrowing base falls below a certain threshold.  The Company’s borrowing base exceeded the threshold at December 31, 2008. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Interest Rate Swap Agreement

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company uses an interest rate swap as part of its cash flow hedging strategy to hedge the variable cash flows associated with existing variable-rate debt.  The Company has designated its interest rate swap as a cash flow hedge.

In November 2008, the Successor entered into an interest rate swap agreement with the lead lender of its revolving credit facility to hedge its exposure to interest rate fluctuations.  The swap agreement has a notional principal amount of $100 million and matures in November 2012.  Under the agreement, the Company pays a 2.71% fixed interest rate plus the applicable margin under the revolving credit facility (or a total interest rate of 4.96%).

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on either Wachovia’s prime rate or euro-dollar LIBOR rate, plus a margin depending on certain criteria in the agreement.

At December 31, 2008, the interest rate swap had a fair value of ($3,424,613) and was included in long-term liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during 2008.

For the year ended December 31, 2008, the change in net unrealized loss on derivatives designated as cash flow hedges reported in the consolidated statements of changes in shareholders’ equity and comprehensive income was a $3,424,613 ($2,120,829 net of tax). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $1,600,000 will be reclassified as an increase in interest expense for the year ended December 31, 2009.

The weighted average interest rates of the revolving credit facility, including the impact of the interest rate swaps, was approximately 4.53% at December 31, 2008.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $123,000 for the year ended December 31, 2008.

Predecessor Interest Rate Swap Agreement

In September 2007, the Predecessor entered into an interest rate swap agreement with its lead lender to hedge its exposure to interest rate fluctuations and replace the interest rate swap originated in March 2007 that was terminated.  The initial notional principal amount was $120 million through March 2009, at which time the notional principal amount was reduced to $100 million for the remaining period though the original March 2010 maturity date.  Under the agreement, the Predecessor paid a 5% fixed interest rate.

In March 2007, the Predecessor entered into a derivative financial instrument with its lead lender to hedge its exposure to interest rate fluctuations. The derivative, known as a participative interest rate swap, took the form of a rate cap and floor.  Under the agreement the Predecessor paid a maximum rental rate based on LIBOR (5.27%) and participated in rate declines on a 40% sharing basis of the notional principal amount for the period.  The notional principal amounts under this three year instrument were $120 million, $100 million and $80 million for the first, second and third year, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Interest Rate Swap Agreements (continued)

This swap agreement was terminated by the Predecessor on September 22, 2008, which resulted in the payment of a final settlement amount of $3,280,000.

In July 2005, the Predecessor entered into an interest rate swap agreement with a $50 million notional principal amount and a maturity of September 2007.  This Swap was terminated in July 2006 for a net gain of $43,754 after covering the cost of a replacement interest rate cap at 5.5%.  This interest rate cap was terminated in November 2006 at an additional net gain of $5,027. The $48,781 realized gain from these two derivatives has been included in interest rate swap in other income (expenses) in the Predecessor’s consolidated statements of operations for the year ended December 31, 2006.

The swap agreements established a fixed rate of interest for the Predecessor and required the Predecessor or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate.  The differential to be paid or received under the swap agreements has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan was dependent upon the interest rate options selected by the Predecessor.  Interest rates on the revolving credit facility are determined based on either Wachovia’s prime rate or eurodollar LIBOR rate, plus a margin depending on certain criteria in the agreement.

The fair value of the Predecessor’s interest rate swap agreement at December 31, 2007 was ($2,755,741), which has been recorded as interest rate swap in long-term liabilities.

The Predecessor did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment in accordance with SFAS No. 133. Accordingly, the derivative financial instruments are recorded at fair value in the accompanying consolidated balance sheets in long-term liabilities with changes in the underlying fair value reported as a component of Other income (expenses) in the Predecessor’s consolidated statements of operations for the ten months ended October 31, 2008 and years ended December 31, 2007 and 2006 as follows:

	Predecessor
	Asset (Liability) Balance
	2008	2007	2006

Fair value at beginning of period/year	$(2,755,741)	$-	$514,246

Change in fair value recognized as
interest (expense) income	(524,259)	(2,755,741)	48,781

Payment (proceeds) from swap
termination recorded as interest
expense	3,280,000	-	(563,027)

Fair value at end of period/year	$-	$(2,755,741)	$-

The impact of the interest rate swap resulted in an increase in interest expense for the ten month period ended October 31, 2008 and a decrease of $32,000 and $655,000 for the years ended December 31, 2008 and 2007, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.                 Fair Value

As described in Note 1, the Successor and Predecessor partially adopted SFAS No.157 on January 1, 2008. SFAS No.157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No.157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No.157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•      Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In accordance with the provisions of FSP No. 157-2, we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value.

Liabilities measured by the Company at fair value on a recurring basis as of December 31, 2008 are as follows:

		Quoted Prices	Other
	Fair Value	Active for	Observable	Significant
	December 31	Identical Assets	Inputs	Unobservable
	2008	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap (a)	$3,424,613	$—	$3,424,613	$—

(a) Since the Company’s interest rate derivative instrument is not traded on a market exchange, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Income tax (benefit) expense consists of the following:

	Successor		Predecessor
			Ten Months
			Ended
	Years Ended December 31,		October 31,	Years Ended December 31,
	2008	2007	2008	2007	2006
Current income taxes:
Federal	$210,512	$-	$723,942	$411,174	$225,554
State and local	144,727	416,000	235,596	-	-

Deferred income taxes:
Federal	(7,805,827)	-	6,867,955	3,569,423	-
State and local	(615,363)	(28,000)	235,586	(39,327)	278,033

Total income tax
(benefit) expense	$(8,065,951)	$388,000	$8,063,079	$3,941,270	$503,587

The Successor’s current income tax benefit for 2008 relates to Federal alternative minimum tax and state and local taxes while the deferred income tax expense relates primarily to the Company’s recognition of goodwill impairment.  The Company’s tax expense for the year ended December 31, 2007 relates to state and local taxes payable.  The Company had no income tax expense for the period from inception (August 21, 2006) through December 31, 2006.

The Predecessor’s current income tax expense for the ten months ended October 31, 2008 relates primarily to Federal alternative minimum tax, state taxes and amounts recorded related to uncertain tax positions. The Predecessor’s current income tax expense for the years ended December 31, 2007 and 2006 is related primarily to federal alternative minimum tax. The Predecessor’s deferred income tax expense for the ten months ended October 31, 2008 and year ended December 31, 2007 primarily relate to the utilization of the net operating losses and the change in deferred tax liability for rental equipment and property and equipment.

The following table provides a reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	Successor		Predecessor
			Ten Months
			Ended
	Years Ended December 31,		October 31,	Years Ended December 31,
	2008	2007	2008	2007	2006

Federal statutory rate	-35.0%	34.0%	35.0%	35.0%	34.0%
State and local taxes	-2.6%	18.5%	1.9%	-0.3%	2.9%
Change in valuation allowance	-0.5%	4.4%	0.0%	-8.7%	-31.7%
Dividend income not taxable	-2.3%	-38.3%	0.0%	0.0%	0.0%
Non-deductible transaction costs	0.0%	0.0%	2.1%	0.0%	0.0%
Uncertain tax positions	0.0%	0.0%	2.1%	0.0%	0.0%
Meals, entertainment and other	0.0%	0.0%	0.3%	0.0%	0.1%
Effective income tax rate	-40.4%	18.6%	41.4%	26.0%	5.3%

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Successor’s effective rate for the year ended December 31, 2008 differed from the statutory tax rate primarily due to state and local taxes and dividend income that is not taxable.  The Successor’s effective rate for the year ended December 31, 2007 was lower than the statutory tax rate due to dividend income that is not taxable partially offset by state and local taxes.

The Predecessor’s effective tax rate for the ten months ended October 31, 2008 was higher than the federal statutory tax rate primarily due to state and local income taxes, non-deductible transaction costs and amounts recorded for uncertain tax positions. The Predecessor’s effective tax rate for the years ended December 31, 2007 and 2006 was lower than the federal statutory tax rate primarily due to the tax benefits associated with the valuation allowance.  The Successor increased its federal statutory tax rate from 34% for the year ended December 31, 2006 to 35% for the year ended December 31, 2007 due to the fact that taxable income was more than $10 million in both 2006 and 2007 and management had estimated that its future tax rate will be 35% in the periods in which the deferred tax assets and liabilities are expected to be realized.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Successor		Predecessor

	December 31,		October 31,	December 31,
	2008	2007	2008	2007
Deferred tax assets:
Accounts receivable	$1,179,233	$-	$944,245	$220,487
Accrued expenses	679,838	-	1,413,047	2,195,084
Goodwill	7,464,773	-	11,525,940	13,060,088
Net operating loss carry-forwards	16,054,592	22,700	14,780,045	20,461,566
Tax credits and other	2,571,747	112,400	1,357,605	1,014,356
	27,950,183	135,100	30,020,882	36,951,581
Valuation allowance	(13,708)	(107,100)	(15,121)	(10,216)
Total deferred tax assets, net	27,936,475	28,000	30,005,761	36,941,365

Deferred tax liabilities:
Rental equipment and property
and equipment	(89,344,177)	-	(41,478,175)	(41,310,238)

Total deferred tax liabilities	(89,344,177)	-	(41,478,175)	(41,310,238)

Net deferred tax (liabilities) assets	$(61,407,702)	$28,000	$(11,472,414)	$(4,368,873)

	December 31,		October 31,	December 31,
	2008	2007	2008	2007
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$1,859,071	$28,000	$2,357,290	$2,415,571
Long-term deferred tax liabilities	(63,266,773)	-	(13,829,704)	(6,784,444)

Net deferred tax (liabilities) assets	$(61,407,702)	$28,000	$(11,472,414)	$(4,368,873)

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, the Predecessor anticipated that the majority of the federal and state net operating loss carry-forwards and the other net deferred tax assets would not be utilized due to a history of tax net operating losses and only a recent generation of taxable income and, as such has recorded a valuation allowance against the majority of the net deferred tax assets.  At December 31, 2007, the valuation allowance was reversed for the entire amount of the federal and the majority of the state net operating losses as the Company had now generated taxable income in excess of $10 million in each of the past two years.  Management has concluded that it is now more likely than not that the deferred tax assets, except for certain state net operating losses which have a history of expiring unused, will be utilized.

At December 31, 2008, the Successor had unused federal net operating loss carry-forwards totaling approximately $43.6 million that begin expiring in 2020.  At December 31, 2008, the Company also had unused state net operating loss carry-forwards totaling approximately $26.2 million that expire between 2009 and 2020.  The net operating loss carry-forwards are subject to internal revenue code section 382 limitations based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013 which were acquired in the acquisition.

The Successor also has unrecorded excess tax goodwill of approximately $6.4 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining seven year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero and then as a benefit to the income tax provision.

The Company adopted the provisions of FIN 48 on January 1, 2007 and did not record any unrecognized income tax benefits as a result of the implementation of FIN 48.  Neither the Company nor Predecessor had any unrecognized tax benefit at December 31, 2007.  The Predecessor had approximately $400,000 in unrecognized tax benefits, net of federal benefit, at October 31, 2008. The Company had approximately $1,100,000 of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2008, of which approximately $700,000 would impact the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Successor	Predecessor
		Ten Months
	Year Ended	Ended
	December 31,	October 31,
	2008	2008

Balance at January 1, 2008	$-	$-

Increases for tax positions taken in the current year	1,100,000	400,000

Balance at end of year/period	$1,100,000	$400,000

      The Successor and Predecessor recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company had no accrual for interest or penalties for the years ended December 31, 2008 and 2007 and period from inception (August 21, 2006) to December 31, 2006.  The Predecessor had no accrual for interest or penalties for the ten months ended October 31, 2008 or the years ended December 31, 2007 and 2006.

The Successor and Predecessor file separate income tax returns in the United States federal jurisdiction and in numerous state jurisdictions. The Predecessor is no longer subject to U.S. federal or state income tax examinations for years prior to 2005.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stock Based Compensation

The Successor has available up to 1,575,000 shares to issue under its 2008 Long-term Incentive Plan to key employees and directors of the Corporation. Options to purchase shares of common stock are granted at its market price on grant date and expire ten years from issuance.

In December 2008, the Successor granted to certain key members of management options to purchase 565,000 shares of common stock. The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such no stock options were vested as of December 31, 2008.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Corporation’s method of estimating expected volatility is based on volatility of its peers since that Successor has only had operations for a short time. The expected dividend yield is estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options is based on the management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the options. The expected volatility, dividend, term and risk free interest rate of the stock options granted in 2008 are 61.0%, 0.0%, 6 years and 1.43%, respectively.

The Successor recorded $15,722 of compensation in selling, general and administrative expenses for the year ended December 31, 2008, which includes Essex Crane Rental for the two month post acquisition period, with the offset recorded in additional paid in capital. There was approximately $1.4 million of total unrecognized compensation cost as of December 31, 2008 related to non-vested stock option awards. The remaining cost is expected to be recognized ratably over the years ended December 31, 2009, 2010 and 2011.

Predecessor Executive Profits Interest

The Essex Holdings, LLC Operating Agreement permitted the Company to grant up to a 10% profits interest (“Management Profits Shares”) to key members of executive management.  The Management Profits Shares were granted at fair value which was equal to fair value of the Predecessor Company’s profits interest on the grant date.  The Management Profit Shares have a pro-rata interest in the company’s profits in excess of the fair value of the Predecessor Company on the grant date of the awards.  The minimum equity threshold above which the Management Profit Shares share in value of the Company is $30 million for the awards granted in 2007 and zero for the awards granted prior to 2004.  The minimum threshold amounts have been adjusted to account for the $50 million cash distribution paid in 2007.

At various dates between May 2000 and May 2003, the Predecessor awarded an aggregate profits interest of 8.5% to key members of executive management which were deemed to have a fair value of zero on the grant date.

In April 2007, the Predecessor awarded an aggregate additional profits interest of 1.5% to key members of executive management which were deemed to have an aggregate fair value of $232,000 on the grant date which will be expensed ratably over the vesting period.  The fair value of the profits interest was determined based on the estimated fair value of the Predecessor on the grant date.  In addition to the annual vesting provisions, these profits interest awards also vest in full upon a change in control as defined as a direct or indirect sale, lease, transfer or other disposition other than by way of merger or consolidations of substantially all of the assets of the Predecessor.

The awards vest 20% annually on the anniversary of the grant date provided that the individual remains in continuous employment as of such dates. Management Profit Shares have been granted for 10.0% of profits interest in the Predecessor at October 31, 2008.  The remaining unvested portion of the Management Profit Shares interest vested on October 31, 2008 in conjunction with the acquisition of Holdings by Hyde Park.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The compensation expense recognized by the Predecessor under SFAS No. 123(R) was $196,861 and $34,740 for the ten months ended October 31, 2008 and year ended December 31, 2007, respectively, and reflects compensation expense for all estimated share-based awards granted through October 31, 2008 based on the grant-date fair value.  There was no compensation expense recognized for the year ended December 31, 2006 as the awards issued prior to 2007 were deemed to have no value of the grant date.

12.	401(k) Profit Sharing Plan and Medical Benefits

The Successor and Predecessor have a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to 100% match the first 3% of a participant’s contributions and 50% match the next 2% of a participant’s contributions thereby totaling a maximum matching 4% if an employee contributes 5%.  These contributions vest immediately upon contribution.  Company 401(k) contributions were $38,152 for the year ended December 31, 2008, which includes Essex Crane Rental for the two month post acquisition period.  Predecessor contributions were $156,036, $164,595 and $139,448 for the ten months ended October 31, 2008 and years ended December 31, 2008 and 2007, respectively.

The Company and Predecessor provide medical benefits to its employees and their dependants and is self insured for annual individual claims of up to $50,000 at which time a stop loss insurance policy covers any excess.

13.	Concentrations

Substantially all of the Successor’s purchases of rental equipment and majority of spare parts come from two vendors.  The loss of either of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

14.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:
			Period from
			Inception
			(August 21, 2006)
	Year Ended December 31,		to December 31,
	2008	2007	2006

Net (loss) income	$(11,917,121)	$1,699,120	$(402)

Basic and diluted weighted average common shares outstanding	13,517,010	13,224,144	2,812,500
Basic and diluted (loss) earnings per share	$(0.88)	$0.13	$(0.00)

Basic earnings (loss) per share ("EPS") is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding is 632,911 shares of common stock for the effective conversion retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The 14,437,500 Warrants and the Underwriter Purchase Option (“UPO”) for 600,000 Units (the equivalent of 1,200,000 common shares) issued in conjunction with the Company's Offering and private placement did not become exercisable until October 31, 2008 (date of Holdings acquisition).  Accordingly, since the exercisability of the Warrants and UPO was contingent on a future event, the Warrants and UPO were not reflected in the calculation of diluted EPS until the date of acquisition.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2008, the entire UPO (the equivalent of 1,200,000 common shares) was not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the year ended December 31, 2008, the 13,618,981 of warrants and 565,000 of stock options granted in 2008 were not reflected in the calculation of diluted EPS as the Company had a net loss and therefore the effect would have been anti-dilutive.

15.	Summarized Quarterly Financial Data (Unaudited)

The Company was in the development stage in pursuit of a business combination for the year ended December 31, 2007 and ten months ended October 31, 2008, the date when it acquired Holdings.  From that date forward, the Company has been engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry.

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Total revenues	$-	$-	$-	$14,486,686
Operating loss	(149,157)	(109,985)	(160,834)	(19,844,335)
Income (loss) before provision for income taxes	356,771	267,195	281,827	(20,888,865)
Net income (loss)	251,071	203,355	223,467	(12,595,014)
Basic net income per common share(1)	$0.02	$0.01	$0.01	$(0.86)
Diluted net income (loss) per common share(1)	$0.02	$0.01	$0.01	$(0.86)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Total revenues	$-	$-	$-	$-
Operating loss	(29,839)	(125,754)	(76,157)	(224,911)
Income before provision for income taxes	145,598	758,905	804,184	378,433
Net income	145,598	605,780	627,309	320,433
Basic net income per common share(1)	$0.03	$0.04	$0.04	$0.02
Diluted net income per common share(1)	$0.03	$0.04	$0.04	$0.02

(1)	Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments, Contingencies and Related Party Transactions

The Company leases real estate and office equipment under operating leases which continue through 2010.  The Company’s rent expense under non-cancelable operating leases totaled $59,459 for the year ended December 31, 2008, which includes Essex Crane Rental for the two month post acquisition period.  The Company had no rent expense for the year ended December 31, 2007 or period from August 21, 2006 (inception) to December 31, 2006.

The Predecessor rental expense under non-cancelable operating leases was $325,133, $278,200 and $260,326 for the ten month period ended October 31, 2008 and years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2008 are as follows:

2009	$241,665
2010	162,479
2011	104,296
2012	4,730
$513,170

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on March 5, 2007 with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the year ended December 31, 2008 and 2007 and the period from August 21, 2006 (inception) to December 31, 2006 include $90,000, $73,790 of expense related to this agreement, respectively.

Management services were provided to Essex Crane Rental Corp. by the general partner of one of the members of Essex Holdings, LLC through October 31, 2008. Under terms of an agreement, the Predecessor was required to pay management fees.  The Predecessor was charged and paid $416,667, $400,000 and $475,000 for management fees for the ten months ended October 31, 2008 and years ended December 31, 2007 and 2006, respectively.  These costs are included in selling, general and administrative expenses in the Predecessor’s accompanying consolidated statements of operations.

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

Early Bird Capital, Inc. was engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed business combination. For assisting the Company in structuring and negotiating the terms of a business combination, the Company agreed to pay Early Bird Capital, Inc. a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $900,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 1.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Successor and Predecessor maintain reserves for personal property taxes.  These reserves are based on a variety of factors including: duration of rental in each county jurisdiction, tax rates, rental contract terms, customer filings, tax-exempt nature of projects or jurisdictions, statutes of limitations and potential related penalties and interest.  Additionally, most customer rental contracts contain a provision that provides that personal property taxes are an obligation to be born by the lessee.  Where provided in the rental contract, management will invoice the customer for any personal property taxes paid by the Company.  An estimated receivable has been provided in connection with this liability, net of an estimated allowance.  This customer receivable has been presented as other receivables in current assets while the property tax reserve has been included in accrued taxes.

Management estimates the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4,100,000 and $3,000,000 respectively, at December 31, 2008.

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Predecessor to be approximately $3,000,000 and $2,300,000, respectively, at both October 31, 2008 and December 31, 2007.  Management estimated the gross liability and contractual customer receivable of the Predecessor to be approximately $2,700,000 and $2,000,000, respectively, at December 31, 2006.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

The Predecessor had established a reserve of $55,986 and $130,000 at October 31, 2008 and December 31, 2007, respectively, for the estimated costs of environmental remediation.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP

Date:	March 30, 2009	By:	/s/ Ronald Schad

Ronald Schad, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ Laurence S. Levy	Chairman	March 30, 2009
Laurence S. Levy

/s/ Edward Levy	Director	March 30, 2009
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 30, 2009
Daniel H. Blumenthal

/S/ Ronald Schad	Chief Executive Officer (Principal Executive	March 30, 2009
Ronald Schad	Officer) and Director

/s/ Martin Kroll	Chief Financial Officer (Principal Financial Officer	March 30, 2009
Martin Kroll	and Principal Accounting Officer)