Form 10-Q
period 2009-03-31
Essex Rental Corp.
filed 2009-05-05
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-52459

Essex Rental Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	20-5415048 (I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois (Address of Principal Executive Offices)	60089 (ZIP Code)

847-215-6500
(Registrant’s Telephone Number, Including Area Code)

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     13,475,275 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on May 4, 2009.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

                This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can often be identified by the use words such as “may,” “might,” “will,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “foresee” or the negative thereof or comparable terminology.  In addition, expressions or discussions of our strategy, plans, prospects or future results are forward-looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date, and that any such forward-looking statements are not guarantees of future performance.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected or implied by any forward-looking statements. Certain of such risks and uncertainties are discussed in our Annual Report on Form 10-K under Item 1A–Risk Factors. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$204,129	$139,000
Accounts receivable, net of allowances for doubtful accounts and credit memos of $746,000 and $525,000, respectively	8,087,130	11,350,561
Other receivables	3,346,713	3,167,773
Deferred tax assets	2,078,185	1,859,071
Prepaid expenses and other assets	856,499	440,879
TOTAL CURRENT ASSETS	14,572,656	16,957,284

Rental equipment, net	260,390,943	255,692,116
Property and equipment, net	7,876,865	8,176,143
Spare parts inventory, net	3,479,767	3,276,858
Intangible assets, net	3,087,505	3,518,667
Loan acquisition costs, net	2,268,364	2,377,442
TOTAL ASSETS	$291,676,100	$289,998,510

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,109,026	$2,510,564
Accrued employee compensation and benefits	697,681	2,160,960
Accrued taxes	5,666,239	5,203,485
Accrued interest	342,840	440,667
Accrued other expenses	2,119,896	1,390,864
Unearned rental revenue	1,447,035	2,176,906
TOTAL CURRENT LIABILITIES	12,382,717	13,883,446

LONG-TERM LIABILITIES
Revolving credit facility	137,819,404	137,377,921
Deferred tax liabilities	63,734,115	63,266,773
Interest rate swap	3,713,132	3,424,613
TOTAL LONG-TERM LIABILITIES	205,266,651	204,069,307
TOTAL LIABILITIES	217,649,368	217,952,753

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, authorized 1,000,000
shares, none issued	-	-
Common stock, $.0001 par value, authorized 40,000,000 shares;
issued and outstanding 14,108,186 shares at March 31, 2009
and 14,106,886 shares at December 31, 2008, respectively	1,411	1,410
Paid in capital	84,493,615	84,383,579
Accumulated deficit	(8,168,380)	(10,218,403)
Accumulated other comprehensive loss, net of tax	(2,299,914)	(2,120,829)
TOTAL STOCKHOLDERS' EQUITY	74,026,732	72,045,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,676,100	$289,998,510

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Successor		Predecessor
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Equipment rentals	$12,220,362	$-	$13,899,920
Used rental equipment sales	2,020,071	-	2,907,889
Transportation	1,392,675	-	1,912,342
Equipment repairs and maintenance	1,405,735	-	1,341,100

TOTAL REVENUES	17,038,843	-	20,061,251

COST OF REVENUES
Salaries, payroll taxes and benefits	1,699,411	-	1,910,728
Depreciation	2,768,205	-	2,072,610
Net book value of rental equipment sold	1,722,235	-	1,495,233
Transportation	1,048,464	-	1,642,578
Equipment repairs and maintenance	1,265,411	-	1,474,379
Yard operating expenses	415,416	-	455,373

TOTAL COST OF REVENUES	8,919,142	-	9,050,901

GROSS PROFIT	8,119,701	-	11,010,350

Selling, general and administrative expenses	3,105,730	149,157	2,464,189
Other depreciation and amortization	210,378	-	31,389

INCOME (LOSS) FROM OPERATIONS	4,803,593	(149,157)	8,514,772

OTHER INCOME (EXPENSES)
Other income, net - insurance recoveries	191,539	-	55,519
Interest income	33	505,928	-
Interest expense	(1,679,719)	-	(2,368,621)
Interest rate swap	-	-	(2,925,999)
TOTAL OTHER INCOME (EXPENSES)	(1,488,147)	505,928	(5,239,101)

INCOME BEFORE INCOME TAXES	3,315,446	356,771	3,275,671

PROVISION FOR INCOME TAXES	1,265,423	105,700	1,256,663

NET INCOME	$2,050,023	$251,071	$2,019,008

Weighted average shares outstanding:
Basic and diluted	14,108,099	15,750,000

Earnings per share:
Basic and diluted	$0.15	$0.02

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor		Predecessor
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,050,023	$251,071	$2,019,008
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,796,583	-	2,103,999
Amortization of deferred financing costs	123,729	-	98,974
Amortization of intangible assets	182,000	-	-
Gain on sale of rental equipment	(297,836)	-	(1,412,656)
Change in fair value of interest rate swap	-	-	2,925,999
Deferred income taxes	606,824	(14,300)	1,189,940
Stock based compensation expense	125,405	-	12,580
Changes in operating assets and liabilities:		-	-
Accounts receivable, net	3,263,431	-	(841,310)
Accounts receivable, equipment sales	-	-	(721,884)
Other receivables	(178,940)	-	-
Interest earned on trust fund	-	(617,664)	-
Prepaid expenses and other current assets	(415,620)	(39,820)	(630,339)
Increase in deferred interest	-	123,470	-
Spare parts inventory, net	(202,909)	-	(109,696)
Accounts payable and accrued expenses	(770,858)	(66,258)	314,394
Unearned rental revenue	(729,871)	-	411,507
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,551,961	(363,501)	5,360,516
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(8,819,004)	-	(9,176,533)
Purchases of property and equipment	(99,363)	-	(554,325)
Proceeds from sale of rental equipment	2,020,071	-	2,907,889
Payment of deferred costs	-	(50,400)	-
NET USED IN INVESTING ACTIVITIES	(6,898,296)	(50,400)	(6,822,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	21,897,093	-	22,722,203
Payments on revolving credit facility	(21,455,610)	-	(21,219,358)
Payments for debt issuance costs	(14,651)	-	-
Payments to repurchase warrants	(15,368)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	411,464	-	1,502,845

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,129	(413,901)	40,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,000	1,051,801	8,394
CASH AND CASH EQUIVALENTS, END OF PERIOD	$204,129	$637,900	$48,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, swaps and debt issuance costs	$1,668,468	$-	$2,320,087
Cash paid for income taxes	$63,450	$222,500	$123,650

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”), formerly known as Hyde Park Acquisition Corp. ("Hyde Park"), Essex Holdings, LLC ("Holdings") (a holding company whose only activity relates to its investment in Essex Crane Rental Corp.) and its wholly owned subsidiary, Essex Crane Rental Corp. ("Essex Crane"), (collectively the "Company" or "Successor").  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited financial statements of Essex Rental Corp. include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for the period ending March 31, 2008. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.

     The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Essex Rental paid a gross purchase price of $225,268,657 excluding liabilities except assumed debt of which $73,146,539 was paid in cash to sellers; $7,492,225 funded the General Escrow Agreement and Compliance Escrow Agreement and $8,810,990 was paid for transaction and other costs of the acquisition. In addition, the Company paid $5,000,000 for the stated value of the Retained Interests of existing management, common stock with a fair value of $923,734 for transaction related services and assumed debt of $129,895,169.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the assets acquired and liabilities assumed arising from the acquisition as of October 31, 2008 were as follows:

Assets Acquired:

Cash	$1,191,660
Accounts receivable	10,701,304
Other current assets	4,964,670
Rental equipment	256,086,550
Property and equipment	8,095,892
Spare parts inventory	3,064,029
Goodwill	23,895,733
Other intangible assets	3,640,000
Other assets	2,429,403

Total Assets Acquired	314,069,241

Liabilities Assumed:

Accounts payable and accrued liabilities	13,848,973
Deferred tax liabilities	74,951,611
Total Liabilities Assumed	88,800,584

Net Assets Acquired	$225,268,657

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the three months ended March 31, 2008 as if the acquisition of Holdings had occurred on January 1, 2008.  The pro forma adjustments recorded associated with the fair value of assets acquired relate to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition.

Total revenues	$20,061,251
Gross profit	10,329,969
Operating income	7,505,637
Net income	3,192,720
Basic and diluted net income per common share	0.19

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the acquisition of Holdings occurred as presented. Also, future results may vary significantly from the results reflected in such pro forma information.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Significant Accounting Policies

We describe our significant accounting policies in note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption on January 1, 2009 did not have a material impact on its consolidated financial statement disclosures.  See the additional disclosures in Note 5.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in 2009 and early adoption is prohibited.  The adoption of FSP 142-3 on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

3.	Intangible Assets

Goodwill of $23,895,733 was recorded associated with the acquisition of Holdings on October 31, 2008 for the excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed.  The goodwill was subsequently determined to be impaired at December 31, 2008 and was written off in full.

In addition, a customer relationship intangible and trademark were recorded at fair value associated with the acquisition of Holdings.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at March 31, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Customer relationship intangible	$1,676,788	$150,000	$1,526,788
Trademark	1,714,050	153,333	1,560,717
	$3,390,838	$303,333	$3,087,505

The customer relationship intangible and trademark carrying amounts were reduced by $123,212 and $125,950, respectively, for the three months ended March 31, 2009 associated with the recognized tax deduction related to the excess tax deductible goodwill in accordance with FAS 109 “Accounting for Income Taxes.”

The Company’s amortization expense associated with other intangible assets was $182,000 for the three months ended March 31, 2009.

4.	Revolving Credit Facility

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

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at March 31, 2009) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (0.52% at March 31, 2009) plus an applicable margin. The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At March 31, 2009 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The interest rate on the revolving credit facility was based primarily on LIBOR based loans which were yielding a weighted effective average interest rate of 2.78% at March 31, 2009 including the applicable margin.

The outstanding balance on the revolving credit facility was $137,819,404 at March 31, 2009. The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $184.1 million at March 31, 2009, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility is $46.3 million at March 31, 2009.

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

Borrowings under the revolving credit facility accrued interest of the borrower’s option at either (a) the bank’s prime rate plus an applicable margin or (b) a Eurodollar rate based the rate the bank offers deposits of U.S. Dollars in the London interbank market plus an applicable margin.  The Predecessor was also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. The applicable prime rate margin, eurodollar LIBOR rate, and unused line commitment fee vary based on the amount of monthly average excess availability as defined in the credit agreement.  At March 31, 2008 the applicable prime rate margin, eurodollar LIBOR margin, and unused line commitment fee were 0.25%, 2.00% and 0.25%, respectively.

The interest rate on the revolving credit facilities at March 31, 2008 was based primarily on a Prime based loan which was yielding 5.08% including the applicable margin.

Loan Covenants and Compliance

As of March 31, 2009 and for the three months then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the covenants do not become active unless the available borrowing base falls below a certain threshold.  The Company’s borrowing base exceeded the threshold at March 31, 2009.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

5.	Derivatives and Hedging Activities – Interest Rate Swap Agreement

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

In November 2008, the Company entered into an interest rate swap agreement with the lead lender of its revolving credit facility to hedge its exposure to interest rate fluctuations.  The swap agreement has a notional principal amount of $100 million and matures in November 2012.  Under the agreement, the Company pays a 2.71% fixed interest rate plus the applicable margin under the revolving credit facility (or a total interest rate of 4.96%).

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on either Wachovia’s prime rate or euro-dollar LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of March 31, 2009, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 73% of the Company’s credit facility.  As of March 31, 2009, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts, based on one month LIBOR, was 2.80%.

At March 31, 2009, the interest rate swap had a fair value of ($3,713,132) and was included in long-term liabilities.  The unrealized loss reported in accumulated other comprehensive income was $2,299,914, which is net of tax of $1,413,218.

For the three months ended March 31, 2009, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income was $288,519 ($179,085 net of tax). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month ending March 31, 2010, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense.

The weighted average interest rates of the revolving credit facility, including the impact of the interest rate swaps, was 4.38% at March 31, 2009.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $566,000 for the three months ended March 31, 2009.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009.  Comparative disclosures will be presented in future periods.

Tabular Disclosure of Fair Values of Derivative Instruments

	Liability Derivatives
	As of March 31, 2009

	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps	Other liabilities	$3,713,132

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement as of March 31, 2009.  These amounts are presented as other comprehensive income (“OCI”).

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement for the Three Months Ended March 31, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$(854,278)	Interest expense	$(565,759)	Other income/expense	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($3,866,000). As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of approximately ($3,866,000).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Predecessor Interest Rate Swap Agreement

In September 2007, the Predecessor entered into an interest rate swap agreement with its lead lender to hedge its exposure to interest rate fluctuations and replace the interest rate swap originated in March 2007 that was terminated.  The initial notional principal amount was $120 million through March 2009, at which time the notional principal amount was reduced to $100 million for the remaining period though the original March 2010 maturity date.  Under the agreement, the Predecessor paid a 5% fixed interest rate.  The Predecessor subsequently terminated the swap agreement on September 22, 2008, which resulted in the payment of a settlement amount of $3,280,000.

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

The Predecessor did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment in accordance with SFAS No. 133.  The change in fair value of the Predecessor’s swap was $2,925,999 for the three months ended March 31, 2008 and reported as a component of other income (expenses) in its consolidated statement of operations for the three months ended March 31, 2008.

6.	Fair Value

As described in Note 1, the Successor and Predecessor partially adopted SFAS No.157 on January 1, 2008. SFAS No.157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No.157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No.157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Liabilities measured by the Company at fair value on a recurring basis as of March 31, 2009 are as follows:

		Quoted Prices	Other
	Fair Value	Active for	Observable	Significant
	March 31	Identical Assets	Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap (a)	$3,713,132	$—	$3,713,132	$—

(a) Since the Company’s interest rate derivative instrument is not traded on a market exchange, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Earnings Per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008

Net income	$2,050,023	$251,071

Basic and diluted weighted average common shares outstanding	14,108,099	15,750,000
Basic and diluted earnings per share	$0.15	$0.02

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three months ended March 31, 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The 14,437,500 Warrants and the Underwriter Purchase Option (“UPO”) for 600,000 Units (the equivalent of 1,200,000 common shares) issued in conjunction with the Company's Offering and private placement did not become exercisable until October 31, 2008 (date of Holdings acquisition).  Accordingly, since the exercisability of the Warrants and UPO was contingent on a future event, the Warrants and UPO were not reflected in the calculation of diluted EPS for the three months ended March 31, 2008.

For the three months ended March 31, 2009, the entire UPO (the equivalent of 1,200,000 common shares) was not included in the computation of diluted EPS because to do so would have been anti-dilutive.

For the three months ended March 31, 2009, the 13,002,381 of warrants remaining outstanding at March 31, 2009 and 550,000 of stock options granted in 2008 were not reflected in the calculation of diluted EPS as their exercise price is higher than the weighted average common stock price and therefore the effect would have been anti-dilutive.

Comprehensive income was composed of the following:

	Three Months Ended March 31,
	2009	2008
Net income	$2,050,023	$251,071
Other comprehensive income – interest rate swap	(179,085)	–
Comprehensive income	$1,870,938	$251,071

8.	Income Taxes

The Company’s effective tax rate of 38.2% for the three months ended March 31, 2009 was higher than the statutory federal tax rate due to state taxes.  The Company’s effective rate of 29.6% for the three months ended March 31, 2008 was lower than the statutory federal tax rate primarily due to state and local taxes which were more than offset by dividend income that was not taxable.

The Predecessor’s effective tax rate of 38.4% for the three months ended March 31, 2008 was higher than the federal statutory tax rate primarily due to state and local income taxes.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2009, the Company has unused federal net operating loss carry-forwards totaling approximately $34.4 million that begin expiring in 2020.  At March 31, 2009, the Company also has unused state net operating loss carry-forwards totaling approximately $24.7 million that expire between 2009 and 2020.  The net operating loss carry-forwards are subject to Internal Revenue Code section 382 (section 382) limitations based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013, the five year period following the acquisition as permitted under section 382.

The Company also has unrecorded excess tax goodwill of approximately $6.0 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining seven year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

The Company has unrecognized tax benefits of $1.1 million at March 31, 2009 and December 31, 2008 associated with tax positions taken in the prior year.  The Company did not incur any income tax related interest expense or penalties related to FIN 48 during the three months ended March 31, 2009.  The Predecessor had no unrecognized tax benefits as of March 31, 2008.

9.	Stock Based Compensation

The Company has available up to 1,575,000 shares to issue under its 2008 Long-term Incentive Plan to key employees and directors of the Corporation. Options to purchase shares of common stock are granted at its market price on grant date and expire ten years from issuance. The Company accounts for stock based compensation in accordance with SFAS No. 123(R).

On December 18, 2008, the Successor granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share. The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such no stock options were vested as of March 31, 2009 and December 31, 2008.

The Company recorded $119,556 of compensation in selling, general and administrative expenses for the three months ended March 31, 2009 with the offset recorded in additional paid in capital. There was approximately $1.3 million of total unrecognized compensation cost as of March 31, 2009 related to non-vested stock option awards. The remaining cost is expected to be recognized ratably over the years ended December 31, 2009, 2010 and 2011.  Based on the Company’s closing common stock price of $3.75 at March 31, 2009, none of the options outstanding were in the money.

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

In April 2007, the Predecessor awarded an aggregate additional profits interest of 1.5% to key members of executive management which were deemed to have an aggregate fair value of $232,000 on the grant date which will be expensed ratably over the vesting period.  The fair value of the profits interest was determined based on the estimated fair value of the Predecessor on the grant date.  In addition to the annual vesting provisions, these profits interest awards also vested in full upon a change in control as defined as a direct or indirect sale, lease, transfer or other disposition other than by way of merger or consolidations of substantially all of the assets of the Predecessor.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The awards vested 20% annually on the anniversary of the grant date provided that the individual remains in continuous employment as of such dates.  Management Profit Shares have been granted for 10.0% of profits interest in the Predecessor at October 31, 2008.   The Company recorded $12,580 of compensation in selling, general and administrative expenses for the three months ended March 31, 2008 with the offset recorded in additional paid in capital.  The remaining unvested portion of the Management Profit Shares interest subsequently vested on October 31, 2008 in conjunction with the acquisition of Holdings by Hyde Park.

10.	Common Stock and Warrants

On November 8, 2008, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $12 million of the Company’s outstanding common stock and warrants. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors.  Repurchases of our common stock are funded with cash flows of the business.

The Company purchased 16,600 warrants to acquire common stock for $15,368 during the three months ended March 31, 2009.  There was approximately $10.2 million remaining available for future common stock and warrant purchases at March 31, 2009.

The Company issued 1,300 shares of common stock during the three months ended March 31, 2009 for director services.

11.	Commitments, Contingencies and Related Party Transactions

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended March 31, 2009 and 2008 include $22,500 of expense related to this agreement.

Management services were provided to Essex Crane Rental Corp. by the general partner of one of the members of Essex Holdings, LLC through October 31, 2008. Under terms of an agreement, the Predecessor was required to pay management fees.  The Predecessor was charged and paid $125,000 for management fees for three months ended March 31, 2008.  These costs are included in selling, general and administrative expenses in the Predecessor’s accompanying unaudited consolidated statements of operations.

The Company maintains reserves for personal property taxes.  These reserves are based on a variety of factors including: duration of rental in each county jurisdiction, tax rates, rental contract terms, customer filings, tax-exempt nature of projects or jurisdictions, statutes of limitations and potential related penalties and interest.  Additionally, most customer rental contracts contain a provision that provides that personal property taxes are an obligation to be born by the lessee.  Where provided in the rental contract, management will invoice the customer for any personal property taxes paid by the Company.  An estimated receivable has been provided in connection with this liability, net of an estimated allowance.  This customer receivable has been presented as other receivables in current assets while the property tax reserve has been included in accrued taxes.

Management estimates the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.1 million and $3.0 million, respectively, at both March 31, 2009 and December 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2009, and its results of operations for the three month period ended March 31, 2009, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC and Essex Crane Rental Corp, unless the context otherwise requires.

Business

Background

Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) was incorporated in August 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On October 31, 2008, we acquired Essex Crane Rental Corp., which we refer to as Essex Crane, through the acquisition of substantially all of the ownership interests of Essex Crane’s parent company, Essex Holdings, LLC, which we refer to as Holdings.  Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  We conduct our operations through Essex Crane.

All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering.  From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  For more information regarding the acquisition of Holdings and Essex Crane, see note 1 to our unaudited consolidated financial statements.

Business Combination

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the membership interests of Holdings for a gross purchase price of $210,000,000 less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5,000,000 stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing for Essex Crane’s closing date working capital and the dollar amount of crane purchases and sales by Essex Crane as of October 31, 2008. For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to the enclosed unaudited consolidated financial statements.

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

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer and are referred to throughout this Quarterly Report as the “retained interests”.

The retained interests are exchangeable at the option of the holder for an aggregate of 632,911 shares of our common stock.  The retained interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the retained interests will be made on an “as exchanged” basis.  Holders of the retained interests have agreed, subject to certain exceptions, not to sell their retained interests in Holdings or their shares of our common stock issuable upon exchange of such retained interests, before October 31, 2010. We have granted certain registration rights to the holders of the retained interests with respect to the shares of our common stock issuable upon exchange of the retained interests.

For additional information on our acquisition of Essex Crane and related transactions, see Note 1 to the Company’s unaudited consolidated financial statements.

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

Through a network of four main service centers, three smaller service locations and several remote storage yards, complemented by a geographically dispersed highly skilled staff of sales and maintenance service professionals, Essex Crane serves a variety of customers engaged in construction and maintenance projects related to power plants, refineries, bridge and road, alternative energy, water treatment and purification, hospitals, shipbuilding and other infrastructure and commercial construction. Essex Crane has significantly diversified the end-markets they serve in recent years to avoid over-exposure to any one sector of the construction segment. Essex Crane uses its significant investment in modern ERP systems and business process methods to help its management assimilate information more quickly than others in their industry, thereby providing real time visibility of the factors they have to effectively manage to achieve their goals. Essex Crane’s end-markets are characterized by medium to large construction projects many times with longer lead times. Management believes that these longer lead times, coupled with most contracts having rental periods of between 6 and 18 months, provide them more visibility over future project pipelines and revenues.

Products and Services

Our principal products and services are described below.

Equipment Rental.   We offer for rent 28 models of crawler crane and attachment rental equipment on a monthly basis. The attachments are rented separately and either increase the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of 50 years when properly maintained. The weighted-average age of our fleet was approximately 17 years at March 31, 2009 and December 31, 2008.

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

In summary, 71.7% of total revenue for the three months ended March 31, 2009 was generated through equipment rental, 11.9% through used rental equipment sales, 8.2% through transportation services and 8.3% through repair and maintenance services.

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

Results of Operations

Essex Rental Corp. – Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Essex Rental Corp. (“Essex Rental”) was formed on August 21, 2006 as Hyde Park Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.  Essex Rental consummated its initial public offering on March 13, 2007. All activity from August 21, 2006 through March 13, 2007 related to the formation and initial public offering. From March 13, 2007 until October 31, 2008, the Company had been searching for prospective target businesses to acquire and, on October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the membership interests in Holdings.  For more information regarding the acquisition of Essex Crane, see note 1 to our financial statements.

The Company had a net income of $2.1 million for the three months ended March 31, 2009.  Total revenue, cost of revenues and gross profit were $17.0 million, $8.9 million and $8.1 million, respectively, for the three months ended March 31, 2009.  Selling, general, administrative and other expenses of $3.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel expenses.  Interest expense related to Essex Crane’s revolving credit facility was $1.7 million for the three months ended March 31, 2009.  The Company had an income tax expense of $1.3 million for the three months ended March 31, 2009 related to income before income taxes of $3.3 million.

For the three months ended March 31, 2008, Essex Rental, prior to the acquisition of Essex Holdings, had a net income of $0.3 million derived from interest income of $0.5 million offset by operating expenses of $0.2 million, including officers' liability insurance, professional fees, travel and other expenses, Delaware franchise taxes, transfer agent and trustee fees, administrative fees, other operating expenses and New York state and city income taxes.

Essex Rental Corp. – Operating Results for the Three Months Ended March 31, 2009 compared to the unaudited pro forma Operating Results for the three months ended March 31, 2008

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date. The following unaudited pro forma financial information provides a comparison of the Company’s results of operations for the three months ended March 31 2009 to the pro forma results of operations for the three months ended March 31, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.   Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the three months ended March 31, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q.

	Successor	Pro-forma
	Three Months Ended March 31,
	2009	2008

Revenue	$17,038,843	$20,061,251
Cost of Revenues	8,919,142	9,731,282

Gross Profit	8,119,701	10,329,969
Selling, General, Administrative and Other Operating Expenses	3,316,108	2,824,332
Income from Operations	4,803,593	7,505,637
Other Income (Expense), Net	(1,488,147)	(2,325,717)
Income before Income Taxes	3,315,446	5,179,920
Provision for Income Taxes	1,265,423	1,987,200
Net Income	$2,050,023	$3,192,720

For the three months ended March 31, 2009 we had net income of $2.1 million compared to pro forma net income a $3.2 million for the three months ended March 31, 2008.   The $1.1 million decrease in net income was due to a decrease in revenue and gross profit of $3.0 million (15.1%) and $2.2 million (21.4%), respectively, resulting primarily from lower equipment rental revenue of $1.7 million and lower gain on sale of rental equipment of $1.1 million, and an increase in other operating expenses of $0.5 million associated with being an operating public company.  This was partially offset by a $0.7 million lower interest expense associated with a lower interest rate in our debt and lower income tax expense of $0.7 million.

	Successor	Pro-forma
	Three Months Ended March 31,
	2009	2008
REVENUE

Equipment rentals	$12,220,362	$13,899,920
Used rental equipment sales	2,020,071	2,907,889
Transportation	1,392,675	1,912,342
Equipment repairs and maintenance	1,405,735	1,341,100

Total Revenue	$17,038,843	$20,061,251

Revenue for the three months ended March 31, 2009 was $17.0 million, a 15.1% decrease compared to pro forma revenue of $20.1 million for the three months ended March 31, 2008.   Revenue and Pro Forma Revenue were comprised of the following components:

•
Equipment rental revenue, which represented 71.7% of total revenue, was $12.2 for the three months ended March 31, 2009, a 12.1% decrease from $13.9 million on a pro forma basis for the three months ended March 31, 2008. This decrease was partly driven by a decrease in crane utilization to 57.2% under the “days” method (or 62.5% if calculated using the “hits” method) for the three months ended March 31, 2009 from 72.6% under the “days” method (or 76.7% if calculated using the “hits” method) on a pro forma basis for the three months ended March 31, 2008.   The decline in utilization was partially offset by an increase in the average crane rental rate of 19.0%, to $22,794 (per crane per rental month) for the three months ended March 31, 2009 relative to $19,163 on a pro forma basis for the three months ended March 31, 2008. This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex Crane continues to manage the fleet toward larger lifting capacities;

•
Used rental equipment sales revenue, which represented 11.9% of total revenue, was $2.0 million for the three months ended March 31, 2009, a 30.5% decrease from pro forma used rental equipment sales revenue of $2.9 million for the three months ended March 31, 2008. These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. The number of lower lifting capacity cranes sold by Essex Crane was three for the three months ended March 31, 2009 which was a decrease from seven for the for the three months ended March 31, 2008.  In both periods the market presented opportunities to sell a number of the lower rental rate units and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future;

•
Transportation revenue, which represented 8.2% of total revenues, was $1.4 million for the three months ended March 31, 2009, a 27.2% decrease from pro forma transportation revenue of $1.9 million for the three months ended March 31, 2008. This decrease is a result of the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Repair and maintenance revenue (including rigging and other services), which represented 8.3% of total revenue, was $1.4 million for the three months ended March 31, 2009, a 4.8% increase from pro forma repair and maintenance revenue of $1.3 million for the three months ended March 31, 2008. This increase is attributed to a slight increase in demand for repair, maintenance and other services due to specific circumstances.

	Successor	Pro-forma
	Three Months Ended March 31,
	2009	2008
COST OF REVENUES

Salaries, payroll taxes and benefits	$1,699,411	$1,910,728
Depreciation expense (a)	2,768,205	2,752,991
Book value of equipment sold	1,722,235	1,495,233
Transportation	1,048,464	1,642,578
Equipment repairs and maintenance	1,265,411	1,474,379
Yard operating expenses	415,416	455,373

Total Cost of Revenues	$8,919,142	$9,731,282

(a)
A pro forma adjustment to depreciation expense of $0.7 million is reflected for the three months ended March 31, 2008 based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Cost of revenues for the three months ended March 31, 2009 was $8.9 million, an 8.3% decrease from the pro forma cost of revenues of $9.7 million for the three months ended March 31, 2008.  Cost of revenues was 52.3% of total revenue for the three months ended March 31, 2009, relative to 48.5% for the three months ended March 31, 2008.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation, expenses and equipment repairs and maintenance partially offset by increases in the net book value of equipment sold and equipment repairs and maintenance as described below:

•
Salary, payroll tax and benefit expenses decreased 11.1% to $1.7 million for the three months ended March 31, 2009 from $1.9 million on a pro forma basis for the three months ended March 31, 2008.  The decrease was also a direct result of lower overtime, some headcount reduction and reduced bonus expense.

•	Depreciation expense related to rental equipment remained level $2.8 million for the three months ended March 31, 2009 compared to the pro forma basis for the three months ended March 31, 2008.

•
Net book value of rental equipment sold increased 15.2% to $1.7 million for the three months ended March 31, 2009, from $1.5 million on a pro forma basis for the three months ended March 31, 2008.  The increase in net book value of equipment sold was driven by a higher relative asset basis for the sales occurring after the fair value acquisition accounting recorded on October 31, 2008.

•
Equipment repairs and maintenance expenses decreased 14.2% to $1.3 million for the three months ended March 31, 2008, from $1.5 million for the three months ended March 31, 2008.  The decrease was related to improved cost productivity and lower parts expense.

•
Yard operating expense decreased by 8.8% to $0.4 million for the three months ended March 31, 2009, from $0.5 million for the three months ended March 31, 2008.  The variances were minimal in this cost category.

Essex Crane’s gain on the sale of used rental equipment was $0.3 million (14.7% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the three months ended March 31, 2009 compared to a pro forma gain of $1.4 million (48.6% margin) for the three months ended March 31, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the corresponding period  The pro forma gain on sale of equipment included in these pro forma financial results for the three months ended March 31, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

	Successor	Pro-forma
	Three Months Ended March 31,
	2009	2008

SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general, administrative and other	$3,105,730	$2,613,346
Non-rental depreciation and amortization (a)	210,378	210,986

Total Selling, General, Administrative and Other Operating Expenses	$3,316,108	$2,824,332

(a)
An adjustment to non-rental depreciation amortization expense of $0.2 million was recorded for the three months ended March 31, 2008 for the amortization of the customer list and trademark acquired in the Holdings acquisition.

Selling, general, administrative and other operating expenses for the three months ended March 31, 2009 was $3.3 million, a $0.5 million or 17.4% increase from $2.8 million on a pro forma basis for the three months ended March 31, 2008. Selling, general, administrative and other operating expenses increased $0.5 million primarily due to a operating higher costs associated with being a operating public company including fees related to the Company’s board of directors, audit and investor relations and some non-recurring professional fees associated with the acquisition of Holdings and Essex Crane.  Also, the reserve of bad debt expense increased by $0.1 million while bonus expense decreased by $0.2 million.  Selling, general, administrative and other operating expenses increased to 19.5% of total revenue for the three months ended March 31, 2009, from 14.1% on a pro forma basis for the three months ended March 31, 2008 due to higher costs combined with lower revenues.  Other components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

	Successor	Pro-forma
	Three Months Ended March 31,
	2009	2008

OTHER INCOME (EXPENSES), NET

Other income, net - insurance recoveries	$191,539	$55,519
Interest income	33	-
Interest expense	(1,679,719)	(2,381,236)

Total Other Income (Expenses), Net	$(1,488,147)	$(2,325,717)

Interest expense of $1.7 million for the three months ended March 31, 2009 decreased by $0.7 million or 29.5% from $2.4 million on a pro forma basis primarily due to lower interest rates in the Company’s debt.

Income taxes provision was $1.3 million for the three months ended March 31, 2009, compared to a $2.0 million pro forma tax provision for the three months ended March 31, 2008.  The lower provision for income taxes for the three months ended March 31, 2009 is primarily due to lower income before tax.

Essex Crane had 119 full-time employees as at March 31, 2009 compared to 125 full-time employees at March 31, 2008.

Liquidity and Capital Resources

Cash flow from operating activities.  Our cash provided by operating activities for the three months ended March 31, 2009 was $6.6 million. Our reported net income of $2.1 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $5.6 million. These cash flows from operating activities were also positively impacted by a decrease of $3.3 million in net accounts receivable. Partially offsetting these positive cash flows were increases in our spare parts inventory of $0.2 million, a $0.8 million decrease in accounts payable and accrued expenses, and a $0.7 million decrease in deferred revenue.

Our cash flows from operating activities for the three months ended March 31, 2008 resulted in net cash used in operating activities of $0.4 million.  Our reported net income of $0.3 million was more than offset by interest earned on cash held in trust of $0.6 million.

The Predecessor’s cash flows from operating activities for the three months ended March 31, 2008 resulted in net cash provided by operating activities of $5.4 million. Its reported net income of $2.0 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $6.9 million. These cash flows from operating activities were also positively impacted by a $0.3 million increase in accounts payable and accrued expenses, and a $0.4 million in deferred revenue.  Partially offsetting these positive cash flows were an increase of $0.8 million in net accounts receivable, an increase of $0.7 million in accounts receivable-equipment sales, a $0.6 million increase in prepaid expenses and other current assets, an increases in spare parts inventory of $0.1 million.

Cash flow from investing activities. For the three months ended March 31, 2009, cash used in our investing activities was approximately $6.9 million primarily due to purchases of rental equipment totaling $8.9 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $2.0 million.  For the three months ended March 31, 2008, cash used in our investing activities was approximately $0.1 million due to the payment of deferred costs.  For the three months ended March 31, 2009, the Predecessor’s cash used in our investing activities was approximately $6.8 million primarily due to purchases of rental equipment and non-rental equipment totaling $9.7 million, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $2.9 million.

Cash flow from financing activities. For the three months ended March 31, 2009, cash provided by our financing activities was approximately $0.4 million. Our total borrowings during the period under our revolving credit facility were $21.9 million and total payments under the revolving credit facility in the same period were $21.5 million.  There were no cash flows from financing activities for the three months ended March 31, 2008.

For the three months ended March 31, 2008, the Predecessor’s cash provided by our financing activities was approximately $1.5 million. Its total borrowings during the period under the revolving credit facility were $22.7 million and total payments under the revolving credit facility in the same period were $21.2 million.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment and to fund repurchases of the Company’s common stock and warrants pursuant to the Company’s stock repurchase program, under which we may purchase up to $12 million of the Company’s outstanding common stock and warrants.  Under the terms of the stock repurchase program, as of March 31, 2009, we may purchase up to an additional $10.2 million of our common stock and warrants. We anticipate that the above described uses will be the principal demands on our cash in the future.

           The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2009 was $8.8 million, to replace the rental fleet equipment we sold during the period. Our gross property and equipment capital expenditures for the three months ended March 31, 2008 were $9.2 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. As of March 31, 2009, we had $46.3 million of available borrowings under our revolving credit facility, net of outstanding letters of credit.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance and the availability of borrowings under our revolving credit facility and equity financing alternatives available to us, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facility, contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.

Seasonality

Although we believe our business is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities.  The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities reflected on our balance sheet during the three month period ended March 31, 2009.

Off-Balance Sheet Arrangements

There were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 during the three month period ended March 31, 2009.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, presents the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, stock-based compensation, the adequacy of the allowance for doubtful accounts, the propriety of our estimated useful life of rental equipment and property and equipment, the potential impairment of long-lived assets including intangible assets, obsolescence reserves on inventory, the allocation of purchase price related to business combinations, income taxes and derivative financial instruments.

           Information regarding our other significant accounting policies is included in note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 and in note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of March 31, 2008 for which we only have an interest rate swap to effectively fixed the interest rate at 4.96% for $100 million of the $137.8 million of outstanding borrowings under our senior secured credit facility.  The weighted average interest rate in effect on those borrowings at March 31, 2009 was 2.78% excluding the impact of the interest rate swap and 4.38% taking into consideration the swap.  A 1.0% increase in the effective interest rate on our outstanding borrowings not effectively fixed as a result of the interest rate swap at March 31, 2009 would increase our interest expense by approximately $0.4 million on an annualized basis.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is party to various legal actions in the normal course of our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending matters.  Management believes that the Company is not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial condition, result of operations or cash flows.

Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, the Company may purchase of up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $10.2 million remains available at March 31, 2009.  Such repurchase plan was publicly announced on October 22, 2008.

The following table provides information with respect to the Company’s repurchase of warrants during the three months ended March 31, 2009.

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Repurchase Plan (1)	Maximum Dollar Value of Warrants and/or Common Stock that may Yet Be Purchased
January 1, 2009 to January 31, 2009	8,400	1.17	8,400	10,191,888

February 1, 2009 to February 28, 2009	2,600	0.86	2,600	10,189,650

March 1, 2009 to March 31, 2009	5,600	0.60	5,600	10,186,307

Total	16,600		16,600	10,186,307

(1)  In addition to the Warrants purchased for the three months ended March 31, 2009 pursuant to the repurchase plan, the Company purchased a total of 2,421,236 shares of its common stock and 1,418,519 warrants pursuant to repurchase plan prior to the three month period ended March 31, 2009.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     A. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX RENTAL CORP.

Dated: May 5, 2009	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2009	By:	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)