Form 10-Q
period 2009-06-30
Essex Rental Corp.
filed 2009-08-13
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-52459

Essex Rental Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	20-5415048 (I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois (Address of Principal Executive Offices)	60089 (ZIP Code)

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
     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,108,186 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on  August 12, 2009.

ESSEX RENTAL CORP.
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Essex Rental Corp. Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2

Essex Rental Corp. Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	3-4

Essex Holdings, LLC Consolidated Statement of Operations (Unaudited) for the Three and Six Months Ended June 30, 2008	3-4

Essex Rental Corp. Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008	5

Essex Holdings, LLC Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008	5

Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	35

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$121,650	$139,000
Accounts receivable, net of allowances for doubtful accounts and credit memos of $1,925,000 and $660,000, respectively	6,522,580	11,350,561
Other receivables	2,937,239	3,167,773
Deferred tax assets	1,884,324	1,859,071
Prepaid expenses and other assets	631,258	440,879
TOTAL CURRENT ASSETS	12,097,051	16,957,284

Rental equipment, net	259,131,882	255,692,116
Property and equipment, net	7,444,874	8,176,143
Spare parts inventory, net	3,597,797	3,276,858
Identifiable finite lived intangibles, net	2,769,616	3,518,667
Loan acquisition costs, net	2,144,635	2,377,442

TOTAL ASSETS	$287,185,855	$289,998,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,845,911	$2,510,564
Accrued employee compensation and benefits	812,622	2,160,960
Accrued taxes	5,058,638	5,203,485
Accrued interest	309,343	440,667
Accrued other expenses	847,032	1,390,864
Current portion of capital lease obligation	6,055	-
Unearned rental revenue	1,129,257	2,176,906
TOTAL CURRENT LIABILITIES	10,008,858	13,883,446

LONG-TERM LIABILITIES
Revolving credit facility	134,718,089	137,377,921
Deferred tax liabilities	64,854,143	63,266,773
Interest rate swap	1,776,811	3,424,613
Capital lease obligation	20,256	-
TOTAL LONG-TERM LIABILITIES	201,369,299	204,069,307

TOTAL LIABILITIES	211,378,157	217,952,753

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 14,108,186 shares at June 30, 2009 and 14,106,886 shares at December 31, 2008	1,411	1,410
Paid in capital	84,603,143	84,383,579
Accumulated deficit	(7,696,299)	(10,218,403)
Accumulated other comprehensive loss, net of tax	(1,100,557)	(2,120,829)
TOTAL STOCKHOLDERS' EQUITY	75,807,698	72,045,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,185,855	$289,998,510

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Successor		Predecessor
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2008
REVENUE
Equipment rentals	$8,859,104	$-	$15,792,241
Used rental equipment sales	2,664,782	-	1,886,145
Transportation	1,515,115	-	2,275,913
Equipment repairs and maintenance	1,494,242	-	2,130,190

TOTAL REVENUE	14,533,243	-	22,084,489

COST OF REVENUES
Salaries, payroll taxes and benefits	1,502,691	-	2,015,865
Depreciation	2,787,032	-	2,068,765
Net book value of rental equipment sold	2,354,608	-	802,746
Transportation	1,065,912	-	1,830,811
Equipment repairs and maintenance	1,092,551	-	2,107,607
Yard operating expenses	349,378	-	453,848

TOTAL COST OF REVENUES	9,152,172	-	9,279,642

GROSS PROFIT	5,381,071	-	12,804,847

Selling, general and administrative expenses	2,728,168	109,985	3,455,301
Other depreciation and amortization	199,481	-	35,559

INCOME (LOSS) FROM OPERATIONS	2,453,422	(109,985)	9,313,987

OTHER INCOME (EXPENSES)
Other income	-	-	27,980
Interest income	166	377,180	-
Interest expense	(1,674,283)	-	(2,472,566)
Interest rate swap	-	-	2,310,898
TOTAL OTHER INCOME (EXPENSES)	(1,674,117)	377,180	(133,688)

INCOME BEFORE INCOME TAXES	779,305	267,195	9,180,299

PROVISION FOR INCOME TAXES	307,224	63,840	3,481,747

NET INCOME	$472,081	$203,355	$5,698,552

Weighted average shares outstanding:
Basic	14,108,186	15,750,000
Diluted	16,671,916	15,750,000

Earnings per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Successor		Predecessor
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2008
REVENUE
Equipment rentals	$21,079,466	$-	$29,692,161
Used rental equipment sales	4,684,853	-	4,794,034
Transportation	2,907,790	-	4,188,255
Equipment repairs and maintenance	3,209,281	-	3,608,028

TOTAL REVENUE	31,881,390	-	42,282,478

COST OF REVENUES
Salaries, payroll taxes and benefits	3,202,102	-	3,926,593
Depreciation	5,555,237	-	4,141,375
Net book value of rental equipment sold	4,076,843	-	2,297,979
Transportation	2,114,376	-	3,473,389
Equipment repairs and maintenance	2,475,727	-	3,663,205
Yard operating expenses	764,794	-	909,221

TOTAL COST OF REVENUES	18,189,079	-	18,411,762

GROSS PROFIT	13,692,311	-	23,870,716

Selling, general and administrative expenses	5,833,898	259,141	5,919,490
Other depreciation and amortization	409,859	-	66,948

INCOME (LOSS) FROM OPERATIONS	7,448,554	(259,141)	17,884,278

OTHER INCOME (EXPENSES)
Other income	-	-	27,980
Interest income	199	883,108	-
Interest expense	(3,354,002)	-	(4,841,187)
Interest rate swap	-	-	(615,101)
TOTAL OTHER INCOME (EXPENSES)	(3,353,803)	883,108	(5,428,308)

INCOME BEFORE INCOME TAXES	4,094,751	623,967	12,455,970

PROVISION FOR INCOME TAXES	1,572,647	169,540	4,738,410

NET INCOME	$2,522,104	$454,427	$7,717,560

Weighted average shares outstanding:
Basic	14,108,143	15,750,000
Diluted	14,812,624	15,750,000

Earnings per share:
Basic	$0.18	$0.03
Diluted	$0.17	$0.03

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Successor		Predecessor
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,522,104	$454,427	$7,717,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,614,687	-	4,208,323
Amortization of deferred financing costs	247,458	-	126,209
Amortization of other intangible assets	350,410	-	-
Gain on sale of rental equipment	(608,010)	-	(2,496,055)
Unrealized gain on trading investment	-	-	(27,980)
Trading investment purchase	-	-	(3,088,020)
Change in fair value of interest rate swap	-	-	615,101
Deferred income taxes	1,333,228	(24,460)	4,464,963
Share based compensation expense	244,961	-	23,160
Changes in operating assets and liabilities:
Accounts receivable, net	4,827,981	-	(1,097,542)
Other receivables	230,534	-	-
Interest earned on trust fund	-	(1,081,386)	-
Prepaid expenses and other current assets	(190,379)	(60,292)	(834,283)
Increase in deferred interest	-	211,577	-
Spare parts inventory	(320,939)	-	(39,456)
Accounts payable and accrued expenses	(2,832,994)	(60,897)	494,439
Unearned rental revenue	(1,047,649)	-	517,683
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,371,392	(561,031)	10,584,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(12,183,388)	-	(16,304,431)
Purchases of property and equipment	(189,579)	-	(2,613,674)
Accounts receivable from rental equipment sales	-	-	(343,644)
Proceeds from sale of rental equipment	4,684,853	-	4,794,034
Payment of deferred costs	-	(339,151)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,688,114)	(339,151)	(14,467,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	34,652,298	-	47,878,614
Payments on revolving credit facility	(37,312,130)	-	(43,219,041)
Payments on capital lease obligation	(749)	-	-
Payments for debt issuance costs	(14,651)	-	-
Payments to repurchase warrants	(25,396)	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,700,628)	-	4,659,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,350)	(900,182)	775,960

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,000	1,051,801	8,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,650	$151,619	$784,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$3,252,519	$-	$4,792,354
Cash paid for income taxes	$362,615	$327,500	$380,000
Equipment obtained through capital lease	$27,060	$-	$-

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental” or the “Company”), formerly known as Hyde Park Acquisition Corp. ("Hyde Park"), Essex Holdings, LLC ("Holdings") (a holding company whose only activity relates to its investment in Essex Crane Rental Corp.) and its wholly owned subsidiary, Essex Crane Rental Corp. ("Essex Crane"), (collectively the "Company" or "Successor").  All significant intercompany accounts and transactions have been eliminated in consolidation.

All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s formation and initial public offering described below. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and completing a business combination. On October 31, 2008, Essex Rental Corp. consummated the acquisition of Essex Holdings LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Essex Crane Rental Corp., a Delaware corporation, which is described below, and as a result is no longer in the development stage.

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

The accompanying unaudited financial statements of Essex Rental Corp. include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for the period ending June 30, 2009. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.

     The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Essex Crane was incorporated in Delaware on April 7, 2000 as Essex Holdings, Inc. and in June 2000 changed its legal name to Essex Crane Rental Corp.

In May 2000, Essex Holdings, LLC entered into an Asset Purchase Agreement and acquired substantially all the assets, liabilities and operations of Essex Crane Rental Corp.  This acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.  The fair value of net assets acquired exceeded the purchase price.  The excess of the net fair values of assets acquired and liabilities assumed over the purchase price was recorded as a pro-rata reduction to the fair value of long term assets (rental equipment, property and equipment and spare parts inventory).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The ownership interests in the Predecessor that were retained by the management members (the “Retained Interests”), which consist of 632,911 Class A Units of Holdings, the parent company of Essex Crane and a subsidiary of Essex Rental, have been treated as effectively converted as they are only exchangeable for an aggregate of 632,911 shares of the Company’s common stock and entitle the holder to receive distributions on an “as exchanged” basis if Essex pays a dividend to its common stockholders.  As provided in the Amended and Restated Limited Liability Company Agreement of Holdings, dated October 31, 2008, among the Company and the management members of Holdings, the Retained Interests do not carry any voting rights but are entitled to distributions from Holdings if the Company pays a dividend to its common stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis. Holders of the Retained Interests have agreed, subject to certain exceptions, not to sell their Retained Interests in Holdings or their shares of Essex Rental’s common stock issuable upon exchange of such Retained Interests, for a period of two years following completion of the acquisition. The Company has granted certain registration rights to the existing members of Holdings with respect to the shares of the Company’s common stock issuable upon exchange of the Retained Interests pursuant to a Registration Rights Agreement entered into by the Company and the holders of the Retained Interests contemporaneously with the closing of the acquisition of Essex.

Essex Rental paid a gross purchase price of $225,268,657 excluding liabilities except assumed debt of which $73,146,539 was paid in cash to sellers; $7,492,225 funded the General Escrow Agreement and Compliance Escrow Agreement and $8,810,990 was paid for transaction and other costs of the acquisition.  Also the purchase price included the fair value of the Retained Interests of existing management of $5,000,000. In addition, the purchase price included common stock with a fair value of $923,734 for transaction related services and assumed debt of $129,895,169.

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

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the three and six month periods ended June 30, 2008 as if the acquisition of Holdings had occurred on January 1, 2008.  The pro forma adjustments recorded associated with the fair value of assets acquired relate to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Total revenues	$22,084,489	$42,282,478
Gross profit	12,120,621	22,506,109
Income from operations	8,344,349	15,905,506
Net income	3,458,344	6,467,156
Basic and diluted net income per common share	0.24	0.46

The above unaudited pro forma information is presented for illustrative purposes only and are not intended to be, and may not be indicative of the results of operations that would have actually occurred had the acquisition of Holdings occurred as presented.  Also, future results may vary significantly from the results reflected in such pro forma information.

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

Reclassification

The Company changed its presentation of revenues and related costs associated with insurance recoveries for repair of damage to equipment from accidents or natural disasters while on rent within the Statement of Operations to report these revenues and cost of revenues gross within continuing operations to better reflect the nature of the transactions for all periods presented.  It had previously been presented on a net basis within Other Income (Expenses).

Recently Issued and Adopted Accounting Pronouncements

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because this standard was applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed in 2009 or thereafter.

The FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”) which establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption on January 1, 2009 did not have a material impact on its consolidated financial statement disclosures.  See the additional disclosures in Note 5.

The FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in 2009 and early adoption is prohibited.  The adoption of FSP 142-3 on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” for non-financial assets and liabilities which was adopted by the Company on January 1, 2009.  This was pursuant to FASB Staff Position FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements at least annually. Assets and liabilities subject to this deferral included goodwill, intangible assets, long-lived assets measured at fair value for impairment assessments and nonfinancial assets and liabilities initially measured at fair value in a business combination. The provisions of this standard, which were applied prospectively from January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS 157-4), was adopted by the Company during the quarter ended June 30, 2009. SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  In addition, the FSP amends SFAS No. 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of SFAS 157-4 resulted in additional disclosures in Note 6.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 mad APB 28-1”), which expands to interim periods the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes in the methods and significant assumptions from prior periods. The Company’s adoption of FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009, which was applied prospectively, resulted in additional disclosures contained in Note 6.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009.  In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 12, 2009.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 is the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162.  On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification which will supersede all existing non-SEC accounting and reporting standards.  SFAS 168 is effective for fiscal years and interim periods ended after September 15, 2009 and will have no effect on our unaudited consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

3.	Intangible Assets

Goodwill of $23,895,733 was recorded associated with the acquisition of Holdings on October 31, 2008 for the excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed.  The goodwill was subsequently determined to be impaired at December 31, 2008 and was written off in full.

In addition, a customer relationship intangible and trademark were recorded at fair value associated with the acquisition of Holdings.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at June 30, 2009:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization		Amount
Other identifiable intangible assets:

Customer relationship intangible	$1,602,870	$	(233,279)	$1,369,591
Trademark	1,638,489		(238,464)	1,400,025
	$3,241,359	$	(471,743)	$2,769,616

The customer relationship intangible and trademark carrying amounts were reduced by $73,918 and $75,561, respectively, for the three months ended June 30, 2009 and $197,130 and $201,511, respectively, for the six months ended June 30, 2009 associated with the recognized tax deduction related to the excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $168,409 and $350,410 for the three and six months ended June 30, 2009 respectively.

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

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at June 30, 2009) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (0.31% at June 30, 2009) plus an applicable margin. The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At June 30, 2009 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 The interest rate on the revolving credit facility was based primarily on LIBOR based loans which were yielding a weighted effective average interest rate of 2.57% at June 30, 2009 including the applicable margin.

The outstanding balance on the revolving credit facility was $134.7 million at June 30, 2009. The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $188.7 million at June 30, 2009.  The Company’s available borrowing under the revolving credit facility is approximately $54.0 million at June 30, 2009.

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

Borrowings under the revolving credit facility accrued interest at the borrower’s option at either (a) the bank’s prime rate plus an applicable margin or (b) a Eurodollar rate based the rate the bank offers deposits of U.S. Dollars in the London interbank market plus an applicable margin.  The Predecessor was also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. The applicable prime rate margin, eurodollar LIBOR rate, and unused line commitment fee vary based on the amount of monthly average excess availability as defined in the credit agreement.  At June 30, 2008 the applicable prime rate margin, eurodollar LIBOR margin, and unused line commitment fee were 0.25%, 2.00% and 0.25%, respectively.

The interest rate on the revolving credit facilities at June 30, 2008 was based primarily on a LIBOR based loan which was yielding 4.47% including the applicable margin.

Loan Covenants and Compliance

As of June 30, 2009 and for the six months then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20 million threshold.  The Company’s available borrowing base exceeded the threshold at June 30, 2009.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or euro-dollar LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of June 30, 2009, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 74% of the Company’s credit facility.  As of June 30, 2009, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts, based on one month LIBOR, was 2.56%.

At June 30, 2009, the interest rate swap had a fair value of $1,776,811 and was included in long-term liabilities.  The associated unrealized loss reported in accumulated other comprehensive income was $1,100,557, which is net of tax of $676,254.

For the six months ended June 30, 2009, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income was $1,647,802 ($1,020,272 net of tax). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending June 30, 2010, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.35% at June 30, 2009.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $0.6 million and $1.1 million for the three and six month periods ended June 30, 2009, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009.  Comparative disclosures will be presented in future periods.

Disclosure of Fair Value of Liability Derivative	As of June 30, 2009

	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Swap	Other liabilities	$1,776,811

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2009.  These amounts are presented as other comprehensive income (“OCI”).

Disclosure of the Effect of Derivative Instruments on the Income Statements

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Six Months Ended June 30, 2009

Interest Rate Swap	$(501,122)	Interest expense	$(1,146,680)	Other income/ expense	$-
For the Three Months Ended June 30, 2009

Interest Rate Swap	$(1,355,400)	Interest expense	$(580,921)	Other income/ expense	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($1,827,077). As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of approximately ($1,827,077).

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Predecessor did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment in accordance with SFAS No. 133.  The change in fair value of the Predecessor’s swap was $615,101 and $2,310,898 for the three and six months ended June 30, 2008 and reported as a component of other income (expenses) in its consolidated statement of operations.

6.	Fair Value

SFAS No.157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No.157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Liabilities measured by the Company at fair value on a recurring basis as of June 30, 2009 are as follows:

		Quoted Prices	Other
	Fair Value	Active for	Observable	Significant
	June 30,	Identical Assets	Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap (a)	$1,776,811	$-	$1,776,811	$-

(a)
Since the Company’s interest rate derivative instrument is not traded on a market exchange, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate).

The fair values of the Company’s financial instruments including cash and cash equivalents, interest rate swap and revolving credit facility approximate their carrying values.   The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Earnings Per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$472,081	$203,355	$2,522,104	$454,427
Weighted average shares outstanding:
Basic	14,108,186	15,750,000	14,108,143	15,750,000
Diluted	16,671,916	15,750,000	14,812,624	15,750,000

Basic earnings per share	$0.03	$0.01	$0.18	$0.03
Diluted earnings per share	$0.03	$0.01	$0.17	$0.03

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three and six months periods ended June 30, 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The 14,437,500 Warrants and the Underwriter Purchase Option (“UPO”) for 600,000 Units, which consist of an aggregate of 600,000 shares of our common stock and warrants entitling the holder to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $5.00 per share, issued in conjunction with the Company's Offering did not become exercisable until October 31, 2008 (date of Holdings acquisition).  Accordingly, since the exercisability of the Warrants and UPO was contingent on a future event, the Warrants and UPO were not reflected in the calculation of diluted EPS for the three or six months periods ended June 30, 2008.

As of June 30, 2009, there were 12,990,781 warrants, 565,000 stock options, and the Underwriter Purchase Option (“UPO”) for 600,000 Units as described above outstanding which are exercisable at $5.00, $4.50, and $8.60, respectively. The effect of the stock options and UPO were anti-dilutive and therefore were excluded from the diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2009. The Warrants were dilutive and therefore 2,563,730 and 704,481 common shares have been included in the diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2009, respectively.

Comprehensive income was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$472,081	$203,355	$2,522,104	$454,427
Other comprehensive income - interest rate swap	1,199,357	-	1,020,272	-
Comprehensive income	$1,671,438	$203,355	$3,542,376	$454,427

8.	Income Taxes

The Company’s effective tax rates of 39.4% and 38.4% for the three and six month periods ended June 30, 2009, respectively, were higher than the statutory federal tax rate due to state taxes.  The Company’s effective rate of 23.9% and 27.2% for the three and six month periods ended June 30, 2008, respectively, were lower than the statutory federal tax rate primarily due to state and local taxes which were more than offset by interest income that was not taxable.

The Predecessor’s effective tax rates of 37.9% and 38.0% for the three and six month periods ended June 30, 2008, respectively, were higher than the federal statutory tax rate primarily due to state and local income taxes.

At June 30, 2009, the Company has unused federal net operating loss carry-forwards totaling approximately $36.1 million that begin expiring in 2020.  At June 30, 2009, the Company also has unused state net operating loss carry-forwards totaling approximately $23.0 million that expire between 2009 and 2020.  The net operating loss carry-forwards are primarily from the acquisition of Holdings which are subject to Internal Revenue Code section 382 (section 382) annual limitations of approximately $4.0 million based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013, the five year period following the acquisition as permitted under section 382.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company also has unrecorded excess tax goodwill of approximately $5.7 million associated with the acquisition of Holdings at June 30, 2009.  The excess tax goodwill is amortized over the remaining seven year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

 The Company has unrecognized tax benefits of approximately $1.1 million at June 30, 2009 and December 31, 2008 associated with tax positions taken in the prior year.  The Company did not incur any income tax related interest expense or penalties related to FIN 48 during the three and six months ended June 30, 2009.  The Predecessor had no unrecognized tax benefits as of June 30, 2008.

9.	Stock Based Compensation

The Company has available up to 1,575,000 shares to issue under its 2008 Long-term Incentive Plan to key employees and directors of the Corporation. Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance. Stock based compensation is accounted for in accordance with SFAS No. 123(R).

On December 18, 2008, the Successor granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share. The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such no stock options were vested as of June 30, 2009 and December 31, 2008.

The Company recorded $119,556 and $239,112 of compensation in selling, general and administrative expenses for the three and six month periods ended June 30, 2009 with the offset recorded in additional paid in capital. There was approximately $1.2 million of total unrecognized compensation cost as of June 30, 2009 related to non-vested stock option awards. The remaining cost is expected to be recognized ratably over the years ended December 31, 2009, 2010 and 2011.  Based on the Company’s closing common stock price of $6.10 at June 30, 2009, all of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $0.9 million.

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

In April 2007, the Predecessor awarded an aggregate additional profits interest of 1.5% to key members of executive management which were deemed to have an aggregate fair value of $232,000 on the grant date which were being expensed ratably over the vesting period.  The fair value of the profits interest was determined based on the estimated fair value of the Predecessor on the grant date.  In addition to the annual vesting provisions, these profits interest awards also vested in full upon a change in control as defined as a direct or indirect sale, lease, transfer or other disposition other than by way of merger or consolidations of substantially all of the assets of the Predecessor.

 The awards vested 20% annually on the anniversary of the grant date provided that the individual remains in continuous employment as of such dates.  Management Profit Shares have been granted for 10.0% of profits interest in the Predecessor at October 31, 2008.   The Company recorded $10,580 and $23,160 of compensation in selling, general and administrative expenses for the three and six month periods ended June 30, 2008, respectively, with the offset recorded in additional paid in capital.  The remaining unvested portion of the Management Profit Shares interest subsequently vested on October 31, 2008 in conjunction with the acquisition of Holdings by Hyde Park.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company purchased 28,200 warrants to acquire common stock for $25,396 during the six months ended June 30, 2009.  There was approximately $10.2 million remaining available for future common stock and warrant purchases at June 30, 2009.

The Company issued 1,300 shares of common stock during the six months ended June 30, 2009 for director services.

11.  Commitments, Contingencies and Related Party Transactions

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three and six month periods ended June 30, 2009 and 2008 include $22,500 and $45,000, respectively, of expense related to this agreement.

Management services were provided to Essex Crane Rental Corp. by the general partner of one of the members of Essex Holdings, LLC through October 31, 2008. Under terms of an agreement, the Predecessor was required to pay management fees.  The Predecessor was charged and paid $125,000 and $250,000 for management fees for three and six month periods ended June 30, 2008, respectively.  These costs are included in selling, general and administrative expenses in the Predecessor’s accompanying unaudited consolidated statements of operations.

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

Management estimates the gross personal property taxes liability of the Company to be approximately $4.3 million and $4.1 million, at June 30, 2009 and December 31, 2008, respectively. The related contractual customer receivable was approximately $3.0 million at both June 30, 2009 and December 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2009, and its results of operations for the three and six month periods ended June 30, 2009, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008.

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

All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering.  From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and completing a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  For more information regarding the acquisition of Holdings and Essex Crane, see note 1 to our unaudited consolidated financial statements.

Business Combination

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the membership interests of Holdings for a gross purchase price of $210,000,000 less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5,000,000 stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing for Essex Crane’s closing date working capital and the dollar amount of crane purchases and sales by Essex Crane as of October 31, 2008. For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our unaudited consolidated financial statements.

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

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer, and are referred to throughout this Quarterly Report as the “retained interests”.

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

Through a network of four main service centers, three smaller service locations and several remote storage yards, complemented by a geographically dispersed highly skilled staff of sales and maintenance service professionals, Essex Crane serves a variety of customers engaged in construction and maintenance projects related to power plants, refineries, bridge and road, alternative energy, water treatment and purification, hospitals, shipbuilding and other infrastructure and commercial construction. Essex Crane has significantly diversified the end-markets they serve in recent years to avoid over-exposure to any one sector of the construction segment. Essex Crane uses its significant investment in modern enterprise resource planning (“ERP”) systems and business process methods to help its management assimilate information more quickly than others in our industry, thereby providing real time visibility of the factors they have to effectively manage to achieve their goals. Essex Crane’s end-markets are characterized by medium to large construction projects many times with longer lead times. Management believes that these longer lead times, coupled with most contracts having rental periods of between 6 and 18 months, provide them more visibility over future project pipelines and revenues.

Products and Services

Our principal products and services are described below.

Equipment Rental    We offer for rent 28 models of crawler crane and attachment rental equipment on a monthly basis. The attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of up to 50 years when properly maintained. The weighted-average age of our fleet was approximately 17 years at June 30, 2009 and December 31, 2008.

Used Equipment Sales   We routinely sell used rental equipment and invest in new equipment in order to manage the mix, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities and the need to adjust fleet mix to meet customer requirements and demand.

Transportation Service and Other Revenue   We also offer transportation and repair and maintenance services and sell parts mainly for equipment that is owned by Essex Crane. Our target customers for these types of ancillary services are our current rental customers as well as those who purchase used equipment from us.

Essex Crane generates revenue from a number of sources as follows:

•
Equipment rentals – Essex Crane rents its fleet of over 350 cranes and attachments to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months. The contracts typically provide for an agreed rental rate and a specified rental period. Essex Crane’s revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to its customers and its fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental contract on a pro rata daily basis;

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

In summary, 66.1 % of total revenue for the six months ended June 30, 2009 was generated through equipment rental, 14.7% through used rental equipment sales, 9.1% through transportation services and 10.1% through repair and maintenance services.

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

Upon implementation of Essex Crane’s ERP System in 2002, Essex Crane began to measure utilization using the method referred to as the “days” method. Essex's management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates the most closely with rental revenue. Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period. The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate. The total number of days on rent of all pieces of equipment provides the numerator for determining utilization. The denominator is all equipment rental assets owned times the number of days in the month. The “days” method is the utilization measurement currently used by Essex, and Essex anticipates that the “days” method will be the basis for future disclosure of utilization rates for Essex’s cranes and attachments.

Many of the market sectors served by Essex Crane have been adversely affected by the weakening economy and difficult commercial credit environment.  Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet due to investment in new cranes will provide opportunity for future growth.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit, for infrastructure projects.  We cannot assure you that Essex Crane’s customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Essex Rental Corp.   – Three months ended June 30, 2009 compared to the three months ended June 30, 2008

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

The Company had a net income of $0.5 million for the three months ended June 30, 2009.  Total revenue, cost of revenues and gross profit were $14.5 million, $9.2 million and $5.4 million, respectively, for the three months ended June 30, 2009.  Selling, general, administrative and other expenses of $2.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel, depreciation and amortization expenses.  Interest expense related to Essex Crane’s revolving credit facility was $1.7 million for the three months ended June 30, 2009.  The Company had an income tax expense of $0.3 million for the three months ended June 30, 2009 related to income before income taxes of $0.8 million.

For the three months ended June 30, 2008, Essex Rental, prior to the acquisition of Holdings, had a net income of $0.2 million derived primarily from interest income of $0.4 million offset by operating expenses of $0.1 million, including officers' liability insurance, professional fees, travel and other expenses, Delaware franchise taxes, transfer agent and trustee fees, administrative fees, other operating expenses and New York state and city income taxes.

Essex Rental Corp. – Operating Results for the three months ended June 30, 2009 compared to the unaudited pro forma Operating Results for the three months ended June 30, 2008

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date. The following unaudited pro forma financial information provides a comparison of the Company’s results of operations for the three months ended June 30, 2009 to the pro forma results of operations for the three months ended June 30, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.   Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the three months ended June 30, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and may not be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q.

	Successor	Pro forma
	Three Months Ended June 30,
	2009	2008
Revenue	$14,533,243	$22,084,489
Cost of Revenues	9,152,172	9,963,868
Gross Profit	5,381,071	12,120,621
Selling, General, Administrative and Other Operating Expenses	2,927,649	3,776,272
Income from Operations	2,453,422	8,344,349
Other Income (Expense), Net	(1,674,117)	(2,772,997)
Income before Income Taxes	779,305	5,571,352
Provision for Income Taxes	307,224	2,113,007
Net Income	$472,081	$3,458,345

For the three months ended June 30, 2009 we had net income of $0.5 million compared to pro forma net income a $3.5 million for the three months ended June 30, 2008.   The $3.0 million decrease in net income was due to a decrease in revenue and gross profit of $7.6 million (34.2%) and $6.7 million (55.6%), respectively, resulting primarily from lower equipment rental revenue of $6.9 million, lower transportation revenue of $0.8 million and lower equipment repair and maintenance revenue of $0.6 million partially offset by higher used rental equipment sales of $0.8 million.  The lower gross profit was partially offset by a decrease in selling, general, administrative and other operating expenses of $0.8 million, and a $1.1 million lower interest expense associated with lower market interest rates on our debt and a lower income tax expense of $1.8 million.

	Successor	Pro forma
	Three Months Ended June 30,
	2009	2008
REVENUE
Equipment rentals	$8,859,104	$15,792,241
Used rental equipment sales	2,664,782	1,886,145
Transportation	1,515,115	2,275,913
Equipment repairs and maintenance	1,494,242	2,130,190
Total Revenue	$14,533,243	$22,084,489

Revenue for the three months ended June 30, 2009 was $14.5 million, a 34.2% decrease compared to pro forma revenue of $22.1 million for the three months ended June 30, 2008.   Revenue and Pro Forma Revenue were comprised of the following components:

•
Equipment rental revenue, which represented 61.0% of total revenue, was $8.9 million for the three months ended June 30, 2009, a 43.9% decrease from $15.8 million on a pro forma basis for the three months ended June 30, 2008. This decrease was partly driven by a decrease in crane utilization to 43.9% under the “days” method (or 48.5% if calculated using the “hits” method) for the three months ended June 30, 2009 from 72.4% under the “days” method (or 77.9% if calculated using the “hits” method) on a pro forma basis for the three months ended June 30, 2008.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The decline in utilization was partially offset by an increase in the average crane rental rate of 1.5%, to $21,633 (per crane per rental month) for the three months ended June 30, 2009 relative to $21,303 on a pro forma basis for the three months ended June 30, 2008. This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex Crane continues to manage the fleet toward larger lifting capacities;

•
Used rental equipment sales revenue, which represented 18.3% of total revenue, was $2.7 million for the three months ended June 30, 2009, a 41.3% increase from pro forma used rental equipment sales revenue of $1.9 million for the three months ended June 30, 2008. These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. Six lower lifting capacity cranes were sold by Essex Crane during the three months ended June 30, 2009 a decrease from nine during the three months ended June 30, 2008.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds into a smaller number of larger, higher capacity cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 150 tons and 109 tons for the three months ended June 30, 2009 and 2008, respectively, compared to 440 tons and 303 tons for cranes purchased during the same periods, respectively;

•
Transportation revenue, which represented 10.4% of total revenues, was $1.5 million for the three months ended June 30, 2009, a 33.4% decrease from pro forma transportation revenue of $2.3 million for the three months ended June 30, 2008. This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Repair and maintenance revenue (including rigging and other services), which represented 10.3% of total revenue, was $1.5 million for the three months ended June 30, 2009, a 29.9% decrease from pro forma repair and maintenance revenue of $2.1 million for the three months ended June 30, 2008. This decrease is attributed to a decrease in demand for repair, maintenance and other services resulting from lower crane rental utilization.

	Successor	Pro forma
	Three Months Ended June 30,
	2009	2008
COST OF REVENUES

Salaries, payroll taxes and benefits	$1,502,691	$2,015,865
Depreciation expense (a)	2,787,032	2,752,991
Book value of equipment sold	2,354,608	802,746
Transportation	1,065,912	1,830,811
Equipment repairs and maintenance	1,092,551	2,107,607
Yard operating expenses	349,378	453,848
Total Cost of Revenues	$9,152.172	$9,963,868

(a)
A pro forma adjustment to depreciation expense of $0.7 million is reflected for the three months ended June 30, 2008 based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Cost of revenues for the three months ended June 30, 2009 was $9.2 million, a 8.1% decrease from the pro forma cost of revenues of $10.0 million for the three months ended June 30, 2008.  Cost of revenues was 63.0% of total revenue for the three months ended June 30, 2009, relative to 45.1% for the three months ended June 30, 2008.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation, expenses and equipment repairs and maintenance partially offset by increases in the net book value of equipment sold as described below:

•
Salary, payroll tax and benefit expenses decreased 25.5% to $1.5 million for the three months ended June 30, 2009 from $2.0 million on a pro forma basis for the three months ended June 30, 2008.  The decrease was a direct result of lower overtime, some headcount reduction and reduced bonus expense.

•	Depreciation expense related to rental equipment remained level at $2.8 million for the three months ended June 30, 2009 compared to the pro forma basis for the three months ended June 30, 2008.

•
Net book value of rental equipment sold increased 193.3% to $2.4 million for the three months ended June 30, 2009, from $0.8 million on a pro forma basis for the three months ended June 30, 2008.  The increase in net book value of equipment sold was driven by a higher relative asset basis for the sales occurring after the fair value acquisition accounting recorded on October 31, 2008 and more than offset the decrease in number of cranes sold.

•
Transportation expense decreased 41.8% to $1.1 million for the three months ended June 30, 2008 from $1.8 million for the three months ended June 30, 2008.  The decrease was primarily related to lower crane rental utilization.

•
Equipment repairs and maintenance expenses decreased 48.2% to $1.1 million for the three months ended June 30, 2008, from $2.1 million for the three months ended June 30, 2008.  The decrease was primarily due to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

•
Yard operating expense decreased by 23.0% to $0.3 million for the three months ended June 30, 2009, from $0.5 million for the three months ended June 30, 2008.  The variances were minimal in this cost category.

Essex Crane’s gain on the sale of used rental equipment was $0.3 million (11.6% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the three months ended June 30, 2009 compared to a pro forma gain of $1.1 million (57.4% margin) for the three months ended June 30, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the corresponding period.  The pro forma gain on sale of equipment included in these pro forma financial results for the three months ended June 30, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

	Successor	Pro forma
	Three Months Ended June 30,
	2009	2008

SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general, administrative and other	$2,728,168	$3,565,286
Non-rental depreciation and amortization (a)	199,481	210,986

Total Selling, General, Administrative and Other Operating Expenses	$2,927,649	$3,776,272

(a)
An adjustment to non-rental depreciation amortization expense of $0.2 million was recorded for the three months ended June 30, 2008 for the amortization of the customer list and trademark acquired in the Holdings acquisition.

Selling, general, administrative and other operating expenses for the three months ended June 30, 2009 was $2.9 million, a $0.8 million or 22.5% decrease from $3.8 million on a pro forma basis for the three months ended June 30, 2008. Selling, general, administrative and other operating expenses decreased primarily due to a compensation expense decrease of $0.4 million and lower professional fees which were related to the acquisition of Holdings of $0.7 million partially offset by higher operating costs associated with being a public company including fees related to the Company’s board of directors, audit and investor relations.  Selling, general, administrative and other operating expenses increased to 20.1% of total revenue for the three months ended June 30, 2009, from 17.1% on a pro forma basis for the three months ended June 30, 2008 primarily due to lower revenues.  Other components of general and administrative expenses include bad debt reserve, payroll taxes and benefits, insurance and selling and marketing expenses.

	Successor	Pro forma
	Three Months Ended June 30,
	2009	2008

OTHER INCOME (EXPENSES), NET

Other income	$-	$27,980
Interest income	166	-
Interest expense	(1,674,283)	(2,800,977)

Total Other Income (Expenses), Net	$(1,674,117)	$(2,772,997)

      Interest expense of $1.7 million for the three months ended June 30, 2009 decreased by $1.1 million or 40.2% from $2.8 million on a pro forma basis primarily due to lower market interest rates on the Company’s debt.

 Income taxes provision was $0.3 million for the three months ended June 30, 2009, compared to a $2.1 million pro forma tax provision for the three months ended June 30, 2008.  The lower provision for income taxes for the three months ended June 30, 2009 was primarily due to lower income before tax.  The effective tax rates of 39.4% and 37.9% for the three months ended June 30, 2009 and 2008, respectively, were higher than the statutory tax rate due to state and local income taxes.

Essex Crane had 119 full-time employees as at June 30, 2009 compared to 123 full-time employees at June 30, 2008.

Essex Rental Corp.   – Six months ended June 30, 2009 compared to the six months ended June 30, 2008

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

The Company had a net income of $2.5 million for the six months ended June 30, 2009.  Total revenue, cost of revenues and gross profit were $31.9 million, $18.2 million and $13.7 million, respectively, for the six months ended June 30, 2009.  Selling, general, administrative and other expenses of $6.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel depreciation and amortization expenses.  Interest expense related to Essex Crane’s revolving credit facility was $3.4 million for the three months ended June 30, 2009.  The Company had an income tax expense of $1.6 million for the six months ended June 30, 2009 related to income before income taxes of $4.1 million.

For the six months ended June 30, 2008, Essex Rental, prior to the acquisition of Essex Holdings, had a net income of $0.5 million derived primarily from interest income of $0.9 million offset by operating expenses of $0.3 million, including officers' liability insurance, professional fees, travel and other expenses, Delaware franchise taxes, transfer agent and trustee fees, administrative fees, other operating expenses and New York state and city income taxes.

Essex Rental Corp. – Operating Results for the six months Ended June 30, 2009 compared to the unaudited pro forma Operating Results for the six months ended June 30, 2008

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date. The following unaudited pro forma financial information provides a comparison of the Company’s results of operations for the six months ended June 30, 2009 to the pro forma results of operations for the six months ended June 30, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.  Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the six months ended June 30, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q.

	Successor	Pro forma
	Six Months Ended June 30,
	2009	2008

Revenue	$31,881,390	$42,282,478
Cost of Revenues	18,189,079	19,776,369

Gross Profit	13,692,311	22,506,109
Selling, General, Administrative and Other Operating Expenses	6,243,757	6,600,603
Income from Operations	7,448,554	15,905,506
Other Income (Expense), Net	(3,353,803)	(5,467,660)
Income before Income Taxes	4,094,751	10,437,846
Provision for Income Taxes	1,572,647	3,970,690
Net Income	$2,522,104	$6,467,156

For the six months ended June 30, 2009 we had net income of $2.5 million compared to pro forma net income of $6.5 million for the six months ended June 30, 2008.   The $3.9 million decrease in net income was due to a decrease in revenue and gross profit of $10.4 million (24.6%) and $8.8 million (39.2%), respectively, resulting primarily from lower equipment rental revenue of $8.6 million and lower transportation revenue of $1.3 million. This was partially offset by an by a decrease in selling, general, administrative and other operating expenses of $0.4 million, $2.1 million lower interest expense associated with lower market interest rates on our debt and lower income tax expense of $2.4 million.

	Successor	Pro forma
	Six Months Ended June 30,
	2009	2008
REVENUE

Equipment rentals	$21,079,466	$29,692,161
Used rental equipment sales	4,684,853	4,794,034
Transportation	2,907,790	4,188,255
Equipment repairs and maintenance	3,209,281	3,608,028

Total Revenue	$31,881,390	$42,282,478

 Revenue for the six months ended June 30, 2009 was $31.9 million, a 24.6% decrease compared to pro forma revenue of $42.3 million for the six months ended June 30, 2008.   Revenue and Pro Forma Revenue were comprised of the following components:

•
Equipment rental revenue, which represented 66.1% of total revenue, was $21.1 million for the six months ended June 30, 2009, a 29.0% decrease from $29.7 million on a pro forma basis for the six months ended June 30, 2008. This decrease was partly driven by a decrease in crane utilization to 50.6% under the “days” method (or 55.5% if calculated using the “hits” method) for the six months ended June 30, 2009 from 72.5% under the “days” method (or 77.3% if calculated using the “hits” method) on a pro forma basis for the six months ended June 30, 2008.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The decline in utilization was partially offset by an increase in the average crane rental rate of 9.8% to $22,213 (per crane per rental month) for the six months ended June 30, 2009 relative to $20,233 on a pro forma basis for the six months ended June 30, 2008. This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex Crane continues to manage the fleet toward larger lifting capacities;

•
Used rental equipment sales revenue, which represented 14.7% of total revenue, was $4.7 million for the six months ended June 30, 2009, a 2.3% decrease from pro forma used rental equipment sales revenue of $4.8 million for the six months ended June 30, 2008.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. Nine lower lifting capacity cranes were sold by Essex Crane for the six months ended June 30, 2009 which was a decrease from sixteen for the six months ended June 30, 2008.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 163 tons and 140 tons for the six months ended June 30, 2009 and 2008, respectively, compared 312 tons and 299 tons for cranes purchased during the same periods, respectively;

•
Transportation revenue, which represented 9.1% of total revenues, was $2.9 million for the six months ended June 30, 2009, a 30.6% decrease from pro forma transportation revenue of $4.2 million for the six months ended June 30, 2008. This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Repair and maintenance revenue (including rigging and other services), which represented 10.1% of total revenue, was $3.2 million for the six months ended June 30, 2009, a 11.1% decrease from pro forma repair and maintenance revenue of $3.6 million for the six months ended June 30, 2008. This decrease is attributed to a lower demand for repair, maintenance and other services resulting from lower crane rental utilization.

	Successor	Pro forma
	Six Months Ended June 30,
	2009	2008
COST OF REVENUES

Salaries, payroll taxes and benefits	$3,202,102	$3,926,593
Depreciation expense (a)	5,555,237	5,505,982
Book value of equipment sold	4,076,843	2,297,979
Transportation	2,114,376	3,473,389
Equipment repairs and maintenance	2,475,727	3,663,205
Yard operating expenses	764,794	909,221

Total Cost of Revenues	$18,189,079	$19,776,369

(a)
A pro forma adjustment to depreciation expense of $1.4 million is reflected for the six months ended June 30, 2008 based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

 Cost of revenues for the six months ended June 30, 2009 was $18.2 million, an 8.0% decrease from the pro forma cost of revenues of $19.8 million for the six months ended June 30, 2008.  Cost of revenues was 57.1% of total revenue for the three months ended June 30, 2009, relative to 46.8% for the six months ended June 30, 2008.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation expenses and equipment repairs and maintenance partially offset by increases in the net book value of equipment sold as described below:

•
Salary, payroll tax and benefit expenses decreased 18.5% to $3.2 million for the six months ended June 30, 2009 from $3.9 million on a pro forma basis for the six months ended June 30, 2008.  The decrease was a direct result of lower overtime, some headcount reduction and reduced bonus expense.

•
Depreciation expense related to rental equipment remained increased 0.9% to $5.6 million for the six months ended June 30, 2009 compared $5.5 million on a pro forma basis for the six months ended June 30, 2008.

•
Net book value of rental equipment sold increased 77.4% to $4.1 million for the six months ended June 30, 2009, from $2.3 million on a pro forma basis for the six months ended June 30, 2008.  The increase in net book value of equipment sold was driven by a higher relative asset basis for the sales occurring after the fair value acquisition accounting recorded on October 31, 2008.

•
Transportation expenses decreased 39.1% to $2.1 million for the six months ended June 30, 2009, from $3.5 million for the six months ended June 30, 2008.  The decrease was related primarily to lower crane rental utilization.

•
Equipment repairs and maintenance expenses decreased 32.4% to $2.5 million for the six months ended June 30, 2008, from $3.7 million for the six months ended June 30, 2008.  The decrease was primarily related to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

•
Yard operating expense decreased by 15.9% to $0.8 million for the six months ended June 30, 2009, from $0.9 million for the six months ended June 30, 2008.  The variances were minimal in this cost category.

Essex Crane’s gain on the sale of used rental equipment was $0.6 million (13.0% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the six months ended June 30, 2009 compared to a pro forma gain of $2.5 million (52.1% margin) for the six months ended June 30, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the current period  The pro forma gain on sale of equipment included in these pro forma financial results for the six months ended June 30, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

	Successor	Pro forma
	Six Months Ended June 30,
	2009	2008

SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general, administrative and other	$5,833,898	$6,178,631
Non-rental depreciation and amortization (a)	409,859	421,972

Total Selling, General, Administrative and Other Operating Expenses	$6,243,757	$6,600,603

(a)
An adjustment to non-rental depreciation amortization expense of $0.4 million was recorded for the six months ended June 30, 2008 for the amortization of the customer list and trademark acquired in the Holdings acquisition.

Selling, general, administrative and other operating expenses for the six months ended June 30, 2009 was $6.2 million, a $0.4 million or 5.4% decrease from $6.6 million on a pro forma basis for the six months ended June 30, 2008. Selling, general, administrative and other operating expenses decreased $0.4 million primarily due to a compensation expense decrease of $0.5 million and lower professional fees which were related to the acquisition of Holdings of $0.8 million, partially offset by higher operating costs associated with being a public company including fees related to the Company’s board of directors, audit and investor relations.  Selling, general, administrative and other operating expenses increased to 19.6% of total revenue for the six months ended June 30, 2009, from 15.6% on a pro forma basis for the six months ended June 30, 2008 primarily due to lower revenues.  Other components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.
	Successor	Pro forma
	Six Months Ended June 30,
	2009	2008

OTHER INCOME (EXPENSES), NET

Other income	$-	$27,980
Interest income	199	-
Interest expense	(3,354,002)	(5,495,640)

Total Other Income (Expenses), Net	$(3,353,803)	$(5,467,660)

Interest expense of $3.4 million for the three months ended June 30, 2009 decreased by $2.1 million or 39.0% from $5.5 million on a pro forma basis primarily due to lower market interest rates on the Company’s debt.

Income taxes provision was $1.6 million for the six months ended June 30, 2009, compared to a $4.0 million pro forma tax provision for the six months ended June 30, 2008.  The lower provision for income taxes for the six months ended June 30, 2009 is primarily due to lower income before tax of $6.3 million.  The effective tax rates of 38.4% and 38.0% for the six months ended June 30, 2009 and 2008, respectively, were higher than the statutory tax rate due to state and local income taxes.

Liquidity and Capital Resources

Cash flow from operating activities   Our cash provided by operating activities for the six months ended June 30, 2009 was $10.4 million. Our reported net income of $2.5 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $9.7 million. These cash flows from operating activities were also positively impacted by a decrease of $4.8 million in net accounts receivable. Partially offsetting these positive cash flows were increases in our spare parts inventory of $0.3 million, a $2.8 million decrease in accounts payable and accrued expenses, and a $1.0 million decrease in deferred revenue.

Our cash flows from operating activities for the six months ended June 30, 2008 resulted in net cash used in operating activities of $0.6 million.  Our reported net income of $0.5 million was more than offset by interest earned on cash held in trust of $1.1 million.

The Predecessor’s cash flows from operating activities for the six months ended June 30, 2008 resulted in net cash provided by operating activities of $10.6 million. Its reported net income of $7.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $11.5 million. These cash flows from operating activities were also positively impacted by a $0.5 million increase in accounts payable and accrued expenses, and a $0.5 million in deferred revenue.  Partially offsetting these positive cash flows were an increase of $1.1 million in net accounts receivable and a $0.8 million increase in prepaid expenses and other current assets.

Cash flow from investing activities. For the six months ended June 30, 2009, cash used in our investing activities was approximately $7.7 million primarily due to purchases of rental equipment totaling $12.2 million, which was partially offset by the proceeds from the sale of rental equipment of approximately $4.7 million.  For the six months ended June 30, 2008, cash used in our investing activities was approximately $0.3 million due to the payment of deferred costs.   For the six months ended June 30, 2008, the Predecessor’s cash used in investing activities was approximately $14.5 million primarily due to purchases of rental equipment of $16.3 million, respectively, which was partially offset by the proceeds from the sale of rental equipment of approximately $4.8 million.

Cash flow from financing activities. For the six months ended June 30, 2009, cash used by our financing activities was approximately $2.7 million. Our total borrowings during the period under our revolving credit facility were $34.7 million and total payments under the revolving credit facility in the same period were $37.3 million.  There were no cash flows from financing activities for the six months ended June 30, 2008.

For the six months ended June 30, 2008, the Predecessor’s cash provided by financing activities was approximately $4.7 million. Its total borrowings during the period under the revolving credit facility were $47.9 million and total payments under the revolving credit facility in the same period were $43.2 million.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facility. Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment and to fund repurchases of the Company’s common stock and warrants pursuant to the Company’s stock repurchase program, under which we may purchase up to $12 million of the Company’s outstanding common stock and warrants.  Under the terms of the stock repurchase program, as of June 30, 2009, we may purchase up to an additional $10.2 million of our common stock and warrants. We anticipate that the above described uses will be the principal demands on our cash in the future.

           The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from rental equipment sold of $4.7 million during the six months ended June 30, 2009 were utilized to partially fund our rental equipment purchases of $12.2 million for the period.  Our gross property and equipment capital expenditures for the six months ended June 30, 2008 were $16.3 million. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. As of June 30, 2009, we had $54.0 million of available borrowings under our revolving credit facility, net of outstanding letters of credit.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facility, contain certain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.

Seasonality

Although we believe our business is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to heavy commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities.  The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities reflected on our balance sheet during the six month period ended June 30, 2009.

Off-Balance Sheet Arrangements

There were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 during the six month period ended June 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of June 30, 2009 for which we only have an interest rate swap to effectively fixed the interest rate at 4.96% for $100 million of the $134.7 million of outstanding borrowings under our senior secured credit facility.  The weighted average interest rate in effect on those borrowings at June 30, 2009 was 2.57% excluding the impact of the interest rate swap and 4.35% taking into consideration the swap.  A 1.0% increase in the effective interest rate on our outstanding borrowings not effectively fixed as a result of the interest rate swap at June 30, 2009 would increase our interest expense by approximately $0.3 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, the Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $10.2 million remained available at June 30, 2009.  Such repurchase plan was publicly announced on October 22, 2008.

The following table provides information with respect to the Company’s repurchase of warrants during the three months ended June 30, 2009.

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Repurchase Plan (1)	Maximum Dollar Value of Warrants and/or Common Stock that may Yet Be Purchased
April 1, 2009 to April 30, 2009	11,600	$0.86	11,600	$10,176,279

May 1, 2009 to May 31, 2009	-	-	-	10,176,279

June 1, 2009 to June 30, 2009	-	-	-	10,176,279

Total	11,600	$0.86	11,600	$10,176,279

(1)  In addition to the Warrants purchased for the three months ended June 30, 2009 pursuant to the repurchase plan, the Company previously purchased a total of 2,421,236 shares of its common stock including 63,500 shares repurchased pursuant to the repurchase plan and 2,357,736 shares previously held by shareholders who voted against the acquisition of Holdings and exercised their conversion rights, and 1,435,119 warrants pursuant to repurchase plan.

Item 3. Defaults upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote of Security Holders

           Essex held its Annual Meeting of Stockholders (the “Meeting”) on June 11, 2009.  In connection with the Meeting, Essex solicited proxies from its stockholders pursuant to Regulation 14 under the Exchange Act.  At the Meeting, Essex’s stockholders voted upon two proposals and cast their votes as follows:

Proposal 1 - the election of Class A directors

Class A Director Nominee	For	Withheld
Edward Levy	11,850,319	40,654
Daniel H. Blumenthal	11,850,319	40,654

The term of service of Essex’s Class B directors, Laurence S. Levy and Ronald Schad, continued following the Meeting.

Proposal 2 - Ratification of the appointment of Grant Thornton LLP as Essex’s independent registered accounting firm for the 2009 fiscal year.

FOR	AGAINST	ABSTAIN
11,890,973	-	-

Item 5. Other Information

           None.

Item 6. Exhibits

        A. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX RENTAL CORP.

Dated: August 12, 2009	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2009	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)