Form 10-Q
period 2009-09-30
Essex Rental Corp.
filed 2009-11-04
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

14,117,639 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on October 31, 2009.

ESSEX RENTAL CORP.
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Essex Rental Corp. (Successor) Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1

	Essex Rental Corp. (Successor) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2009 and 2008	2-3

	Essex Holdings, LLC (Predecessor) Consolidated Statement of Operations (Unaudited) for the Three and Nine Months ended September 30, 2008	2-3

	Essex Rental Corp. (Successor) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2009 and 2008	4

	Essex Holdings, LLC (Predecessor) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2008	4

	Notes to Consolidated Financial Statements (Unaudited)	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		38

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its subsidiary, Essex Crane), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission and available on our website, www.essexcrane.com. The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  Essex assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,355	$139,000
Accounts receivable, net of allowances for doubtful accounts and
credit memos of $2,205,000 and $660,000, respectively	5,543,862	11,350,561
Other receivables	3,724,930	3,167,773
Deferred tax assets	2,084,840	1,859,071
Prepaid expenses and other assets	418,062	440,879
TOTAL CURRENT ASSETS	11,887,049	16,957,284

Rental equipment, net	258,229,515	255,692,116
Property and equipment, net	7,002,471	8,176,143
Spare parts inventory, net	3,715,877	3,276,858
Identifiable finite lived intangibles, net	2,460,352	3,518,667
Loan acquisition costs, net	2,020,906	2,377,442

TOTAL ASSETS	$285,316,170	$289,998,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,165,939	$2,510,564
Accrued employee compensation and benefits	757,787	2,160,960
Accrued taxes	5,706,959	5,203,485
Accrued interest	303,643	440,667
Accrued other expenses	725,310	1,390,864
Current portion of capital lease obligation	6,161	-
Unearned rental revenue	924,547	2,176,906
TOTAL CURRENT LIABILITIES	10,590,346	13,883,446

LONG-TERM LIABILITIES
Revolving credit facility	133,286,583	137,377,921
Deferred tax liabilities	64,196,173	63,266,773
Interest rate swap	2,624,028	3,424,613
Capital lease obligation	18,675	-
TOTAL LONG-TERM LIABILITIES	200,125,459	204,069,307

TOTAL LIABILITIES	210,715,805	217,952,753

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares;
issued and outstanding 14,117,639 shares at September 30, 2009
and 14,106,886 shares at December 31, 2008	1,412	1,410
Paid in capital	84,629,679	84,383,579
Accumulated deficit	(8,403,828)	(10,218,403)
Accumulated other comprehensive loss, net of tax	(1,626,898)	(2,120,829)
TOTAL STOCKHOLDERS' EQUITY	74,600,365	72,045,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,316,170	$289,998,510

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Successor		Predecessor
	Three Months Ended		Three Months
	September 30,		Ended September 30,
	2009	2008	2008
REVENUE
Equipment rentals	$7,116,473	$-	$16,276,398
Used rental equipment sales	1,389,469	-	1,915,000
Transportation	1,023,087	-	1,989,125
Equipment repairs and maintenance	1,585,859	-	1,902,526

TOTAL REVENUE	11,114,888	-	22,083,049

COST OF REVENUES
Salaries, payroll taxes and benefits	1,375,677	-	1,979,188
Depreciation	2,807,741	-	2,071,199
Net book value of rental equipment sold	1,217,004	-	888,127
Transportation	803,207	-	1,774,788
Equipment repairs and maintenance	1,234,936	-	1,287,578
Yard operating expenses	405,952	-	428,120

TOTAL COST OF REVENUES	7,844,517	-	8,429,000

GROSS PROFIT	3,270,371	-	13,654,049

Selling, general and administrative expenses	2,877,630	160,834	3,074,844
Other depreciation and amortization	191,259	-	31,531

INCOME (LOSS) FROM OPERATIONS	201,482	(160,834)	10,547,674

OTHER INCOME (EXPENSES)
Other income (expense)	-	-	(207,045)
Interest income	128	442,661	-
Interest expense	(1,673,637)	-	(2,232,677)
Interest rate swap	-	-	90,842
TOTAL OTHER INCOME (EXPENSES)	(1,673,509)	442,661	(2,348,880)

INCOME (LOSS) BEFORE INCOME TAXES	(1,472,027)	281,827	8,198,794

PROVISION (BENEFIT) FOR INCOME TAXES	(764,498)	58,360	2,989,030

NET INCOME (LOSS)	$(707,529)	$223,467	$5,209,764

Weighted average shares outstanding:
Basic	14,109,060	15,750,000
Diluted	14,109,060	15,750,000

Earnings (loss) per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Successor		Predecessor
	Nine Months Ended		Nine Months
	September 30,		Ended September 30,
	2009	2008	2008
REVENUE
Equipment rentals	$28,195,939	$-	$45,968,559
Used rental equipment sales	6,074,322	-	6,709,034
Transportation	3,930,877	-	6,177,380
Equipment repairs and maintenance	4,795,140	-	5,510,554

TOTAL REVENUE	42,996,278	-	64,365,527

COST OF REVENUES
Salaries, payroll taxes and benefits	4,577,779	-	5,905,781
Depreciation	8,362,978	-	6,212,574
Net book value of rental equipment sold	5,293,847	-	3,186,106
Transportation	2,917,583	-	5,248,177
Equipment repairs and maintenance	3,710,663	-	4,950,783
Yard operating expenses	1,170,746	-	1,337,341

TOTAL COST OF REVENUES	26,033,596	-	26,840,762

GROSS PROFIT	16,962,682	-	37,524,765

Selling, general and administrative expenses	8,711,528	419,975	8,994,334
Other depreciation and amortization	601,118	-	98,479

INCOME (LOSS) FROM OPERATIONS	7,650,036	(419,975)	28,431,952

OTHER INCOME (EXPENSES)
Other income (expense)	-	-	(179,065)
Interest income	327	1,325,769	-
Interest expense	(5,027,639)	-	(7,073,864)
Interest rate swap	-	-	(524,259)
TOTAL OTHER INCOME (EXPENSES)	(5,027,312)	1,325,769	(7,777,188)

INCOME BEFORE INCOME TAXES	2,622,724	905,794	20,654,764

PROVISION FOR INCOME TAXES	808,149	227,900	7,727,440

NET INCOME	$1,814,575	$677,894	$12,927,324

Weighted average shares outstanding:
Basic	14,108,458	15,750,000
Diluted	15,559,441	15,750,000

Earnings per share:
Basic	$0.13	$0.04
Diluted	$0.12	$0.04

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Successor		Predecessor
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,814,575	$677,894	$12,927,324
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	8,453,901	-	6,311,055
Amortization of deferred financing costs	371,187	-	314,143
Amortization of other intangible assets	510,195	-	-
Gain on sale of rental equipment	(780,475)	-	(3,522,928)
Unrealized loss on trading investment	-	-	179,065
Trading investment purchase	-	-	(5,187,385)
Change in fair value of interest rate swap	-	-	524,259
Deferred income taxes	945,097	(36,400)	7,250,783
Share based compensation expense	421,498	-	34,740
Changes in operating assets and liabilities:
Accounts receivable, net	5,806,699	-	(1,202,341)
Other receivables	(557,157)	-	-
Interest earned on trust fund	-	(1,627,469)	-
Prepaid expenses and other current assets	22,817	(8,981)	(791,603)
Increase in deferred interest	-	315,333	-
Spare parts inventory	(439,019)	-	(170,476)
Accounts payable and accrued expenses	(2,046,902)	49,876	44,937
Unearned rental revenue	(1,252,359)	-	555,599

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,270,057	(629,747)	17,267,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(14,477,168)	-	(17,854,604)
Purchases of property and equipment	(606,799)	-	(2,887,032)
Accounts receivable from rental equipment sales	-	-	739,256
Proceeds from sale of rental equipment	6,074,322	-	6,709,034
Payment of deferred costs	-	(404,352)	-

NET CASH USED IN INVESTING ACTIVITIES	(9,009,645)	(404,352)	(13,293,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	46,031,938	-	69,575,504
Payments on revolving credit facility	(50,123,276)	-	(68,480,318)
Payments on capital lease obligation	(2,672)	-	-
Payments for debt issuance costs	(14,651)	-	(270,000)
Payments to repurchase warrants	(175,396)	-	-
Payment for interest rate swap termnination	-	-	(3,280,000)

NET CASH USED IN FINANCING ACTIVITIES	(4,284,057)	-	(2,454,814)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,645)	(1,034,099)	1,519,012

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,000	1,051,801	8,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,355	$17,702	$1,527,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, swaps and debt issuance costs	$4,808,127	$-	$7,350,760
Cash paid for income taxes, net of refunds	$98,802	$327,500	$633,500
Equipment obtained through capital lease	$27,508	$-	$-

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

The accompanying unaudited financial statements of Essex Rental Corp. include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for the period ending September 30, 2009.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year (or any other period) and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The fair value of the Retained Interests accepted by Essex Crane’s officers in lieu of cash was based on the enterprise value for Essex Holdings ascribed by the total purchase price paid in the Essex acquisition.  The number of shares of the Company’s common stock into which the Retained Interests could be converted was based on the estimated per share cash in trust as of the acquisition closing date and approximated the common stock price on the acquisition agreement date.

Essex Rental paid a gross purchase price of $225,268,657 excluding liabilities except assumed debt of which $73,146,539 was paid in cash to sellers; $7,492,225 funded the General Escrow Agreement and Compliance Escrow Agreement and $8,810,990 was paid for transaction and other costs of the acquisition.  Also, the purchase price included the fair value of the Retained Interests of existing management of $5,000,000.  Lastly, the purchase price included common stock with a fair value (based on the closing price of Essex Rental Corp. stock on the acquisition date) of $923,734 for transaction related services and assumed debt of $129,895,169.

The Company used $82,118,675 of the proceeds of its initial public offering held in its trust account as of the closing date, as well as $9,298,594 advanced under the Essex Crane amended credit facility, to pay the net purchase price in the acquisition.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The purchase price paid by Essex Rental consisted of the following:

Cash paid to Sellers	$73,146,539
Cash paid into escrow	7,492,225
Cash paid for seller transaction and other costs	3,763,346
Cash paid for buyer transaction costs	5,047,644

Total cash paid	89,449,754
Essex Rental common stock issued for transaction costs (132,911 shares) (1)	923,734
Reservation of 632,911 shares of Essex Rental common stock for
sellers' conversion of Retained Interest in Holdings (2)	5,000,000
Essex Crane debt assumed at closing	129,895,169
Total purchase price paid for net assets acquired	$225,268,657

(1)	The common stock was valued at $6.95 per share, which approximates the quoted market price of the common stock on the date the acquisition closed.

(2)	The common stock was valued at $7.90 per share, which approximates the quoted market price of the common stock at the time the acquisition was agreed.

The fair value of the assets acquired and liabilities assumed arising from the acquisition as of October 31, 2008 were as follows:

Assets Acquired:

Cash	$1,191,660
Accounts receivable	10,701,304
Other current assets	4,964,670
Rental equipment	256,086,550
Property and equipment	8,095,892
Spare parts inventory	3,064,029
Goodwill	23,895,733
Other intangible assets	3,640,000
Other assets	2,429,403

Total Assets Acquired	314,069,241

Liabilities Assumed:

Accounts payable and accrued liabilities	13,848,973
Deferred tax liabilities	74,951,611
Total Liabilities Assumed	88,800,584

Net Assets Acquired	$225,268,657

The methodology in allocating the final adjusted purchase price of Holdings of $225.3 million, including related includable transaction expenses, to the assets acquired and liabilities assumed is described below as follows:

•	The book value of cash, accounts receivable, other current assets, accounts payable and accrued liabilities were determined to approximate their fair value due to their short term nature;

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	An experienced and qualified third party assisted in the valuation of the Company’s rental equipment and property and equipment based in part on assumptions provided by management;

•
An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark based in part on assumptions provided by management; and

•	The remaining excess purchase price paid over the net assets acquired, which included transaction costs incurred, was recorded as goodwill.

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the three and nine month periods ended September 30, 2008 as if the acquisition of Holdings had occurred on January 1, 2008.  The pro forma adjustments recorded associated with the fair value of assets acquired relate mainly to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Total revenues	$22,083,049	$64,365,527
Gross profit	12,972,257	35,478,366
Income from operations	9,525,593	25,431,099
Net income	4,310,598	10,780,733
Basis and diluted net income per common share	0.30	0.76

The above unaudited pro forma information is presented for illustrative purposes only and are not intended to be, and may not be indicative of the results of operations that would have actually occurred had the acquisition of Holdings occurred as presented.  Also, future results may vary significantly from the results reflected in such pro forma information.

2.	Significant Accounting Policies

Please refer to note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our significant accounting policies except for revenue recognition, which is described below.

Revenue Recognition

Essex recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance.  We generate revenue from Essex Crane’s rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance.  In many instances, Holdings provides some of the above services under the terms of a single customer Equipment Rental Agreement.

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight line basis over the rental period specified in the associated equipment rental agreement.  Rental contract terms span several months or longer.  Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period.  Repair service revenue is recognized when the service is provided.  Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex Crane service center, storage yard or next customer location.  New and used rental equipment sales are recognized upon acceptance by the customer and the execution of a definitive sales agreement stipulating the date risk ownership is transferred.

These policies are directly related to our cash flow and earnings.  There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts.  The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

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

Segment Reporting

The Company has determined based on the Financial Accounting Standards Board’s (the “FASB”) guidance regarding “Segment Reporting” that although it has several distinct revenue streams including equipment rental and transportation, used equipment sales, and repairs and maintenance, it has only one reportable segment. This determination was based upon how management allocates its resources and assesses performance.

Reclassification

The Company changed its presentation of revenues and related costs associated with insurance recoveries for repair of damage to equipment from accidents or natural disasters while on rent within the Statement of Operations to report these revenues and cost of revenues gross within continuing operations to better reflect the nature of the transactions for all periods presented and reflecting the terms within the rental agreements.  It had previously been presented on a net basis within Other Income (Expense).

Recently Issued and Adopted Accounting Pronouncements

In December 2007, the FASB issued a revision to the accounting for business combinations.  Under the revised guidance, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, the new guidance will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures.  The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because this standard was applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed in 2009 or thereafter.

In March 2008, the FASB issued a statement which establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption on January 1, 2009 did not have a material impact on its consolidated financial statement disclosures.  See the additional disclosures in Note 5.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2008, the FASB issued a pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset related to Goodwill and Other Intangible Assets.  The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset under previous guidance and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles.  This guidance is effective for our interim and annual financial statements beginning in 2009 and early adoption is prohibited.  The adoption did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a statement on Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosure about fair value measurements.  The Company adopted this statement as required effective January 1, 2008.  In addition, in February 2008 the FASB issued a pronouncement which delayed by one year the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements at least annually.  Assets and liabilities subject to this deferral included goodwill, intangible assets, long-lived assets measured at fair value for impairment assessments and nonfinancial assets and liabilities initially measured at fair value in a business combination.  The provisions of this pronouncement, which were applied prospectively from January 1, 2009, did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a pronouncement that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  In addition, the pronouncement amends previous guidance to require that a reporting entity disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The Company adopted the pronouncement as required during the quarter ended June 30, 2009.  The adoption of this pronouncement resulted in additional disclosures in Note 6.

In April 2009, the FASB issued additional guidance which expands to interim periods the fair value disclosures required for financial instruments.  It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes in the methods and significant assumptions from prior periods.  The Company adopted this guidance during the quarter ended June 30, 2009, which was applied prospectively, resulted in additional disclosures contained in Note 6.

In May 2009, the FASB issued a standard related to subsequent events that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively.  The Company adopted the standard during the quarter ended June 30, 2009.  In accordance with the standard, the Company has evaluated subsequent events through the date and time the financial statements were issued on November 4, 2009.

 In June 2009 the FASB issued a standard that amends the GAAP hierarchy.  On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification which will supersede all existing non-SEC accounting and reporting standards.  The Codification is effective for fiscal years and interim periods ended after September 15, 2009 and had no effect on our unaudited consolidated financial statements upon adoption other than current references to GAAP which were replaced with references to the applicable codification paragraphs or described in plain English.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In August 2009, the FASB issued a standard related to the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The adoption had no impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued accounting guidance that provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company would be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, as earlier application is permitted, the Company decided to apply this guidance retrospectively for all prior periods.  The application of the new guidance had no impact on the Company’s units of accounting, the allocation of arrangement consideration, the pattern and timing of revenue recognition or the consolidated financial statements.

3.	Intangible Assets

Goodwill of $23,895,733 was recorded associated with the acquisition of Holdings on October 31, 2008 for the excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed.  The goodwill was subsequently determined to be impaired as of December 31, 2008 upon review of information up until the date the financial statements were issued and was written off in full.

In addition, a customer relationship intangible and trademark were recorded at fair value associated with the acquisition of Holdings.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at September 30, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Customer relationship intangible	$1,528,952	$(312,294)	$1,216,658
Trademark	1,562,928	(319,234)	1,243,694
	$3,091,880	$(631,528)	$2,460,352

The customer relationship intangible and trademark carrying amounts were reduced by $73,918 and $75,561, respectively, for the three months ended September 30, 2009 and $271,048 and $277,072, respectively, for the nine months ended September 30, 2009 associated with the recognized tax deduction related to the excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $159,785 and $510,195 for the three and nine months ended September 30, 2009 respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at September 30, 2009) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.25% at September 30, 2009) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At September 30, 2009 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The weighted average interest rate on the revolving credit facility at September 30, 2009 was 2.51%.

The outstanding balance on the revolving credit facility was $133.3 million at September 30, 2009.  The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $181.8 million at September 30, 2009.  The Company’s available borrowing under the revolving credit facility is approximately $48.5 million at September 30, 2009.

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

Borrowings under the revolving credit facility accrued interest at the borrower’s option at either (a) the bank’s prime rate plus an applicable margin or (b) a Eurodollar rate based the rate the bank offers deposits of U.S. Dollars in the London interbank market plus an applicable margin.  The Predecessor was also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  The applicable prime rate margin, Eurodollar LIBOR rate, and unused line commitment fee vary based on the amount of monthly average excess availability as defined in the credit agreement.  At September 30, 2008 the applicable prime rate margin, Eurodollar LIBOR margin, and unused line commitment fee were 0.25%, 2.00% and 0.25%, respectively.

The weighted average interest rate on the predecessor’s revolving credit facility at September 30, 2008 was 4.53%.

Loan Covenants and Compliance

As of September 30, 2009 and for the nine months then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20 million threshold.  The Company’s available borrowing base of approximately $48.5 million well exceeded the threshold at September 30, 2009.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or euro-dollar LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of September 30, 2009, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 75% of the Company’s credit facility.  As of September 30, 2009, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts, based on one month LIBOR, was 2.50%.

At September 30, 2009, the interest rate swap liability had a fair value of $2,624,028 and was included in long-term liabilities.  The associated unrealized loss reported in accumulated other comprehensive income was $1,626,898, which is net of tax of $997,130.

For the nine months ended September 30, 2009, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income was a decrease of $800,585 ($493,931 net of tax). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending September 30, 2010, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.36% at September 30, 2009.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $0.6 million and $1.7 million for the three and nine month periods ended September 30, 2009, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of September 30, 2009.  Comparative disclosures will be presented in future periods.

Disclosure of Fair Value of Liability Derivative
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap	Long-term Liabilities	$2,624,028

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2009.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Three Months Ended September 30, 2009

Interest Rate Swap	$1,468,221	Interest expense	$(621,004)	Other income / (expense)	$-

For the Nine Months Ended September 30, 2009

Interest Rate Swap	$967,098	Interest expense	$(1,767,683)	Other income / (expense)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($2,770,000).  As of September 30, 2009, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of approximately ($2,770,000).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Predecessor did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment.  The changes in fair value of the Predecessor’s swap for the three and nine months ended September 30, 2008 were an unrealized gain of $90,842 and an unrealized loss of ($524,259), respectively and are reported as a component of other income (expenses) in its consolidated statement of operations.

6.  Fair Value

The FASB issued a statement on Fair Value Measurements which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets:
•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s interest rate swap is recorded at fair value on a recurring basis and had a liability fair value of approximately $2.6 million as of September 30, 2009.  The Company’s interest rate derivative instrument is not traded on a market exchange and therefore, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate) and are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s revolving credit facility as of September 30, 2009 was approximately $133.3 million.  The fair value of the Company’s revolving credit facility was approximately $126.9 million as of September 30, 2009.

The fair values of the Company’s financial instruments, other than the interest rate swap and revolving credit facility, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  Earnings Per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(707,529)	$223,467	$1,814,575	$677,894

Weighted average shares outstanding:
Basic	14,109,060	15,750,000	14,108,458	15,750,000

Effect of dilutive securities:
Warrants	-	-	1,450,983	-
Options	-	-	-	-
Diluted	$14,109,060	$15,750,000	$15,559,441	$15,750,000

Basic earnings (loss) per share	$(0.05)	$0.01	$0.13	$0.04
Diluted earnings (loss) per share	$(0.05)	$0.01	$0.12	$0.04

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three and nine months periods ended September 30, 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options, only in the periods in which such effect is dilutive.  Potential common shares issuable from the assumed conversion of Units and the exercise of Warrants and Options are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company has a net loss for the three months ended September 30, 2009.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one Warrant.  Each Warrant entitles the holder to purchase from the Company one share of common stock.

The 14,437,500 Warrants and the UPO for 600,000 Units issued in conjunction with the Company's Offering did not become exercisable until October 31, 2008 (date of Holdings acquisition).  Accordingly, since the exercisability of the Warrants and UPO was contingent on a future event, the Warrants and UPO were not reflected in the calculation of diluted EPS for the three or nine month periods ended September 30, 2008.

Units that could be converted into 1,200,000 weighted average common shares for the three and nine months ended September 30, 2009 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Options that could be converted into 565,000 weighted average shares for the nine months ended September 30, 2009 were outstanding but were not included in the computation of diluted earnings per shares because the effects would be anti-dilutive.

As of September 30, 2009, there were 12,870,781 Warrants, 565,000 Stock Options, and the UPO for 600,000 Units as described above outstanding, which are exercisable at $5.00, $4.50, and $8.80, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive income was composed of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(707,529)	$223,467	$1,814,575	$677,894
Other comprehensive income -
interest rate swap	(526,341)	-	493,931	-
Comprehensive income (loss)	$(1,233,870)	$223,467	$2,308,506	$677,894

8.  Income Taxes

The Company’s effective tax rate of 51.9% for the three month period ended September 30, 2009 was higher than the statutory federal tax rate due to state taxes including a favorable change in a state tax position.  The Company’s effective tax rate of 30.8% for the nine month period ended September 30, 2009 was lower than the statutory federal tax rate primarily due to state taxes.  The Company’s effective rate of 20.7% and 25.2% for the three and nine month periods ended September 30, 2008, respectively, were lower than the statutory federal tax rate primarily due to state and local taxes, which were more than offset by interest income that was not taxable.

The Predecessor’s effective tax rates of 36.5% and 37.4% for the three and nine month periods ended September 30, 2008, respectively, were higher than the federal statutory tax rate primarily due to state and local income taxes.

At September 30, 2009, the Company has unused federal net operating loss carry-forwards totaling approximately $45.0 million that begin expiring in 2020.  At September 30, 2009, the Company also has unused state net operating loss carry-forwards totaling approximately $24.8 million that expire between 2009 and 2020.  The net operating loss carry-forwards are primarily from the acquisition of Holdings which are subject to Internal Revenue Code section 382 (section 382) annual limitations of approximately $4.0 million based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013, the five year period following the acquisition as permitted under section 382.

The Company also has unrecorded excess tax goodwill of approximately $5.5 million associated with the acquisition of Holdings at September 30, 2009.  The excess tax goodwill is amortized over the remaining seven year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

The Company has unrecognized tax benefits of approximately $1.2 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively primarily associated with tax positions taken in the prior year.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and nine months ended September 30, 2009.  The Predecessor had no unrecognized tax benefits as of September 30, 2008.

9. Stock Based Compensation

The Company has available up to 1,575,000 shares to issue under its 2008 Long-term Incentive Plan to key employees and directors of the Corporation.  Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.  Stock based compensation is accounted for in accordance with generally accepted accounting principles, which results in compensation expense being recorded based on the fair value of the share compensation granted.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company issued 9,453 shares of common stock under the Hyde Park Acquisition Corp. 2007 Long-term Incentive Plan during the nine months ended September 30, 2009 to certain employees as compensation.  The weighted average grant price of the shares was $6.19 per share.  The aggregate grant date fair value of approximately $57,000 amounts to 41% of the amount of reduced cash salaries and was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of senior management and other managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively. The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.

On December 18, 2008, the Successor granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such no stock options were vested as of September 30, 2009 and December 31, 2008.

The Company recorded $119,556 and $358,668 of compensation in selling, general and administrative expenses for the three and nine month periods ended September 30, 2009 with the offset recorded in additional paid in capital. There was approximately $1.1 million of total unrecognized compensation cost as of September 30, 2009 related to non-vested stock option awards.  The remaining cost is expected to be recognized ratably over the years ended December 31, 2009, 2010 and 2011.  Based on the Company’s closing common stock price of $6.00 at September 30, 2009, all of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $0.8 million.

10.  Common Stock and Warrants

On November 8, 2008, our Board of Directors authorized a stock repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $12.0 million of the Company’s outstanding common stock and warrants.  The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors.  Repurchases of our common stock are funded with cash flows of the business.

The Company purchased 148,200 warrants to acquire common stock for $175,396 during the nine months ended September 30, 2009.  There was approximately $10.0 million remaining available for future common stock and warrant purchases at September 30, 2009.

The Company issued 1,300 shares of common stock during the nine months ended September 30, 2009 for director services.

11.  Commitments, Contingencies and Related Party Transactions

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  The Company’s statements of operations for the three and nine month periods ended September 30, 2009 and 2008 include $22,500 and $67,500, respectively, of expense related to this agreement.

Management services were provided to Essex Crane Rental Corp. by the general partner of one of the members of Essex Holdings, LLC through October 31, 2008. Under terms of an agreement, the Predecessor was required to pay management fees.  The Predecessor was charged and paid $125,000 and $375,000 for management fees for three and nine month periods ended September 30, 2008, respectively.  These costs are included in selling, general and administrative expenses in the Predecessor’s accompanying unaudited consolidated statements of operations.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 The Company maintains reserves for personal property taxes.  These reserves are based on a variety of factors including: duration of rental in each county jurisdiction, tax rates, rental contract terms, customer filings, tax-exempt nature of projects or jurisdictions, statutes of limitations and potential related penalties and interest.  Additionally, most customer rental contracts contain a provision that provides that personal property taxes are an obligation to be borne by the lessee.  Where provided in the rental contract, management will invoice the customer for any personal property taxes paid by the Company.  An estimated receivable has been provided in connection with this liability, net of an estimated allowance.  This customer receivable has been presented as other receivables in current assets while the property tax reserve has been included in accrued taxes.

Management estimates the gross personal property taxes liability of the Company to be approximately $5.0 million and $4.1 million at September 30, 2009 and December 31, 2008, respectively. The related contractual customer receivable was approximately $3.6 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2009, and its results of operations for the three and nine month periods ended September 30, 2009, and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Business Combination

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the ownership of Holdings.  The purchase agreement provided for a gross purchase price of $210.0 million, less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5,000,000 stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing date based on Essex Crane’s working capital as of the closing date and crane purchases and sales by Essex Crane prior to the closing date.  The adjusted purchase price of the Holdings acquisition was $215.5 million, [including the amount of Essex’s indebtedness outstanding under Essex Crane’s credit facility immediately prior to the closing]. For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our unaudited consolidated financial statements.

The acquisition, excluding transaction costs was financed with approximately $80.6 million of cash from the proceeds of the Company’s initial public offering, the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and approximately $129.9 million of assumption of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date).  In addition, as was required under the Company’s certificate of incorporation, shortly after completion of the acquisition approximately $18,705,000 of the proceeds of the Company’s initial public offering was paid to shareholders who voted against the acquisition of Essex Crane and exercised their conversion rights.

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

Purchase Price in the Acquisition

The purchase price of the Holdings acquisition was negotiated during the fourth quarter of 2007 and the first quarter of 2008 and was agreed upon on March 6, 2008, the date the purchase agreement was signed.  The Company based its purchase price negotiations on its estimates of the enterprise value of Holdings, which in turn were based on Holdings’ historical and projected revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which were provided by the sellers.  The Company’s Management and financial advisor determined that the purchase price was fair to the Company from a financial point of view using three methodologies:

•
an analysis of expected discounted future cash flows, wherein the advisor applied a discount rate of 14.1% to six years of forecasted EBITDA to compute the fair value of Essex’s discounted future cash flows;

•
an analysis of comparable public companies, wherein the advisor utilized the median EBITDA and EBIT multiple of eight publicly traded companies that the advisor and Management believed were comparable to Essex; and

•
an analysis of comparable transactions, wherein the advisor utilized the median EBITDA and EBIT multiple from 14 transactions the advisor and Management believed were comparable to the Essex acquisition.

For additional information regarding the assumptions used to negotiate the purchase price and the analysis performed by our financial advisor, please see the sections of Essex’s Definitive Proxy Statement, filed with the Commission on October 8, 2008, entitled “THE ACQUISITION PROPOSAL – Background of the Acquisition” (beginning on page 43) and “THE ACQUISITION PROPOSAL – Fairness Opinion” (beginning on Page 49).

The Company’s management continued to believe that the negotiated purchase price was fair as of the October 31, 2008 closing date given the financial results of Holdings through September 30, 2008, which were consistent with the projections evaluated by the Company’s management (and the financial advisor that provided a fairness opinion) when originally analyzing the enterprise value of Holdings and negotiating the purchase price.

Under the terms of its initial public offering, the Company’s initial business combination was required to be with a business whose fair market value was at least equal to 80% of the Company’s net assets on the acquisition date.  The fairness opinion obtained by the Company’s board of directors in connection with the acquisition included an opinion that the fair market value of Holdings satisfied the “80% test”, based on the maximum net asset value of the Company, which the financial advisor determined to be approximately $155.0 million based on the Company’s book value as of September 30, 2007 of approximately $79.8 million and approximately $75.2 million in contingent capital representing the aggregate exercise price of the Company’s outstanding warrants that would become exercisable following the closing of a business combination, which had not significantly changed as of the acquisition date.  The purchase price excluding transaction costs (the fair market value of the acquired company) of $215.5 million was well in excess of $124.0 million (80% of $155.0 million, the maximum value of the acquiring company).

Goodwill Impairment – Subsequent to Acquisition

Goodwill of $23,895,733 was recorded associated with the acquisition of Holdings on October 31, 2008 for the excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed.  The goodwill was subsequently determined to be impaired as of December 31, 2008 upon review of information up until the date the financial statements were issued and was written off in full.

As required by applicable accounting guidance, the Company was required to consider various triggering events that could indicate that its fair value had fallen below its book value as of December 31, 2008 which could result in the recognition of an impairment loss.  Management determined that the 35.3% decline in its stock price from $6.95 on October 31, 2008, the date of the acquisition, to $4.50 at December 31, 2008 was a triggering event that required further analysis.  The decline in stock price resulted in the Company’s market capitalization being less than the book value of equity for the month of December 2008, which management considered an extended period of time.  As such, the Company engaged an experienced and qualified third party to assist Management in performing a valuation of goodwill using management’s assumptions discussed below.

The Company, as required by applicable accounting guidance, considered all financial information available through February 2009  in refining its assumptions used to perform the valuation including its declining revenues, gross margin, a declining backlog and other financial information in determining its forecast of future revenues, gross margin, EBITDA and EBIT.  These forecast assumptions were significantly worse than those utilized in determining the purchase price in March 2008 (which management also considered appropriate as of the October 31, 2008 acquisition date) due to the rapidly declining economy and the credit crisis during November and December 2008 which continued into the first quarter of 2009 at which time it began negatively effecting our business.  In addition to reduced forecast assumptions, there was also a decline in other market based measures, including the EBITDA median multiple of comparable public companies, which were brought on by the rapidly declining economy and credit crisis.  A valuation of the Company was prepared for goodwill impairment analysis purposes using the following methodologies:

•
an analysis of expected discounted future cash flows, wherein the advisor applied a discount rate of 13.0% to five years of forecasted future cash flows  to compute the fair value of Essex’s discounted future cash flows; and

•
an analysis of EBITDA multiples calculated using an estimated enterprise value based on financial information for comparable public companies, wherein the advisor used an EBITDA multiplier for seven publicly traded companies that the advisor and Management believed were comparable to Essex.

The average EBITDA estimates for the comparable five year period used in the discounted cash flow valuation for the goodwill impairment evaluation were 14.1% lower than those used for the fairness opinion.  Also, the EBITDA multiple derived from the estimated enterprise value of comparable public companies used for the goodwill impairment evaluation decreased approximately 43.7% from the acquisition date value used in the fairness opinion.

Based on the results of the valuation performed, and in conjunction with the significant decreases in the metrics used in the valuation, the fair value of the equity of the Company’s single reporting unit was estimated at approximately $49.7 million, compared to book value of equity of approximately $86.9 million.  As a result, the Company performed a step 2 impairment analysis and since the book value of equity exceeded its fair value by more than the amount of the goodwill recorded at December 31, 2008, all of the goodwill was deemed to be impaired resulting in a loss of approximately $23.9 million recognized in the Company’s statement of operations for the year ended December 31, 2008.

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

Equipment Rental    We offer for rent 28 models of crawler crane and attachment rental equipment on a monthly basis. The attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of up to 50 years when properly maintained. The weighted-average age of our fleet was approximately 16 years at September 30, 2009 and December 31, 2008.

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

•
Used rental equipment sales revenue – In Essex Crane’s ordinary course of business, it sells used cranes and attachments over time to optimize the combination of crane models and lifting capacities available in its fleet as it perceives market demands and opportunities.  On average, Essex Crane has historically achieved sale prices for equipment in excess of the carrying value.  This is due to the long useful life of Essex Crane’s crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets.  Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership.  The gain on sale of rental equipment of the Predecessor will not be indicative of near term future results in light of Essex Crane’s recent acquisition since the rental equipment has been adjusted to fair value as of the closing date, thereby reducing future gain on sale;

•
Transportation revenue – Transportation revenue is derived from Essex Crane’s management of the logistics process by which Essex Crane’s rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation.  Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and Essex Crane’s fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third party providers.  The key drivers of transportation revenue are crane and attachment utilization rates and average contract lengths.  Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue.  The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs.  Transportation revenue is recognized upon completion of the transportation of equipment; and

•
Equipment repair and maintenance revenue – While crawler cranes or attachments are on rent, much of the repair and maintenance work is paid for by the customer.  Essex Crane performs a portion of the repair and maintenance work and recognizes revenue for such services to the extent they are the customer’s responsibility.  This category of revenue also includes Essex Crane providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental.  Key drivers for repair and maintenance revenue are the utilization rates for cranes and attachments as well as jobsite operating conditions. Repair and maintenance revenue is recognized as such services are performed.

In summary, 65.6% of total revenue for the nine months ended September 30, 2009 was generated through equipment rental, 14.1% through used rental equipment sales, 9.1% through transportation services and 11.2% through repair and maintenance services.

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

Results of Operations

Essex Rental Corp.   – Three months ended September 30, 2009 compared to the three months ended September 30, 2008

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

The Company had net loss of $0.7 million for the three months ended September 30, 2009.  Total revenue, cost of revenues and gross profit were $11.1 million, $7.8 million and $3.3 million, respectively, for the three months ended September 30, 2009.   Selling, general, administrative and other expenses of $3.1 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel, depreciation and amortization expenses.  Interest expense related to Essex Crane’s revolving credit facility was $1.7 million for the three months ended September 30, 2009.  The Company had an income tax benefit of $0.8 million for the three months ended September 30, 2009 related to loss before income taxes of $1.5 million.

For the three months ended September 30, 2008, Essex Rental, prior to the acquisition of Holdings, had a net income of $0.2 million derived primarily from interest income of $0.4 million offset by operating expenses of $0.2 million, including officers' liability insurance, professional fees, travel and other expenses, Delaware franchise taxes, transfer agent and trustee fees, administrative fees, other operating expenses and New York state and city income taxes.

Essex Rental Corp. -- Operating Results for the three months ended September 30, 2009 compared to the unaudited pro forma Operating Results for the three months ended September 30, 2008

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date.  The following unaudited pro forma financial information provides a comparison of the Company’s results of operations for the three months ended September 30, 2009 to the pro forma results of operations for the three months ended September 30, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.   Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the three months ended September 30, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and may not be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.  The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q.

	Successor	Pro Forma
	Three Months Ended September 30,
	2009	2008
Revenue	$11,114,888	$22,083,049
Cost of Revenues	7,844,517	9,110,792
Gross Profit	3,270,371	12,972,257
Selling, General, Administrative
and Other Operating Expenses	3,068,889	3,446,664
Income from Operations	201,482	9,525,593
Other Income (Expense), Net	(1,673,509)	(2,741,849)
Income (loss) before Income Taxes	(1,472,027)	6,783,744
Provision (benefit) for Income Taxes	(764,498)	2,473,146
Net Income (Loss)	$(707,529)	$4,310,598

For the three months ended September 30, 2009 we had net loss of $0.7 million compared to pro forma net income a $4.3 million for the three months ended September 30, 2008.   The $5.0 million decrease in net income was due to a decrease in revenue and gross profit of $11.0 million (49.7%) and $9.7 million (74.8%), respectively, resulting primarily from lower equipment rental revenue of $9.2 million, lower used rental equipment sales of $0.5 million, lower transportation revenue of $1.0 million and lower equipment repair and maintenance revenue of $0.3 million.  The lower gross profit was partially offset by a decrease in selling, general, administrative and other operating expenses of $0.4 million, and a $0.9 million lower interest expense associated with lower market interest rates on our debt and a lower income tax expense of $3.2 million.

	Successor	Pro Forma
	Three Months Ended September 30,
	2009	2008
REVENUE
Equipment Rentals	$7,116,473	$16,276,398
Used rental equipment sales	1,389,469	1,915,000
Transportation	1,023,087	1,989,125
Equipment repairs and maintenance	1,585,859	1,902,526
Total Revenue	$11,114,888	$22,083,049

Revenue for the three months ended September 30, 2009 was $11.1 million, a 49.7% decrease compared to pro forma revenue of $22.1 million for the three months ended September 30, 2008.   Revenue and Pro Forma Revenue were comprised of the following components:

•
Equipment rental revenue, which represented 64.0% of total revenue, was $7.1 million for the three months ended September 30, 2009, a 56.3% decrease from $16.3 million on a pro forma basis for the three months ended September 30, 2008.  This decrease was primarily driven by a decrease in crane utilization to 38.6% under the “days” method (or 43.1% if calculated using the “hits” method) for the three months ended September 30, 2009 from 72.8% under the “days” method (or 76.7% if calculated using the “hits” method) on a pro forma basis for the three months ended September 30, 2008.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The decline in equipment rental income was also impacted by a decrease in the average crane rental rate of 6.9%, to $20,716 (per crane per rental month) for the three months ended September 30, 2009 relative to $22,258 on a pro forma basis for the three months ended September 30, 2008.  The decrease in average crane rental rate was primarily the result of a change in the mix of cranes on rent toward lower rental rate cranes as well as a decrease in rental rates for the same models of equipment quarter over quarter due to excess capacity in the market;

•
Used rental equipment sales revenue, which represented 12.5% of total revenue, was $1.4 million for the three months ended September 30, 2009, a 27.4% decrease from pro forma used rental equipment sales revenue of $1.9 million for the three months ended September 30, 2008.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Three lower lifting capacity cranes were sold by Essex Crane during the three months ended September 30, 2009 a decrease from five during the three months ended September 30, 2008.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds into a smaller number of larger, higher capacity cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 163 tons and 160 tons for the three months ended September 30, 2009 and 2008, respectively, compared to 440 tons for the crane purchased during the three months ended September 30, 2009.  There were no purchases of cranes for the three months ended September 30, 2008;

•
Transportation revenue, which represented 9.2% of total revenues, was $1.0 million for the three months ended September 30, 2009, a 48.6% decrease from pro forma transportation revenue of $2.0 million for the three months ended September 30, 2008.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Repair and maintenance revenue (including rigging and other services), which represented 14.3% of total revenue, was $1.6 million for the three months ended September 30, 2009, a 16.6% decrease from pro forma repair and maintenance revenue of $1.9 million for the three months ended September 30, 2008.  This decrease is attributed to a decrease in demand for repair, maintenance and other services resulting from lower crane rental utilization.

	Successor	Pro Forma
	Three Months Ended September 30,
	2009	2008
COST OF REVENUES

Salaries, payroll taxes and benefits	$1,375,677	$1,979,188
Depreciation expense (a)	2,807,741	2,752,991
Book value of equipment sold	1,217,004	888,127
Transportation	803,207	1,774,788
Equipment repairs and maintenance	1,234,936	1,287,578
Yard operating expenses	405,952	428,120
Total Cost of Revenues	$7,844,517	$9,110,792

(a)
A pro forma adjustment to depreciation expense of $0.7 million is reflected for the three months ended September 30, 2008 based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Cost of revenues for the three months ended September 30, 2009 was $7.8 million, a 13.9% decrease from the pro forma cost of revenues of $9.1 million for the three months ended September 30, 2008.  Cost of revenues was 70.6% of total revenue for the three months ended September 30, 2009, relative to 41.3% for the three months ended September 30, 2008.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation expenses, and equipment repairs and maintenance partially offset by an increase in the net book value of equipment sold as described below:

•
Salary, payroll tax and benefit expenses decreased 30.5% to $1.4 million for the three months ended September 30, 2009 from $2.0 million on a pro forma basis for the three months ended September 30, 2008.  The decrease was a direct result of lower overtime, some headcount reduction and reduced bonus expense.

•
Depreciation expense related to rental equipment remained level at $2.8 million for the three months ended September 30, 2009 compared to the pro forma basis for the three months ended September 30, 2008.

•
Net book value of rental equipment sold increased 37.0% to $1.2 million for the three months ended September 30, 2009, from $0.9 million on a pro forma basis for the three months ended September 30, 2008.  The increase in net book value of equipment sold was driven by a higher relative asset basis for the sales occurring after the fair value acquisition accounting recorded on October 31, 2008 and more than offset the decrease in number of cranes sold.

•
Transportation expense decreased 54.7% to $0.8 million for the three months ended September 30, 2008 from $1.8 million for the three months ended September 30, 2008.  The decrease was primarily related to lower crane rental utilization.

•
Equipment repairs and maintenance expenses decreased 4.1% to $1.2 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2008.  The decrease was primarily due to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

•	Yard operating expense remained level at $0.4 million for the three months ended September 30, 2009 compared to the pro forma basis for the three months ended September 30, 2008.

Essex Crane’s gain on the sale of used rental equipment was $0.2 million (12.4% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the three months ended September 30, 2009 compared to a pro forma gain of $1.0 million (53.6% margin) for the three months ended September 30, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the corresponding period.  The pro forma gain on sale of equipment included in these pro forma financial results for the three months ended September 30, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

	Successor	Pro Forma
	Three Months Ended September 30,
	2009	2008
SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general, administrative and other	$2,877,630	$3,235,678
Non-rental depreciation and amortization (a)	191,259	210,986
Total Selling, General, Administrative and Other Operating Expenses	$3,068,889	$3,446,664

(a)
An adjustment to non-rental depreciation amortization expense of $0.2 million was recorded for the three months ended September 30, 2008 for the amortization of the customer list and trademark acquired in the Holdings acquisition.

Selling, general, administrative and other operating expenses for the three months ended September 30, 2009 was $3.1 million, a $0.3 million or 11.0% decrease from $3.4 million on a pro forma basis for the three months ended September 30, 2008.  Selling, general, administrative and other operating expenses decreased primarily due to a compensation expense decrease of $0.3 million and lower professional fees which were related to the acquisition of Holdings of $0.4 million partially offset by higher operating costs associated with being a public company including fees related to the Company’s board of directors, audit and investor relations.  Selling, general, administrative and other operating expenses increased to 27.6% of total revenue for the three months ended September 30, 2009, from 15.6% on a pro forma basis for the three months ended September 30, 2008 primarily due to lower revenues.  Other components of general and administrative expenses include bad debt reserve, payroll taxes and benefits, insurance and selling and marketing expenses.

	Successor	Pro Forma
	Three Months Ended September 30,
	2009	2008
OTHER INCOME (EXPENSES), NET

Other income (expense)	$-	$(207,045)
Interest income	128	-
Interest expense	(1,673,637)	(2,534,804)
Total Other Income (Expenses), Net	$(1,673,509)	$(2,741,849)

Interest expense of $1.7 million for the three months ended September 30, 2009 decreased by $0.8 million or 34.0% from $2.5 million on a pro forma basis primarily due to lower market interest rates on the Company’s debt.

 Income tax provision (benefit) was $0.8 million for the three months ended September 30, 2009, compared to a $2.5 million pro forma income tax provision expense for the three months ended September 30, 2008.  The lower provision for income taxes for the three months ended September 30, 2009 was primarily due to a loss before tax during the three months ended September 30, 2009.  The effective tax rates of 51.9% and 36.5% for the three months ended September 30, 2009 and 2008, respectively, were higher than the statutory tax rate due to state and local income taxes.  The three months ended September 30, 2009 in particular was benefitted by a favorable change in a state related tax position.

Essex Crane had 120 full-time employees as at September 30, 2009 compared to 129 full-time employees at September 30, 2008.

Essex Rental Corp. — Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

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

The Company had a net income of $1.8 million for the nine months ended September 30, 2009.  Total revenue, cost of revenues and gross profit were $43.0 million, $26.0 million and $17.0 million, respectively, for the nine months ended September 30, 2009.  Selling, general, administrative and other expenses of $9.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel depreciation and amortization expenses.  Interest expense related to Essex Crane’s revolving credit facility was $5.0 million for the nine months ended September 30, 2009.  The Company had an income tax expense of $0.8 million for the nine months ended September 30, 2009 related to income before income taxes of $2.6 million.

For the nine months ended September 30, 2008, Essex Rental, prior to the acquisition of Essex Holdings, had net income of $0.7 million derived primarily from interest income of $1.3 million offset by operating expenses of $0.4 million, including officers' liability insurance, professional fees, travel and other expenses, Delaware franchise taxes, transfer agent and trustee fees, administrative fees, other operating expenses and New York state and city income taxes.

Essex Rental Corp. – Operating Results for the nine months ended September 30, 2009 compared to the unaudited pro forma Operating Results for the nine months ended September 30, 2008

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date.  The following unaudited pro forma financial information provides a comparison of the Company’s results of operations for the nine months ended September 30, 2009 to the pro forma results of operations for the nine months ended September 30, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.  Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the nine months ended September 30, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Quarterly Report on Form 10-Q.

	Successor	Pro Forma
	Nine Months Ended September 30,
	2009	2008
Revenue	$42,996,278	$64,365,527
Cost of Revenues	26,033,596	28,887,161
Gross Profit	16,962,682	35,478,366
Selling, General, Administrative
and Other Operating Expenses	9,312,646	10,047,267
Income from Operations	7,650,036	25,431,099
Other Income (Expense), Net	(5,027,312)	(8,206,072)
Income before Income Taxes	2,622,724	17,225,027
Provision for Income Taxes	808,149	6,444,294
Net Income	$1,814,575	$10,780,733

For the nine months ended September 30, 2009 we had net income of $1.8 million compared to pro forma net income of $10.8 million for the nine months ended September 30, 2008.   The $9.0 million decrease in net income was due to a decrease in revenue and gross profit of $21.4 million (33.2%) and $18.5 million (52.2%), respectively, resulting primarily from lower equipment rental revenue of $17.8 million and lower transportation revenue of $2.2 million.  This was partially offset by an by a decrease in selling, general, administrative and other operating expenses of $0.7 million, $3.0 million lower interest expense associated with lower market interest rates on our debt and lower income tax expense of $5.6 million.

	Successor	Pro Forma
	Nine Months Ended September 30,
	2009	2008
REVENUE
Equipment Rentals	$28,195,939	$45,968,559
Used rental equipment sales	6,074,322	6,709,034
Transportation	3,930,877	6,177,380
Equipment repairs and maintenance	4,795,140	5,510,554
Total Revenue	$42,996,278	$64,365,527

Revenue for the nine months ended September 30, 2009 was $43.0 million, a 33.2% decrease compared to pro forma revenue of $64.4 million for the nine months ended September 30, 2008.   Revenue and Pro Forma Revenue were comprised of the following components:

•
Equipment rental revenue, which represented 65.6% of total revenue, was $28.2 million for the nine months ended September 30, 2009, a 38.7% decrease from $46.0 million on a pro forma basis for the nine months ended September 30, 2008.  This decrease was primarily driven by a decrease in crane utilization to 46.6% under the “days” method (or 51.4% if calculated using the “hits” method) for the nine months ended September 30, 2009 from 72.6% under the “days” method (or 77.1% if calculated using the “hits” method) on a pro forma basis for the nine months ended September 30, 2008.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The decline in utilization was partially offset by an increase in the average crane rental rate of 3.9% to $21,714 (per crane per rental month) for the nine months ended September 30, 2009 relative to $20,908 on a pro forma basis for the nine months ended September 30, 2008.  This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex Crane continues to manage the fleet toward larger lifting capacities;

•
Used rental equipment sales revenue, which represented 14.1% of total revenue, was $6.1 million for the nine months ended September 30, 2009, a 9.5% decrease from pro forma used rental equipment sales revenue of $6.7 million for the nine months ended September 30, 2008.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Twelve lower lifting capacity cranes were sold by Essex Crane for the nine months ended September 30, 2009 which was a decrease from twenty for the nine months ended September 30, 2008.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 163 tons and 145 tons for the nine months ended September 30, 2009 and 2008, respectively, compared 330 tons and 299 tons for cranes purchased during the same periods, respectively.  Cranes sold during the nine months ended September 30, 2009 were sold at an average price in excess of 115% of Orderly Liquidation Value (“OLV”).  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

•
Transportation revenue, which represented 9.1% of total revenues, was $3.9 million for the nine months ended September 30, 2009, a 36.4% decrease from pro forma transportation revenue of $6.2 million for the nine months ended September 30, 2008.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Repair and maintenance revenue (including rigging and other services), which represented 11.2% of total revenue, was $4.8 million for the nine months ended September 30, 2009, a 13.0% decrease from pro forma repair and maintenance revenue of $5.5 million for the nine months ended September 30, 2008.  This decrease is attributed to a lower demand for repair, maintenance and other services resulting from lower crane rental utilization.

	Successor	Pro Forma
	Nine Months Ended September 30,
	2009	2008
COST OF REVENUES

Salaries, payroll taxes and benefits	$4,577,779	$5,905,781
Depreciation expense (a)	8,362,978	8,258,973
Book value of equipment sold	5,293,847	3,186,106
Transportation	2,917,583	5,248,177
Equipment repairs and maintenance	3,710,663	4,950,783
Yard operating expenses	1,170,746	1,337,341
Total Cost of Revenues	$26,033,596	$28,887,161

(a)
A pro forma adjustment to depreciation expense of $2.0 million is reflected for the nine months ended September 30, 2008 based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Cost of revenues for the nine months ended September 30, 2009 was $26.0 million, a 9.9% decrease from the pro forma cost of revenues of $28.9 million for the nine months ended September 30, 2008.  Cost of revenues was 60.5% of total revenue for the three months ended September 30, 2009, relative to 44.9% for the nine months ended September 30, 2008.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation expenses and equipment repairs and maintenance partially offset by increases in the net book value of equipment sold as described below:

Salary, payroll tax and benefit expenses decreased 22.5% to $4.6 million for the nine months ended September 30, 2009 from $5.9 million on a pro forma basis for the nine months ended September 30, 2008.  The decrease was a direct result of lower overtime, some headcount reduction and reduced bonus expense.

Depreciation expense related to rental equipment remained increased 1.3% to $8.4 million for the nine months ended September 30, 2009 compared $8.3 million on a pro forma basis for the nine months ended September 30, 2008.

Net book value of rental equipment sold increased 66.2% to $5.3 million for the nine months ended September 30, 2009, from $3.2 million on a pro forma basis for the nine months ended September 30, 2008.  The increase in net book value of equipment sold was driven by a higher relative asset basis for the sales occurring after the fair value acquisition accounting recorded on October 31, 2008.

Transportation expenses decreased 44.4% to $2.9 million for the nine months ended September 30, 2009, from $5.2 million for the nine months ended September 30, 2008.  The decrease was related primarily to lower crane rental utilization.

Equipment repairs and maintenance expenses decreased 25.0% to $3.7 million for the nine months ended September 30, 2008, from $5.0 million for the nine months ended September 30, 2008.  The decrease was primarily related to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

Yard operating expense decreased by 12.5% to $1.2 million for the nine months ended September 30, 2009, from $1.3 million for the nine months ended September 30, 2008.  The decrease was primarily related to lower crane rental utilization.

Essex Crane’s gain on the sale of used rental equipment was $0.8 million (12.8% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the nine months ended September 30, 2009 compared to a pro forma gain of $3.5 million (52.5% margin) for the nine months ended September 30, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the current period.  The pro forma gain on sale of equipment included in these pro forma financial results for the nine months ended September 30, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

	Successor	Pro Forma
	Nine Months Ended September 30,
	2009	2008
SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general, administrative and other	$8,711,528	$9,414,309
Non-rental depreciation and amortization (a)	601,118	632,958
Total Selling, General, Administrative and Other Operating Expenses	$9,312,646	$10,047,267

(a)
An adjustment to non-rental depreciation amortization expense of $0.5 million was recorded for the nine months ended September 30, 2008 for the amortization of the customer list and trademark acquired in the Holdings acquisition.

Selling, general, administrative and other operating expenses for the nine months ended September 30, 2009 was $9.3 million, a $0.7 million or 7.3% decrease from $10.0 million on a pro forma basis for the nine months ended September 30, 2008.  Selling, general, administrative and other operating expenses decreased primarily due to a compensation expense decrease of $1.0 million and lower professional fees which were related to the acquisition of Holdings of $1.2 million, partially offset by higher operating costs associated with being a public company including fees related to the Company’s board of directors, audit and investor relations.  Selling, general, administrative and other operating expenses increased to 21.7% of total revenue for the nine months ended September 30, 2009, from 15.6% on a pro forma basis for the nine months ended September 30, 2008 primarily due to lower revenues.  Other components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

	Successor	Pro Forma
	Nine Months Ended September 30,
	2009	2008
OTHER INCOME (EXPENSES), NET

Other income (expense)	$-	$(179,065)
Interest income	327	-
Interest expense	(5,027,639)	(8,027,007)
Total Other Income (Expenses), Net	$(5,027,312)	$(8,206,072)

Interest expense of $5.0 million for the nine months ended September 30, 2009 decreased by $3.0 million or 37.4% from $8.0 million on a pro forma basis primarily due to lower market interest rates on the Company’s debt.

Income tax provision was $0.8 million for the nine months ended September 30, 2009, compared to a $6.4 million pro forma tax provision for the nine months ended September 30, 2008.  The lower provision for income taxes for the nine months ended September 30, 2009 is primarily due to lower income before tax of $14.6 million.  The effective tax rates were 30.8% and 37.4% for the nine months ended September 30, 2009 and 2008, respectively.  The effective rate was lower than the statutory federal tax rate for the nine months ended September 30, 2009 and higher than the statutory tax rate for the nine months ended September 30, 2008 primarily due to state and local income taxes.  The nine months ended September 30, 2009 in particular were benefitted by a favorable change in a state related tax position.

Liquidity and Capital Resources

Cash flow from operating activities.  Our cash provided by operating activities for the nine months ended September 30, 2009 was $13.3 million.  Our reported net income of $1.8 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $11.7 million.  These cash flows from operating activities were also positively impacted by a decrease of $5.8 million in net accounts receivable.  Partially offsetting these positive cash flows were increases in our spare parts inventory and other receivables of $0.4 million and $0.6 million, respectively and $2.0 million and $1.3 million decreases in accounts payable and accrued expenses and deferred revenue, respectively.

Our cash flows from operating activities for the nine months ended September 30, 2008 resulted in net cash used in operating activities of $0.6 million.  Our reported net income of $0.7 million was more than offset by interest earned on cash held in trust of $1.6 million.

The Predecessor’s cash flows from operating activities for the nine months ended September 30, 2008 resulted in net cash provided by operating activities of $22.5 million.  Its reported net income of $12.9 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $24.0 million.  These cash flows from operating activities were also positively impacted by a $0.6 million increase in deferred revenue.  Partially offsetting these positive cash flows were an increase of $1.2 million in net accounts receivable, an increase of $0.8 million in prepaid expenses and other current assets and a $0.2 million increase in spare parts inventory.

Cash flow from investing activities. For the nine months ended September 30, 2009, cash used in our investing activities was approximately $9.0 million primarily due to purchases of rental equipment totaling $14.5 million and purchases of property and equipment of $0.6 million, which were partially offset by the proceeds from the sale of rental equipment of approximately $6.1 million.  For the nine months ended September 30, 2008, cash used in our investing activities was approximately $0.4 million due to the payment of deferred costs.   For the nine months ended September 30, 2008, the Predecessor’s cash used in investing activities was approximately $18.5 million primarily due to the purchase of Hyde Park common stock of $5.2 million, purchases of rental equipment of $17.9 million and purchases of property and equipment of $2.9 million.  These uses of cash were partially offset by the proceeds received from the sale of rental equipment of $6.7 million and a decrease in accounts receivable from rental equipment sales of $0.6 million.

Cash flow from financing activities. For the nine months ended September 30, 2009, cash used by our financing activities was approximately $4.3 million.  Our total borrowings during the period under our revolving credit facility were $46.0 million and total payments under the revolving credit facility in the same period were $50.1 million.  The Company also used $0.2 million of cash to repurchase and retire outstanding warrants during the period.   There were no cash flows from financing activities for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, the Predecessor’s cash used in financing activities was approximately $2.5 million.  Its total borrowings during the period under the revolving credit facility were $69.6 million and total payments under the revolving credit facility in the same period were $68.5 million.  The net cash provided by borrowing activity was more than offset by a payment of approximately $3.3 million to terminate an interest rate swap and $0.3 million cash paid for debt issuance costs.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facility.  Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment and to fund repurchases of the Company’s common stock and warrants pursuant to the Company’s stock repurchase program, under which we may purchase up to $12 million of the Company’s outstanding common stock and warrants.  Under the terms of the stock repurchase program, as of September 30, 2009, we may purchase up to an additional $10.0 million of our common stock and warrants.  We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from rental equipment sold of $6.1 million during the nine months ended September 30, 2009 were utilized to partially fund our rental equipment purchases of $14.5 million for the period.  The Predecessor’s gross property and equipment capital expenditures for the nine months ended September 30, 2008 were $17.9 million.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of September 30, 2009, we had $48.5 million of available borrowings under our revolving credit facility, net of outstanding letters of credit and other reserves.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities reflected on our balance sheet during the nine month period ended September 30, 2009.

Off-Balance Sheet Arrangements

There were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 during the nine month period ended September 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of September 30, 2009 for which we only have an interest rate swap to effectively fixed the interest rate at 4.96% for $100 million of the $133.3 million of outstanding borrowings under our senior secured credit facility.  The weighted average interest rate in effect on those borrowings at September 30, 2009 was 2.51% excluding the impact of the interest rate swap and 4.36% taking into consideration the swap.  A 1.0% increase in the effective interest rate on our outstanding borrowings not effectively fixed as a result of the interest rate swap at September 30, 2009 would increase our interest expense by approximately $0.3 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, the Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $10.0 million remained available at September 30, 2009.  Such repurchase plan was publicly announced on October 22, 2008.

The following table provides information with respect to the Company’s repurchase of warrants during the three months ended September 30, 2009.

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Repurchase Plan (1)	Maximum Dollar Value of Warrants and/or Common Stock that may Yet be Purchased

July 1, 2009 to July 31, 2009	20,000	$1.25	20,000	$10,151,279

August 1, 2009 to August 31, 2009	100,000	1.25	100,000	10,026,279

September 1, 2009 to September 30, 2009	-	-	-	10,026,279

	120,000	$1.25	120,000	$10,026,279

(1)  In addition to the Warrants purchased for the three months ended September 30, 2009 pursuant to the repurchase plan, the Company previously purchased a total of 2,421,236 shares of its common stock including 63,500 shares repurchased pursuant to the repurchase plan and 2,357,736 shares previously held by shareholders who voted against the acquisition of Holdings and exercised their conversion rights, and 1,446,719 warrants pursuant to the repurchase plan.

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

ESSEX RENTAL CORP.

Dated: November 4, 2009	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2009	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)