Form 10-K
period 2009-12-31
Essex Rental Corp.
filed 2010-03-15
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT F 1934

For the transition period from __________ to ___________

Commission File Number:  000-52459

Essex Rental Corp.
(Exact Name of Registrant as specified in its Charter)

Delaware	20-5145048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois	60089
(Address of Principal Executive Offices)	(Zip code)

(847) 215-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $.0001 par value per share	The NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Warrants to purchase Common Shares	The NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Units consisting of one Common Share and one Warrant	The NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):  Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐   Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2009 was $64,338,957.

The number of shares of outstanding common stock of the Registrant as of March 15, 2010 was 13,491,652.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2010 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include statements regarding the intent and belief or current expectations of Essex and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements.  Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its subsidiary, Essex Crane), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks.    The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.    Certain of such risks and uncertainties are discussed below under Item 1A – Risk Factors.  Essex assumes no obligation to update or supplement forward-looking information in this Annual Report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

PART I

Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) was incorporated in August 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On October 31, 2008, we acquired Essex Crane Rental Corp., which we refer to as Essex Crane, through the acquisition of substantially all of the ownership interests of Essex Crane’s parent company, Essex Holdings, LLC, which we refer to as Holdings.  Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States (US).  We conduct substantially all our operations through Essex Crane.  In 2009, the Company formed a new subsidiary, Essex Finance Corp., to facilitate the acquisition of rental equipment.

All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering.  From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and completing a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  For more information regarding the acquisition of Holdings and Essex Crane, see note 1 to our consolidated financial statements.

As used in this Annual Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp. and Essex Finance Corp., unless the context otherwise requires.

Item 1.	Business

Background

The Company was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On March 13, 2007, we closed our initial public offering of 11,250,000 units.  Each unit that was offered had a price of $8.00 and consisted of one share of our common stock and one warrant.  Each warrant entitled the holders to purchase one share of our common stock at a price of $5.00.  On March 15, 2007, we consummated the sale of an additional 1,687,500 units which were subject to an over-allotment option granted to EarlyBirdCapital, Inc., the representatives of the underwriters for our initial public offering.  We also sold to EarlyBirdCapital, Inc., for $100, as additional compensation an option to purchase up to a total of 600,000 units at $8.80 per unit.  Laurence S. Levy, chairman of our board of directors, Edward Levy, a member of our board of directors, and Isaac Kier, one of our stockholders, owned a total of 2,812,500 shares of our common stock prior to our initial public offering.  These initial stockholders also purchased a total of 1,500,000 warrants from us at $1.00 per warrant in a private placement completed concurrently with our initial public offering.  The total proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000.  Upon the closing of the offering, including the over-allotment option and the private placement of warrants, and after deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the offering were approximately $99,923,651.

Business Combination

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the ownership of Holdings.  The purchase agreement provided for a gross purchase price of $210.0 million, less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing based on Essex Crane’s working capital as of the closing date and crane purchases and sales by Essex Crane prior to the closing date.  The adjusted purchase price of the Holdings acquisition was $215.5 million, [including the amount of Essex’s indebtedness outstanding under Essex Crane’s credit facility immediately prior to the closing]. For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our consolidated financial statements.

The acquisition, excluding transaction costs was financed with approximately $80.6 million of cash from the proceeds of the Company’s initial public offering, the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and approximately $129.9 million of assumption of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date).  In addition, as was required under the Company’s certificate of incorporation, shortly after completion of the acquisition approximately $18.7 million of the proceeds of the Company’s initial public offering was paid to shareholders who voted against the acquisition of Essex Crane and exercised their conversion rights.

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer, and are referred to throughout this annual report on Form 10-K as the “Retained Interests”.

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

Business

Overview

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  Over approximately 49 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a private equity owned professionally managed company that today is a public company and one of the leading players in its industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

Essex Crane’s fleet size currently stands at more than 350 lattice-boom crawler cranes and various types of attachments which are made available to clients depending upon the lifting requirements of its customers such as weight, pick and carry aspects, reach and angle of reach.  The fleet’s combination of crawler cranes and attachments is diverse by lift capacity and capability, allowing Essex Crane to meet the crawler crane requirements of its engineering and construction firm customer base.  Essex Crane rents its crawler cranes and attachments “bare,” meaning without an Essex Crane-supplied operator, and arranges the transportation of cranes and attachments for its customers in return for a charge for these services.  Once the crane is erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, the majority of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent.  This business model allows Essex Crane to minimize its headcount and operating costs including reduced liability related to operator error and provides the customer with a more flexible situation where they control the crane and the operator’s work schedule.

Through a network of four main service centers, three smaller service locations and several remote storage yards, complemented by a geographically dispersed highly skilled staff of sales and maintenance service professionals, Essex Crane serves a variety of customers engaged in construction and maintenance projects related to power plants, refineries, bridge and road, alternative energy, water treatment and purification, hospitals, shipbuilding and other infrastructure and commercial construction.  Essex Crane has significantly diversified the end-markets it serves in recent years to avoid over-exposure to any one sector of the construction segment.  Essex Crane uses its significant investment in modern enterprise resource planning (“ERP”) systems and business process methods to help its management assimilate information more quickly than others in our industry, and to provide management with real time visibility of the factors that must be effectively managed to achieve Essex’s goals.  Essex Crane’s end-markets are characterized by medium to large construction projects many times with longer lead times.  Management believes that these longer lead times, coupled with most contracts having rental periods of between 4 and 18 months, provide them more visibility over future project pipelines and revenues.

Products and Services

Our principal products and services are described below.

Equipment Rental    We offer for rent approximately 30 models of crawler crane and attachment rental equipment on a monthly basis.  The attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our fleet was approximately 14 years at December 31, 2009 and 17 years at December 31, 2008.

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

Transportation Service and Other Revenue   We also offer transportation and repair and maintenance services and sell parts mainly for equipment that is owned by Essex Crane.  Our target customers for these ancillary services are our current rental customers as well as those who purchase used equipment from us.

Essex Crane generates revenue from a number of sources as follows:

•
Equipment rentals – Essex Crane rents its fleet of over 350 cranes and attachments to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months.  The contracts typically provide for an agreed rental rate and a specified rental period.   Essex Crane’s revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to its customers and its fleet utilization rate.  Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis;

•
Used rental equipment sales revenue – In Essex Crane’s ordinary course of business, it sells used cranes and attachments over time to optimize the combination of crane models and lifting capacities available in its fleet as it perceives market demands and opportunities.  On average, Essex Crane has historically achieved sale prices for equipment in excess of the appraised value.  This is due to the long useful life of Essex Crane’s crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets.  Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership.  The gain on sale of rental equipment realized by the Predecessor will not be indicative of near term future results in light of Essex Crane’s recent acquisition since the rental equipment has been adjusted to fair value as of the closing date, thereby reducing near-term future gain on sale;

•
Transportation services revenue – Transportation services revenue is derived from Essex Crane’s management of the logistics process by which Essex Crane’s rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation.  Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and Essex Crane’s fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third party providers.  The key drivers of transportation revenue are crane and attachment utilization rates and average contract lengths.  Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue.  The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs.  Transportation revenue is recognized upon completion of the transportation of equipment; and

•
Equipment repair and maintenance services revenue – While crawler cranes or attachments are on rent, much of the repair and maintenance work is paid for by the customer.  Essex Crane performs a portion of the repair and maintenance work and recognizes revenue for such services to the extent they are the customer’s responsibility.  This category of revenue also includes Essex Crane providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental.  Key drivers for repair and maintenance revenue are the utilization rates for cranes and attachments as well as jobsite operating conditions.  Repair and maintenance revenue is recognized as such services are performed.

In summary, 66.4% of total revenue for the year ended December 31, 2009 was generated through equipment rentals, 12.4% through used rental equipment sales, 9.4% through transportation services and 11.8% through repair and maintenance services.

US Crawler Crane Rental Industry

The US crawler crane rental industry is a niche component of the broader equipment rental sector. According to the Rental Equipment Register and the American Rental Association, the US equipment rental sector has grown from a minor industry in 1982 to an industry generating over $30.0 billion in annual revenues in 2008. Driving this growth has been an increase in crane and attachment penetration rates with engineering and construction firms, the result of a fundamental shift in contractor preferences to rent versus purchasing equipment based on the following factors:

•	focus on core construction services businesses rather than equipment ownership;
•	access to broader pool of equipment through rental; and
•	an efficient use of capital as rental equipment has minimal equipment downtime compared to owned equipment, which reduces servicing and storage costs between projects.

Within the equipment rental industry, crawler cranes have characteristics that differentiate them from other rental equipment and other cranes.  The following table summarizes what our management believes are key differentiators between crawler cranes and the equipment portfolios of other equipment rental companies:

Equipment Type

	Crawler cranes	Other cranes (all terrain, rough terrain, tower and truck)	Small equipment (e.g., aerial work platforms, backhoes, etc.)
Economic life	50 plus years with proper maintenance due to higher strength steel percentage content	15-30 years due to higher relative machinery percentage content	Often 10 years or less

Typical Projects	Large infrastructure components requiring heavy lifts: bridges, power plants, municipal infrastructure	Range from residential condominium to large infrastructure	Range from single house builds to large construction projects

End markets	Primarily large infrastructure and industrial	Residential construction to large infrastructure	Residential construction to large infrastructure

Residual value	High	Medium	Medium to low

Within the US crawler crane rental sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer.  Bare rental is suited to construction firms with adequately trained staff to operate the heavy machinery.  Manned rental involves the provision of an operator with the crawler crane and is often suited to end customers unable or unwilling to provide an operator of their own.  Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required.  Essex Crane operates a bare rental model, because we believe bare rental offers an opportunity for higher returns on invested capital primarily due to decreased liability exposure and a more efficient operating platform and business model.  Bare rental allows to us operate the business with significantly less human resources and costs associated with those resources than if we were to operate a manned operation.  The primary disadvantage of renting cranes on a bare basis is that we forego a portion of the rental market associated with construction firms that prefer to rent equipment manned.

Operations

Essex Crane is a national provider of crawler crane and attachment rentals with more than 350 crawler cranes and attachments in its fleet.  Revenue is driven through a range of activities including:

•      crawler crane and attachment rental;
•      repair maintenance services;
•      equipment transportation services; and
•      used equipment sales.

Crawler crane and attachment rental.  Essex Crane maintains one of the largest fleets of crawler cranes and attachments in North America.  Rental revenue generated from the rental of cranes and attachments were $34.6 million in 2009 or approximately 66.4% of total revenue.  Equipment is rented to customers under contract, with an average length of eight months (contracts range from 4-18 months in general), which specifies a constant monthly rate for each piece of equipment over the period of the contract.  In 2009, Essex Crane’s average monthly crane rental rate was $21,081 and crane utilization was 43.6% on “days” basis (or 48.2% if calculated using the “hits” method).  For a discussion of the “days” and “hits” methods of measuring crane utilization, see “Fleet Overview” below.

Once Essex Crane and a potential customer communicate regarding the customer’s need for a bare lattice boom crawler crane rental, Essex Crane confirms that an appropriate crane is available.  Essex Crane then prepares and delivers a written rental quote to the customer.  The customer reviews the quote and, if acceptable, places an order.

Essex Crane’s on-line, real time information system provides visibility of the entire crane rental fleet for the sales team including the cranes’ lease information and expected availability.  All sales team quote and order activity is also available on the same information system and viewable by appropriate sales, operations, and management personnel.

Upon a review of the order including a check of the customer’s credit and continued crane availability, an order confirmation and a lease are sent to the customer.  Once a signed lease and other required documentation (including insurance certificates) are received, the order is authorized for shipment to the customer.  Essex Crane’s operations team sees both the quote and order activity and responds appropriately to confirm the readiness of the required crane for shipment to the new rental, but does not begin shipping it until the lease is authorized.  Once the crane is delivered to the customer’s site, an Essex Crane representative inspects the crane with the customer and an inspection report is signed verifying that the crane was correctly delivered in accordance with the lease agreement.  The rental period for the equipment usually begins when the first major item for the crane begins transport to the customer and the rental ends when the last major item of the crane is returned to Essex Crane’s designated location.

Repair and maintenance services.  Essex Crane’s contracts have provisions that provide for the customer to assume responsibility to operate and maintain the equipment to manufacturer’s specifications throughout the contract period.  Essex Crane may provide maintenance and repair services to customers during the contract rental period and will invoice the customer for any work carried out (to the extent such work is the customer’s responsibility).  Revenue from such repair and maintenance services totaled $6.1 million in 2009 or approximately 11.8% of total revenue.  While a piece of equipment is not rented, Essex Crane assumes responsibility to ensure that its equipment is compliant with all manufacturers’ specifications and other regulations.

Equipment transportation services.  Essex Crane does not have an in-house fleet of vehicles to transport its cranes and attachments to and from project sites and instead out-sources transportation to third party providers.  Essex Crane charges a fee for arranging transportation services from its nearest storage yard with the required equipment to the construction location.  Revenue from such equipment transportation services totaled $4.9 million in 2009 or approximately 9.4% of total revenue.

Used equipment sales.  Given the size of its crane fleet and the various types of crawler cranes, Essex Crane sells pieces of used equipment both domestically and internationally to construction or, although infrequently, other rental companies.  Sales of equipment are discretionary and based on a variety of factors including, but not limited to, a piece of equipment’s orderly liquidation value, age, rental yield, perceived demand in the marketplace and impact of a sale on Essex Crane’s rental businesses and cash flow.  Revenue from such used rental equipment sales totaled $6.5 million in 2009 or approximately 12.4% of total revenue.

Fleet Overview

Essex Crane’s fleet consists of over 350 lattice boom crawler cranes and attachments manufactured solely by Manitowoc and Liebherr.  The fleet’s cranes vary in age of equipment and have a maximum lifting capacity ranging from 100 to 440 tons.  As of December 31, 2009, the average lifting capacity of Essex Crane’s fleet was approximately 250 tons and average age was 14 years (weighted based on orderly liquidation value).  The Company owns all of its crawler cranes and attachments and does not lease any of these items from third parties.

Essex Crane’s management has employed a strategy of increasing the average lifting capacity of the crawler crane fleet by selling lower capacity models and investing in higher capacity models.  This has resulted in average lifting capacity growing from approximately 177 tons in 2003 to approximately 250 tons as of December 31, 2009.  Attachments are rented by customers to enhance the lifting capacity and reach of cranes.  While Essex Crane’s cranes have lifting capacities up to 440 tons, its attachments increase the capacity up to a total of 660 tons.  Management has employed this strategy as it believes larger cranes are more applicable to larger construction projects, are less readily substitutable with other equipment, receive above average utilization rates and provide attractive rental rate returns.  While this strategy has resulted in a shrinking of the total number of cranes in the fleet since 2003, average rental rate and utilization grew significantly over the same period through December 31, 2008.   Due to the global economic downturn that began affecting the Company’s business in 2009, utilization rates were affected and have been reduced to rates consistent with those experienced in 2003.  In contrast, average rental rates have remained comparatively higher due to our enhanced fleet mix.

Historically, Essex Crane measured equipment utilization using what was referred to as the “hits” method.   Under this method, equipment on rent for any period of time within a month counted as a utilization hit.  This meant that if a piece of equipment were on rent for one day in a month it would be treated the same in the utilization statistic as a piece of equipment on rent for all 30 days in a month.  Essex Crane's management believes that the “hits” utilization measurement has a less direct correlation with equipment rental revenue.

Upon implementation of Essex Crane’s ERP System in 2002, Essex Crane began to measure utilization using the method referred to as the “days” method.  Essex's management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates the most closely with rental revenue.  Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period.  The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate.  The total number of days on rent of all pieces of equipment provides the numerator for determining utilization.  The denominator is all equipment rental assets owned times the number of days in the month.  The “days” method is the utilization measurement currently used by Essex, and Essex anticipates that the “days” method will be the primary basis for future disclosure of utilization rates for Essex’s cranes and attachments.

The following table outlines utilization rates (calculated using the “days” and “hits” methods) and average monthly rental rates for the fleet for the years ended December 31, 2009, 2008 and 2007:

		Avg. Crane		Avg.	Avg. Attachment
	Avg. Crane	Utilization Rate		Attachment	Utilization Rate
Year	Rental Rate	Days	Hits	Rental Rate	Days	Hits
2007	$16,266	72.1%	76.3%	$14,243	24.6%	27.3%
2008	$21,382	72.5%	77.0%	$16,051	42.0%	44.2%
2009	$21,081	43.6%	48.2%	$18,776	18.0%	20.2%

Lattice boom crawler cranes have long useful economic lives, often up to 50 years or more.  This is longer than other types of cranes and equipment in the lifting market space.  Our management believes this is due to the relatively high value of the crane’s structural steel (including its boom) as it relates to the total value of the crane.  These structural steel items are complex fabrications with high replacement value made from high tensile strength steel.  When properly maintained, these components retain their value over the life of the crane with minimal maintenance costs.

At the conclusion of each rental, the rented equipment is thoroughly inspected in accordance with requirements set by the original equipment manufacturer and OSHA.  If maintenance or repairs are required, they are scheduled and completed prior to the next rental.  At the start of the next rental, another inspection is made to ensure that the equipment is in a rent ready condition and compliant with the inspection requirements.  Essex Crane has extensive capabilities to perform major repair and reconditioning of the cranes and attachments.  This type of activity is done on an as-needed basis to ensure that the equipment provides a high level of availability (uptime) when on rent.

Essex Crane maintains a direct relationship with Manitowoc and Liebherr, its two principal crane suppliers.  Essex Crane has developed strong long-term relationships with these suppliers.

Sales and Marketing

Over its operating history, Essex Crane has expanded its infrastructure of service centers and storage yards to key geographical locations across the United States in order to serve customers in a timely and efficient manner.  Essex Crane currently operates 9 service centers and storage yards giving it the ability to service customers throughout North America.  Essex Crane employs a sales and marketing team of 10 people across the country, each of whom covers a specific geographic region and reports directly to a senior management executive.  Rather than segmenting the fleet by geography or salesperson, the fleet is allocated based upon factors such as rental financial return, customer mix and project mix.  As such, each salesperson is highly incentivized to optimize fleet’s financial returns and sales mix.

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

Essex Crane’s sales team uses its extensive relationships with customers and potential users of large lattice boom crawler cranes to identify potential crane rental opportunities.  This, combined with Essex Crane’s reputation and brand value, contributes significantly to it sales activity.  In recent years, Essex Crane has enhanced this traditional method of lead generation with two lead-generation sales systems.  The lead generation systems used by Essex Crane to collect information regarding construction activity from a variety of public records, including building permits.  This information is then electronically sorted and filtered, using Essex Crane’s input to focus on jobs that most likely will require a large lattice boom crawler crane.  This output is sent directly to the regional sales manager on the Essex Crane sales team who is responsible for the geographic area in which the project will be built.  Essex Crane’s management believes that these methods provide a high degree of market visibility and awareness to Essex Crane’s sales team and management.

Essex Crane operates a customized rental information management system through which detailed operational and financial information is made available on a daily basis.  The system is also used to maintain a detailed database of publicly announced construction projects on which crawler crane equipment will be required.  Management and sales personnel use this information to closely monitor business activity by piece of equipment, looking at customer trends and proactively responding to changes in the heavy lift marketplace.  Essex Crane believes that its disciplined fleet management process, with its focus on project duration and lead time, as well as customer demand, enables Essex Crane to maximize utilization and rental rates.

Customers and end markets

Essex Crane serves a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability.  For the year ended December 31, 2009, the Company generated approximately 30%, 23%, 17% and 16% from the industrial/marine, petrochemical, power and transportation end markets, respectively.  Because of the scale and duration of these projects, rental agreement periods range from 4-18 months and average approximately 8 months.  This provides us with better future revenue visibility and project lead generation times than our competitors.  Essex Crane’s revenue generation model and customer base can be contrasted to other equipment rental companies that provide lighter lifting equipment (such as low capacity cranes or equipment such a scissor lifts) that are commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects.  The Company generated approximately $3.0 million and $0.8 million of its total revenue from foreign countries for the years ended December 31, 2009 and 2008, which represents the two month post-acquisition period, respectively.

Essex Crane’s end-markets incorporate construction and repair and maintenance projects in the following key sub-sectors:

•	industrial /marine – offshore facilities, marine facilities and other industrial facilities;
•	power – power plants, cogeneration power and wind power;
•	transportation – airports, port facilities, bridges, roads and canals;
•	petrochemicals – offshore platforms, refineries, petrochemical plants and pipelines;
•	sewer and water – sewers, treatment plants and pumping plants; and
•	general building - sports arenas, hospitals, commercial and residential.

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

After experiencing increasing revenues from 2004 through 2008, 2009 results were significantly lower and negatively impacted by uncertainty in the end markets in which Essex Crane’s customers operate caused by declining economic conditions and available credit.  Total revenues for the year ended December 31, 2009 were $52.1 million; a significant decline from the pro forma revenues of $85.9 million and $78.1 million for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2009, Essex Crane’s estimated 12-month revenue backlog stood at approximately $14.3 million.  In contrast, Essex Crane’s 12-month revenue backlog was $30.3 million and $33.5 million as of December 31, 2008 and 2007, respectively.

Strategy

Our management anticipates that the following longer-term market trends will increase demand for lattice boom crawler cranes and attachments in the future and over longer periods:

•	increased levels of infrastructure spending, including the construction of major bridges, airports and water treatment facilities;

•	increased demand for electric power will require construction of additional power plants, potentially including nuclear power plants;

•	continued higher energy costs will increase construction activity to improve and expand efficiencies and capacities at refineries, offshore production suppliers, and petrochemical facilities;

•	increased environmental awareness will increase demand for construction of alternative energy sources such as wind power, and clean air requirements including SO2 scrubbers and ash precipitators;

•	continued tendency for contractors to rent larger lattice boom crawler cranes rather than own their own equipment; and

•	modular construction methods, including pre-fabrication, will continue to increase because of potential cost savings and site efficiencies.

Increase market share and pursue profitable growth opportunities.  Through its fleet size, geographically dispersed service centers and storage yards, which allow Essex to provide equipment for projects throughout the United States and, to a lesser extent, Canada and Mexico, and track record of customer service, Essex Crane intends to take advantage of these trends in order to maximize the opportunities for profitable growth within the North American crawler crane rental market by:

•	optimizing fleet allocation across geographic regions, customers and end-markets to maximize utilization and rental rates;

•	focusing on superior customer service and providing a superior fleet of cranes and attachments as compared to our competitors;

•	leveraging Essex Crane’s leading fleet size and composition across the country to increase its customer base and share of its existing customer base’s spending in the sector;

•	continuing to align incentives for local sales people and managers with both profit and growth targets;

•	pursuing selected acquisitions of other smaller, more regionally focused crawler crane rental fleets or companies complementary to existing operations;

•	expanding used equipment sales by positioning used cranes for refurbishment and re-sale; and

•	establishing and maintaining existing relationships with international market players and crane manufacturers for future equipment purchase and sale opportunities.

Further drive profitability, cash flow and return on capital.  Our management believes there are significant opportunities to further increase the profitability of Essex Crane’s operations by:

•
continuing to re-position the fleet by selling older, lighter tonnage cranes and purchasing newer, heavier lifting capacity cranes that command higher margins and are in greater demand due to their ability to service large infrastructure-related projects;

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

Competition

The heavy lift equipment rental industry is highly fragmented throughout North America, with a variety of smaller companies, many of which are family-owned, operating on a regional or local scale.  Companies that have a national focus generally provide heavy lift rental services across a spectrum of crane types such as all-terrain, truck and tower cranes as well as crawlers.  Essex Crane is the only national crane rental services company that focuses exclusively on lattice-boom crawler cranes and attachments, which allows Essex Crane to develop greater expertise in comparison to its competitors, but still allows for economies of scale advantages with regard to purchasing power and allocation of rental equipment resources to the market.  Its fleet of over 350 cranes and attachments is one of the largest crawler crane fleets in North America.  Essex Crane’s principal competitors include ALL Erection & Crane Rental, Lampson International, Maxim Crane Works, M.D., Moody & Sons and AmQuip Crane Corp.  Some of these competitors operate nationally and others are regional.  Most of our competitors do not focus exclusively on the North American bare rental crawler crane market.

Essex believes that there are four key factors differentiating it from its competitors:

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

•
“bare” rental – Essex does not rent its equipment with an operator.  While some other operators also rent equipment bare, generally equipment is rented with an operator.  Renting equipment on a bare rental basis minimizes liability for the Company, provides a more efficient operating platform and business model; and

•
outsourced transport – unlike many of its competitors, Essex Crane does not operate an in-house transport department.  In management’s view, this allows Essex Crane to focus on core competencies and removes the need for capital investment in truck fleets and associated infrastructure.

Competition in the heavy lift equipment rental segment is strong and is defined by equipment availability, reliability, service and price.  Our management believes that Essex Crane’s extensive crawler crane and attachment fleet, national presence and sales force, client relationships and equipment allocation and management systems provide Essex Crane with a good scale and competitive positioning within the industry relative to its peers.

Risk of Loss and Insurance

The operation of lattice boom crawler cranes includes risks such as a mechanical and structural failures, physical damage, property damage, operator overload or error, equipment loss, or business interruptions.  Essex Crane primarily rents its cranes and attachments on a “bare” lease and seldom supplies the operator or performs the routine scheduled maintenance on the equipment.  Essex Crane requires the lessee to supply a primary insurance policy covering the loss of the equipment and general liability for claims initiated by an accident, storm, fire or theft.  Essex Crane also requires that it be named as an additional insured and the loss payee on the lessee’s insurance policy.  Essex Crane’s lease agreement also requires the lessee to indemnify Essex Crane for any injury, damage and business interruption caused by the crane or the attachment while it is being leased.  Essex Crane maintains secondary insurance coverage for any claim not covered by the lessee’s insurance, however, Essex Crane cannot guarantee that its insurance or the insurance of its customers will cover all claims or risks or that any specific claim will be paid by an insurer.

Government Regulation

Federal, state and local authorities subject Essex Crane’s facilities and operations to requirements relating to environmental protection, occupational safety and health and many other subjects.  These requirements, which can be expected to change and expand in the future, impose significant capital and operating costs on Essex Crane’s business.

The environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants.  Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases.  Essex Crane can be subject to liability for the disposal of substances which it generates and for substances disposed of on property which it owns or operates, even if such disposal occurred before its ownership or occupancy.  Accordingly, Essex may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by Essex Crane, or if the contamination was caused by third parties during or prior to our ownership or operation of the property.  In addition, because environmental laws frequently impose joint and several liability on all responsible parties, Essex Crane may be held liable for more than its proportionate share of environmental investigation and cleanup costs.  Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims.  Some of Essex Crane’s properties contain, or previously contained, above-ground or underground storage tanks and/or oil-water separators.  Given the nature of Essex Crane’s operations (which involve the use and disposal of petroleum products, solvents and other hazardous substances for fueling and maintaining its cranes, attachments and vehicles) and the historical operations at some of its properties, Essex Crane may incur material costs associated with soil or groundwater contamination.  Under environmental and safety laws, Essex Crane may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (ii) fines and penalties for non-compliance.  We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.

Essex Crane’s operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA.  Essex Crane is subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment.  OSHA regulations require Essex Crane, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings.  Essex Crane may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to its compliance with these requirements.  During 2009, Essex did not incur material expenses related to environmental investigations or remediation activities, and management does not expect to incur such expenses in the near term.  There can be no assurance, however, that Essex will not incur such expenditures in the future.

Climate Change

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for rental equipment located in or potentially rented in these areas affected by these conditions.  Should the impact of climate change be material in nature, including destruction of our rental equipment assets or property, plant and equipment, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, developments in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our rental equipment without a corresponding increase in revenue.

 Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses.  Our largest customer accounted for less than 10 percent of our revenues in 2009 and our top 5 customers accounted for less than 18% percent of our revenues in 2009.  Historically, we have typically retained over 60% percent of our customer base year-over-year while adding new customers as we attempt to grow our business.

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

•
industrial companies—such as manufacturers, refineries, chemical companies, paper mills, railroads, ship builders, off-shore fabricators and utilities, including wind farms - that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes; and

•	contractors performing repair and maintenance to major renovation projects for owners of commercial and industrial facilities, such as power companies.

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

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power.  We estimate that our largest supplier accounted for approximately 34.5% of our 2009 total purchases, including equipment for rental, and that our 2 largest suppliers accounted for approximately 48.3% of such purchases.  We believe we have sufficient alternative sources of supply available for each of our equipment categories.

Seasonality

Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower during the winter months.  The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities.  Therefore, equipment rental performance will be correlated to the levels of current construction activities.  The severity of weather conditions can have a temporary impact on the level of construction activities.

Employees

As of December 31, 2009 Essex had 111 employees, 4 of which are senior management, 14 of which are operational key management, 7 of which are operational supervisors and 10 of which are employed in the sales and marketing team.  Approximately 7 of Essex’s staff are affiliated with trade unions.  Essex has not in the past 11 years experienced any work stoppage as a result of issues with labor or with unions and believes that this fact is a testament to its relationship with its employees.  To the Company’s knowledge there is no current campaign by any union to organize additional employees of Essex.

Availability of Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330.  In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information.  Financial and other information can also be accessed on the Investor Relations section of the Company’s website at http://www.essexcrane.com.  The Company makes available through its website, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Also posted on Essex Crane’s website are the Company’s corporate governance documents, the charters of the Audit Committee, Nominating Committee and Compensation Committee.  The reference to our website is textual in reference only, and information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

Item 1A.	Risk Factors

Our business may be adversely affected by changing economic conditions beyond our control, including decreases in construction or industrial activities.

The heavy crane rental industry’s revenue is closely tied to conditions in the end markets in which Essex Crane’s customers operate and more broadly to general economic conditions.  Essex Crane’s products are used primarily in infrastructure-related projects and other non-residential construction projects in a variety of industries (including the power, transportation infrastructure, petrochemical, municipal construction and industrial and marine industries).  Consequently, the economic downturn, and particularly the weakness in Essex Crane’s end markets may lead to a significant decrease in demand for its equipment or depress equipment rental and utilization rates and the sales prices for equipment we sell.  During periods of expansion in Essex Crane’s end markets, Essex Crane generally has benefited from increased demand for its products.  Conversely, during recessionary periods in Essex Crane’s end markets, Essex has been adversely affected by reduced demand for its products.  Weakness in Essex Crane’s end markets, such as a decline in non-residential construction, infrastructure projects or industrial activity, may in the future lead to a decrease in the demand for Essex Crane’s equipment or the rental rates or prices it can charge.  Factors that may cause weakness in Essex Crane’s end markets include but are not limited to:

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

Fluctuations in the stock market, as well as general economic and market conditions, may impact the market price of our securities.

The market price of our securities have been and may be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:

•	variations in our quarterly operating results or results that vary from investor expectations;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•
securities analysts’ elections to not cover our common stock, or, if analysts do elect to cover our common stock, changes in financial estimates by analysts, or a downgrade of our common stock or of our sector by analysts;

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

Broad market and industry factors may materially reduce the market price of our securities, regardless of our operating performance.  In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies.  These fluctuations, as well as general economic and market conditions, including to those listed above and others, may harm the market price of our securities.

We are dependent upon key personnel whose loss may adversely impact Essex Crane’s business and our results of operations.

We depend on the expertise, experience and continued services of Essex Crane’s senior management employees, especially Ronald Schad, Essex Crane’s and the Company’s President and Chief Executive Officer, Martin Kroll, Essex Crane’s and the Company’s Chief Financial Officer and Essex Crane’s Senior Vice President, William Erwin, Essex Crane’s Vice President Operations and Customer Support and William O’Rourke, Essex Crane’s Vice President Sales and Account Management.  Mr. Schad has acquired specialized knowledge and skills with respect to Essex Crane and its operations and most decisions concerning the business of Essex Crane will be made or significantly influenced by him.  The loss of Mr. Schad, Mr. Kroll, Mr. Erwin or Mr. O’Rourke or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.  As a result, if Messrs. Schad, Kroll, Erwin, and/or O’Rourke were to leave Essex Crane, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In connection with the acquisition, we entered into three-year employment agreements with each of Messrs. Schad, Kroll, Erwin and O’Rourke.  However, there can be no assurance that the terms of these employment agreements will be sufficient to retain Messrs. Schad, Kroll, Erwin and/or O’Rourke.

Our dependence on a small number of crane manufacturers poses a significant risk to our business and prospects.

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

In addition, Essex Crane has developed strong relationships with Manitowoc and Liebherr.  There can be no assurance that Essex Crane will be able to maintain its relationships with these suppliers.  Termination of Essex Crane’s relationship with these suppliers could materially and adversely affect our business, financial condition or results of operations if such termination resulted in Essex Crane being unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

The cost of new equipment Essex Crane uses in its rental fleet may increase, which may cause us to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.

Essex Crane’s business model is capital intensive and requires significant continual investment in new cranes to meet customer demand.  As a result, our financial condition and results of operations may be significantly impacted by a material change in the pricing of new cranes that we acquire.  Such changes may be driven by a number of factors which include, but are not limited to:

•	steel prices – due to the high tensile steel component of the cranes, significant changes in the price of steel can materially change the cost of acquiring a crane;

•	global demand – the market for crawler cranes is global and significant growth in overseas demand for cranes could materially increase the cost of new cranes regardless of US economic conditions;

•
inflation – overall inflationary conditions in the US may impact the operating costs of one of Essex Crane’s key crane suppliers and therefore impact crane pricing for customers such as Essex Crane; and

•
currency fluctuations – as one of our principal suppliers is based in Europe, devaluation of the US dollar (as compared to the Euro) may materially increase the cost of acquiring cranes and attachments; conversely, inflation of the value of the US dollar may adversely affect Essex Crane’s revenues from international sales of used cranes and attachments.

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

Our ability to compete, sustain our growth and expand our operations through new locations largely depends on access to capital.  If the cash we generate from Essex Crane’s business, together with cash on hand and cash that we may borrow under Essex Crane’s credit facility or short-term debt obtained by Essex Finance is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  In addition, our ability to obtain additional financing collateralized by Essex Crane’s assets and Essex Crane’s ability to obtain additional financing on a secured or unsecured basis are restricted by Essex Crane’s credit facility.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing cranes and attachments and to new service locations or storage yards.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

If we are successful in our efforts to expand our operations, through new locations, acquisitions or additional equipment, such expansion may result in risks and costs associated with business start-up and integration.

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

The crane rental industry is highly fragmented and is served by companies who focus almost exclusively on crane and lifting equipment rental.  Essex Crane competes directly with regional, and local crane rental companies and a limited number of national crane rental companies (including ALL Erection & Crane, Lampson International and Maxim Crane Works).  There can be no assurance that Essex will not encounter increased competition from existing competitors or new market entrants (including a newly-formed competitor created by consolidating several existing regional competitors) that may be significantly larger and have greater financial and marketing resources.

Our management believes that rental rates, fleet availability and size and quality are the primary competitive factors in the crane rental industry.  From time to time, Essex Crane or its competitors may attempt to compete aggressively by lowering rental rates or prices or offering more favorable rental terms.  Competitive pressures could adversely affect our revenues and operating results by decreasing Essex Crane’s market share or depressing the rental rates.  To the extent Essex Crane lowers rental rates, offers different rental terms or increases its fleet in order to retain or increase market share, Essex Crane’s operating margins would be adversely impacted.

Our status as a public company may be a competitive disadvantage.

We are and will continue to be subject to the disclosure and reporting requirements of applicable US securities laws and rules promulgated by The NASDAQ Stock Market.   Many of Essex’s principal competitors are not subject to these disclosure and reporting requirements or the NASDAQ rules.  As a result, we may be required to disclose certain information and expend funds on disclosure and financial and other controls that may put Essex Crane at a competitive disadvantage to its principal competitors.

We may encounter substantial competition in our efforts to expand our operations.

An element of our growth strategy is to continue to expand by opening new service centers and equipment storage yards.  The success of our growth strategy depends in part on identifying sites for new locations at attractive prices.  Zoning restrictions may in the future prevent Essex Crane from being able to open new service centers or storage yards at sites it has identified.  We may also encounter substantial competition in our efforts to acquire other crane rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs.

The crane rental industry has inherent operational risks that may not be adequately covered by Essex Crane’s insurance.

Essex Crane may not be adequately insured against all risks and there can be no assurance that its insurers will pay a particular claim.  Even if its insurance coverage is adequate to cover its losses, Essex Crane may not be able to timely obtain a replacement crane in the event of a loss.  Furthermore, in the future, Essex Crane may not be able to obtain adequate insurance coverage at reasonable rates for its fleet.  Essex Crane’s insurance policies will also contain deductibles, limitations and exclusions which, although management believes are standard in the heavy lift crane rental industry, may nevertheless increase its costs.  Moreover, certain accidents or other occurrences may result in intangible damages (such as damage to our reputation) for which insurance may not provide an adequate remedy.

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

Essex Crane’s ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations.  As of December 31, 2009, Essex Crane has a revolving credit facility which provides for an aggregate debt facility of $190.0 million of which $131.9 million is outstanding.  This facility is secured by a first priority lien on all of Essex Crane’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral.  In the event of a prolonged economic downturn, Essex Crane’s business may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure requirements and may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all.  If Essex Crane cannot service or refinance its indebtedness, we may have to take actions such as asset divestitures, seeking additional equity or reducing or delaying capital expenditures, any of which could have an adverse effect on our operations.  Additionally, Essex Crane may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Essex Crane will need to seek permission from its lender in order for Essex Crane to engage in some corporate actions.  Essex Crane’s lender’s interests may be different from those of Essex Crane, and no assurance can be given that Essex Crane will be able to obtain its lender’s permission when needed.  This may prevent Essex Crane from taking certain actions that are in its best interests.

Essex Crane is subject to numerous environmental laws and regulations that may result in its incurring unanticipated liabilities, which could have an adverse effect on our operating performance.

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

Essex Crane is subject to numerous occupational health and safety laws and regulations that may result in its incurring unanticipated liabilities, which could have an adverse effect on our operating performance.

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

To date, Essex Crane’s compliance with these and other applicable safety regulations has not had a material effect on its, Holdings’ or our results of operations or financial condition. Essex Crane’s failure, however, to comply with these and other applicable requirements in the future could result in fines and penalties to Essex Crane and require it to undertake certain remedial actions or be subject to a suspension of its business, which, if significant, could materially adversely affect our business or results of operations. Moreover, Essex Crane’s mere involvement in any audits and investigations or other proceedings could result in substantial financial cost to us and divert our management’s attention. Several recent highly-publicized accidents involving cranes (none of which involved cranes or attachments provided by Essex Crane) could result in more stringent enforcement of work-place safety regulations, especially with respect to companies which rent older cranes and attachments. Additionally, future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to Essex Crane, may give rise to additional compliance or remedial costs that could be material.

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

In connection with our acquisition of Essex Crane, Holdings issued its Class A Membership Interests to members of Essex Crane’s senior management.  Such membership interests may be exchanged for up to an aggregate of 632,911 shares of our common stock, subject to certain adjustments. We have granted registration rights to Essex Crane’s senior management with respect to the shares of our common stock issuable upon exchange of the Retained Interests, which entitle Essex Crane’s senior management to file a registration statement with respect to such shares under certain circumstances, including upon demand after the October 31, 2010.  We also expect to file a registration statement with respect to the 1,272,500 shares of our common stock held by Kirtland Capital Company III LLC and Kirtland Capital Partners III LP at such time as we and Kirtland believe that market conditions would be conducive to such registration.

In addition, warrants to purchase an aggregate of 13,295,781 shares of our common stock issued to our initial stockholders, purchasers in our initial public offering and EarlyBirdCapital, Inc. (excluding 1,741,719 shares of our common stock that would have been issuable upon exercise of warrants repurchased by us between November 1, 2008 and December 31, 2009) became exercisable upon the closing of the acquisition of Essex Crane.  All of our common stock issuable upon exercise of the warrants will be available for resale upon exercise. Lastly, 2,812,500 shares of our common stock purchased by our initial stockholders prior to our initial public offering were released from escrow in November 2009 and are eligible for resale in the public market subject to compliance with applicable law. Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow.

The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.  In addition, upon exercise of options and warrants to purchase our common stock, the equity interests of our stockholders, as a percentage of the total number of the outstanding shares of common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future business combination, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 10,815,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants (net of repurchases), employee stock options and unit purchase options, and the number of shares issuable upon exchange of the Retained Interests) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Essex Crane leases its headquarters at 1110 Lake Cook Road, Suite 220, Buffalo Grove, Illinois 60089, which consists of 6,680 square feet of office space. In addition, Essex Crane currently owns the following properties:

•	A service center located at 2039 Fulton Springs Road, Alabaster, Shelby County, Alabama 35007. Land area totals 400,752 square feet and building area totals 28,575 feet.

•	A satellite service center located at 14133 Weld County Road 9.5 Longmont, Weld County, Colorado. The land area of the property totals 409,900 square feet and building area totals 16,000 square feet.

•	A service center located at 5315 Causeway Boulevard Tampa, Hillsborough County, Florida 33619. Gross land area totals 204,732 square feet and building area totals 18,604 square feet.

•	A service center located at 303 Peach Lane Arcola, Fort Bend County, Texas 77583. Gross land area totals 710,681 square feet and building area totals 36,342 square feet.

In addition, Essex Crane leases the following properties throughout the United States:

•	A satellite service center comprising 33,500 square feet of outside storage space located at 6048 193rd Avenue SW, Rochester, Washington 98579.

•	A satellite service center comprising 74,476 square feet of outside storage space located at 1072 Harrisburg Pike, Carlisle, PA 17103.

•	A service Center comprising 6,000 square feet of warehouse space and approximately three acres of outside storage space located at 15060 Ceres Avenue Fontana, CA 92335.

Essex Crane also has agreements which allow it to store equipment at two additional storage yards located strategically in the United States.

Essex Crane’s growth strategy includes the establishment of service and storage centers across the United States, with a particular emphasis on new facilities in areas of the United States which our management from time to time believes present growth opportunities for its business. Our management currently believes that growth opportunities exist in the Northeast and Mid-Atlantic regions and intends to investigate potential additional facilities in those regions. We have not identified specific locations for any such new facilities.

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

Market Information

As of December 31, 2009, our units, common stock and warrants were traded on the Over-the-Counter Bulletin Board under the symbols, ERNTU, ERNT and, ERNTW respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on March 13, 2007 and since the common stock and warrants commenced public trading on March 27, 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Effective January 13, 2010, our units, common stock and warrants commenced trading on the Nasdaq Capital Market under the symbols, ESSXU, ESSX and, ESSXW respectively.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2009
First Quarter	$3.81	$3.80	$4.50	$3.00	$1.05	$0.32
Second Quarter	6.50	3.80	6.60	3.65	1.61	0.51
Third Quarter	5.00	5.00	6.30	5.00	1.39	0.90
Fourth Quarter	5.00	5.00	6.20	5.00	1.10	0.45
Year ended December 31, 2008
First Quarter	$9.15	$8.33	$7.70	$7.30	$1.32	$0.95
Second Quarter	9.65	8.97	7.82	7.55	1.97	1.20
Third Quarter	9.65	8.75	7.82	7.52	2.08	1.27
Fourth Quarter	8.51	3.00	7.74	3.20	1.60	0.60

As of March 8, 2010, there were approximately 127 holders of record of our common stock, six holders of record of warrants and one holder of record of our Units.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the near future. The payment of cash dividends in the future will be contingent upon our revenues, earnings, if any, capital requirements and general financial condition.  In addition, we are a holding company and conduct all of our operations through Essex Crane.  As a result, we rely on dividends and distributions to us from our subsidiaries, Essex Crane and Holdings.  Essex Crane’s existing credit facility limits Essex Crane’s and Holdings’ ability to declare and pay dividends or make distributions on account of their capital stock and membership interests, and any debt instruments that the Company or its subsidiaries may enter into in the future may limit our subsidiaries’ ability to pay dividends to us and our ability to pay dividends to our stockholders.  Payment of dividends is within the discretion of our board of directors.  It is the present intention of our board of directors to retain all earnings for liquidity management (through debt reduction), dilution management (through continued warrant and common stock repurchases), to invest in additional rental equipment and use in business operations.  Accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future on our common stock.

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

The shares issued prior to our initial public offering were held in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until October 31, 2009. Such shares could have been released from escrow earlier than that date if, prior to October 31, 2009, we consummated a liquidation, merger, stock exchange or other similar transaction which resulted in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the holders of these shares were not able to sell or transfer their securities except for limited exceptions.  These shares were released from escrow in November 2009.

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

 We paid a total of $6,117,500 in underwriting discounts and commissions. Of that total, $1,552,500 was accrued and deferred and not payable until we completed the acquisition of Essex Crane. In addition, approximately $563,450 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering, including deferred underwriting discounts of $1,552,500, were approximately $98,423,651, of which $98,210,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $99,710,000 held in trust. The remaining proceeds were available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We used $82,118,675 of the proceeds of the initial public offering held in our trust account as of the closing date of the acquisition of Essex Crane to pay the net purchase price in the acquisition.   Approximately $18,705,000 of the proceeds of our initial public offering was paid to holders of our common stock who voted against the acquisition of Essex Crane and exercised their conversion rights.  The remaining balance of $1,814,160 held in the trust account following payment to shareholders who exercised their conversion rights was distributed to us and was used for general corporate purposes.

Financial Advisor

On December 18, 2008, the Company issued 132,911 shares of its common stock to Macquarie Capital (USA), Inc., the Company’s financial advisor in the acquisition of Essex Crane as part of its fee for services rendered.  Such shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act, as they were issued to a single sophisticated investor in a privately negotiated transaction.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock and warrants by the Company during the fourth quarter of 2009:

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Repurchase Plan (1)	Maximum Dollar Value of Warrants and/or Common Stock that may Yet be Purchased

October 1, 2009 to October 31, 2009	150,000	$1.19	150,000	$9,847,779

December 1, 2009 to December 31, 2009	25,000	1.00	25,000	9,822,779

	175,000	$1.16	175,000	$9,822,779

(1)  In addition to the Warrants purchased for the three months ended December 31, 2009 pursuant to the repurchase plan, the Company previously purchased a total of 2,421,236 shares of its common stock including 63,500 shares repurchased pursuant to the repurchase plan and 2,357,736 shares previously held by shareholders who voted against the acquisition of Holdings and exercised their conversion rights, and 1,566,719 warrants pursuant to the repurchase plan.

The repurchase plan reflected in the table above was publicly announced on October 22, 2008.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2009, 2008, 2007 and 2006.  The following table also sets forth selected consolidated financial data of the Predecessor as of and for the ten month period ended October 31, 2008 and as of and for the years ended December 31, 2007, 2006 and 2005.  The information in the following table should be read together with the Company’s consolidated financial statements and accompanying notes as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, the Predecessor’s audited consolidated financial statements and accompanying notes as of and for the ten month period ended October 31, 2008 and for the year ended December 31, 2007  and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

					Essex Holdings, LLC (Predecessor)
					For the Ten
	Essex Rental Corp. (Successor)				Months Ended	For the Years Ended
	For the Years Ended December 31,				October 31,	December 31,
	2009	2008	2007	2006	2008	2007	2006	2005

Operations Summary

Total revenue	$52,084,392	$14,872,789	$-	$-	$70,978,557	$78,122,079	$63,515,355	$49,032,143
Cost of revenues	32,900,942	7,055,992	-	-	29,545,082	38,757,886	33,438,156	31,951,102

Gross profit	19,183,450	7,816,797	-	-	41,433,475	39,364,193	30,077,199	17,081,041

Selling, general, administrative and other expenses	11,329,156	4,185,375	456,661	1,550	13,762,884	9,244,998	8,860,953	7,736,074
Goodwill impairment	-	23,895,733	-	-	-	-	-	-

Income (loss ) from operations	7,854,294	(20,264,311)	(456,661)	(1,550)	27,670,591	30,119,195	21,216,246	9,344,967

Interest Income	643	1,405,637	2,543,781	1,148	-	-	-	-
Interest Expense (1)	(6,681,740)	(1,124,398)			(8,190,438)	(14,961,069)	(11,429,235)	(9,822,189)

Income (loss ) before taxes	1,173,197	(19,983,072)	2,087,120	(402)	19,480,153	15,158,126	9,787,011	(477,222)
Net income (loss)	$1,195,806	$(11,917,121)	$1,699,120	$(402)	$11,417,074	$11,216,856	$9,283,424	$(435,088)

Weighted average shares outstanding
Basic	14,110,789	13,517,010	13,224,144	2,812,500
Diluted	15,805,191	13,517,010	13,224,144	2,812,500

Earnings (loss) per share
Basic	$0.08	$(0.88)	$0.13	$(0.00)
Diluted	$0.08	$(0.88)	$0.13	$(0.00)

Other Operating Data

Depreciation	$11,210,472	$1,809,623	$-	$-	$6,908,980	$8,034,011	$7,758,332	$7,633,642
Other depreciation and amortization	$781,751	$139,943	$-	$-	$110,019	$133,124	$128,687	$150,884

Year-end Financial Position

Cash held in trust fund	$-	$-	$100,927,634	$-	$-	$-	$-	$-
Rental equipment, net	260,767,678	255,692,116	-	-	133,172,649	124,950,463	121,081,185	125,574,407
Total assets	286,463,157	289,998,510	102,569,184	169,441	169,397,016	149,081,546	141,454,333	144,824,204

Current liabilities	15,146,529	13,883,446	2,526,315	144,843	16,966,002	12,586,433	9,793,667	9,150,688
Short-term debt obligations	5,170,614	-	-	-	-	-	-	-
Junior term B debt	-	-	-	-	-	-	-	15,293,910
Revolving credit facility	131,919,701	137,377,921	-	-	129,895,169	129,862,723	78,370,611	92,898,449
Total liabilities	212,325,126	217,952,753	2,526,315	144,843	160,690,875	151,989,341	105,613,724	118,267,019

Common stock, subject to conversion	-	-	19,932,029	-	-	-	-	-
Paid in capital (Members' equity)	84,589,119	84,383,579	78,410,547	24,719	40,270,000	40,270,000	40,270,000	40,269,999
Total stockholders' equity	$74,138,031	$72,045,757	$80,110,840	$24,598	$(8,706,141)	$(2,907,795)	$35,840,609	$26,557,185

(1)	Includes the impact of the undesignated interest rate swap held by the Predecessor.
(2)	Financial Position amounts disclosed for the year ended December 31, 2005 related to the Predecessor are unaudited. The corresponding Operations Summary and Other Operating Data disclosed have been audited.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ESSEX RENTAL CORP. AND ESSEX HOLDINGS LLC (PREDECESSOR)

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

Overview

History

Essex Rental was formed on August 21, 2006 as Hyde Park Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.   Essex Rental consummated its initial public offering on March 13, 2007.  All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  In August 2009, the Company formed a new subsidiary, Essex Finance Corp., to facilitate the acquisition of rental equipment.  For more information regarding the acquisition of Holdings and Essex Crane, see note 1 to our financial statements.

Business

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  Over approximately 49 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a private equity owned professionally managed company that today is a public company and one of the leading players in the industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

Over the past several years, Essex Crane has been focused on reinvesting capital into its rental fleet.  Specifically, it has sold lower lifting capacity cranes for better utilized heavier lifting capacity cranes.  During the years ended December 31, 2009, 2008 and 2007, the Company invested approximately, $19.8 million, $20.8 million and $18.8 million, respectively into new cranes and attachments for its rental fleet.

Essex Crane’s investment decisions contributed greatly to the repositioning Essex Crane’s fleet to maximize its utilization rates and average rental rates.  Although we believe the repositioning of the fleet has maximized utilization rates and average rental rates, the economic downturn has significantly adversely impacted our business activity levels.  During the periods reported:

•	utilization rates of cranes decreased to 43.6% (or 48.2%, if calculated using the “hits” method) in 2009 from 72.1% (or 76.3%, if calculated using the “hits” method) in 2007 on a pro forma basis;

•
average crane rental rates increased to $21,081 in 2009 from $16,266 in 2007 on a pro forma basis, and average attachment rental rates increased to $18,776 in 2009 from $14,243  in 2007 on a pro forma basis; and

•	utilization rates of attachments decreased to 18.0% (or 20.2% if calculated using the “hits” method) in 2009 from 24.6% (or 27.3% if calculated using the “hits” method) in 2007 on a pro forma basis.

The impact of the economic downturn is also reflected in Essex Crane’s operating results and cash flow. During the period from December 31, 2007 through December 31, 2009:

•
revenue decreased by 33.3% to $52.1 million in 2009 from $78.1 million in 2007 on a pro forma basis and equipment rental revenue decreased by 29.1% to $34.6 million in 2009 from $48.8 million in 2007 on a pro forma basis;

•	cost of revenues decreased by 19.9% to $32.9 million in 2009 from $41.1 million in 2007 on a pro forma basis but increased as a percentage of total revenue to 63.3% from 52.6%;

•
selling, general and administrative expenses increased by $0.9 million or 9.4% to $10.5 million in 2009 from $9.6 million in 2007 on a pro forma basis primarily due to expenses related to being a publicly traded company.  As a percentage of total revenue these costs increased to 20.2% from 13.5%;

Results of Operations

Essex Rental Corp. – Year ended December 31, 2009 compared to years ended December 31, 2008 and 2007

The Company had a net income of $1.2 million for the year ended December 31, 2009.  Total revenue, cost of revenues and gross profit were $52.1 million, $32.9 million and $19.2 million, respectively, for the year ended December 31, 2009.  Selling, general, administrative and other expenses of $11.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses.  Interest expense related to borrowings under Essex Crane’s revolving credit facility was $6.7 million for the year ended December 31, 2009.  The Company had an income tax benefit of $23,000 for the year ended December 31, 2009 related to income before income taxes of $1.2 million.

Essex Rental had a net loss of $11.9 million for the year ended December 31, 2008, including an after-tax charge related to goodwill impairment of approximately $14.8 million ($23.9 million gross). Absent that item, net income would have been approximately $2.9 million.  Essex Rental’s financial results for the year ended 2008 included the operations of Essex Crane for the two month post acquisition period.  Total revenue, cost of revenues and gross profit were $14.9 million, $7.1 million and $7.8 million, respectively.  Selling general, administrative and other expenses of $4.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel expenses and included $1.1 million of transaction costs.  Interest income from cash held in trust was $1.4 million while interest expense related to borrowings under Essex Crane’s revolving credit facility was $1.1 million for the year ended December 31, 2008.  Essex Rental had a tax benefit of $8.1 million for the year ended December 31, 2008 primarily related to the net loss before income taxes of $20.0 million.

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

Essex Rental Corp. – Year ended December 31, 2009 compared to unaudited pro-forma year ended December 31, 2008 operating results

As previously discussed, Essex Rental acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date.  The following financial information provides a comparison of the Company’s results of operations for the year ended December 31, 2009 to the unaudited pro forma results of operations for the year ended December 31, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.  Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the year ended December 31, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this annual report on Form 10-K.

		Unaudited
	Successor	Pro Forma
	Year Ended December 31,
	2009	2008
Revenue	$52,084,392	$85,851,346
Cost of revenues	32,900,942	38,444,438
Gross profit	19,183,450	47,406,908
Selling, general, administrative and other operating expenses	11,329,156	18,693,621
Goodwill impairment	-	23,895,733
Income from operations	7,854,294	4,817,554
Other income (expense), net	(6,681,097)	(9,524,943)
Income (loss) before income taxes	1,173,197	(4,707,389)
Provision (benefit) for income taxes	(22,609)	(1,068,388)
Net income (loss)	$1,195,806	$(3,639,001)

For the year ended December 31, 2009, we had net income of $1.2 million compared to a pro forma net loss of $3.6 million for the year ended December 31, 2008.   The $4.8 million increase in net income was primarily due to a $23.9 million ($14.8 million net of tax) goodwill impairment charge recorded in 2008, a decrease in selling, general, administrative and other operating expenses of $7.4 million as a result of $6.2 million of transaction costs not eligible for capitalization incurred in 2008 and $2.8 million lower interest expense associated with lower market interest rates on our debt.  The decrease in expenses were offset by a decrease in revenues of $33.8 million (39.3%) and gross profit of $28.2 million (59.5%), respectively, resulting primarily from lower equipment rental revenue of $27.3 million and lower transportation revenue of $3.3 million.

		Unuadited
	Successor	Pro Forma
	Year Ended December 31,
	2009	2008
REVENUE
Equipment rentals	$34,556,696	$61,823,678
Used rental equipment sales	6,478,197	8,439,805
Transportation	4,909,346	8,163,171
Equipment repairs and maintenance	6,140,153	7,424,692
Total revenue	$52,084,392	$85,851,346

Revenue for the year ended December 31, 2009 was $52.1 million, a 39.3% decrease compared to pro forma revenue of $85.9 million for the year ended December 31, 2008.   Revenue and Pro Forma Revenue were comprised of the following components:

•
Equipment rentals revenue, which represented 66.4% of total revenue, was $34.6 million for the year ended December 31, 2009, a 44.1% decrease from $61.8 million on a pro forma basis for the year ended December 31, 2008.  This decrease was primarily driven by a decrease in crane utilization to 43.6% under the “days” method (or 48.2% if calculated using the “hits” method) for the year ended December 31, 2009 from 72.5% under the “days” method (or 77.0% if calculated using the “hits” method) on a pro forma basis for the year ended December 31, 2008.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The Company also experienced a decrease in the average crane rental rate of 1.4% to $21,081 (per crane per rental month) for the year ended December 31, 2009 relative to $21,382 on a pro forma basis for the year ended December 31, 2008.  The slight decrease in the average rental rate is due to the expiration of rental agreements executed at higher rental rates in the prior year and new agreements being entered into at lower average rental rates.  As more rental agreements expire, we expect the average rental rates will continue to decline further in 2010 until utilization rates recover.

•
Used rental equipment sales revenue, which represented 12.4% of total revenue, was $6.5 million for the year ended December 31, 2009, a 23.2% decrease from pro forma used rental equipment sales revenue of $8.4 million for the year ended December 31, 2008.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Thirteen lower lifting capacity cranes and attachments were sold by Essex Crane for the year ended December 31, 2009 which was a decrease from twenty two for the year ended December 31, 2008.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 158 tons and 153 tons for the years ended December 31, 2009 and 2008, respectively, compared 256 tons and 295 tons for cranes purchased during the same periods, respectively.  Cranes sold during the year ended December 31, 2009 were sold at an average price in excess of 120% of Orderly Liquidation Value (“OLV”).  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

•
Transportation revenue, which represented 9.4% of total revenues was $4.9 million for the year ended December 31, 2009, a 39.9% decrease from pro forma transportation revenue of $8.2 million for the year ended December 31, 2008.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 11.8% of total revenue, was $6.1 million for the year ended December 31, 2009, a 17.3% decrease from pro forma repair and maintenance revenue of $7.4 million for the year ended December 31, 2008.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower crane rental utilization.

		Unaudited
	Successor	Pro Forma
	Year Ended December 31,
	2009	2008
COST OF REVENUES

Salaries, payroll taxes and benefits	$6,006,715	$8,041,998
Depreciation expense (a)	11,210,472	10,561,967
Book value of equipment sold	5,584,784	4,625,783
Transportation	3,743,595	6,727,663
Equipment repairs and maintenance	4,873,005	6,647,754
Yard operating expenses	1,482,371	1,839,273
Total cost of revenues	$32,900,942	$38,444,438

(a)
A pro forma adjustment to depreciation expense of $1.8 million is reflected for the year ended December 31, 2008 based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the historical carrying amount of Holdings, thereby increasing depreciation expense.

Cost of revenues for the year ended December 31, 2009 was $32.9 million, a 14.4% decrease from the pro forma cost of revenues of $38.4 million for the year ended December 31, 2008.  Cost of revenues was 63.3% of total revenue for the year ended December 31, 2009, relative to 44.8% for the year ended December 31, 2008.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation expenses and equipment repairs and maintenance partially offset by increases in depreciation expense and in the net book value of equipment sold as described below.

Salary, payroll tax and benefit expenses decreased 25.3% to $6.0 million for the year ended December 31, 2009 from $8.0 million on a pro forma basis for the year ended December 31, 2008.  The decrease was a direct result of a 10% salary reduction on certain operations managers, reduced hours, lower overtime, some headcount reduction and reduced bonus expense.

Depreciation expense related to rental equipment increased 6.1% to $11.2 million for the year ended December 31, 2009 compared to $10.6 million on a pro forma basis for the year ended December 31, 2008.  The increase in depreciation expense is primarily related to equipment purchased during 2009.

Net book value of rental equipment sold increased 20.7% to $5.6 million for the year ended December 31, 2009, from $4.6 million on a pro forma basis for the year ended December 31, 2008.  The increase in net book value of equipment sold was driven by a higher relative asset basis for the sales occurring after the fair value acquisition accounting resulting in a step-up in basis to fair market value recorded on October 31, 2008 partially offset by a decrease in the number of cranes sold.

Transportation expenses decreased 44.4% to $3.7 million for the year ended December 31, 2009, from $6.7 million for the year ended December 31, 2008.  The decrease was related primarily to lower crane rental utilization.

Equipment repairs and maintenance expenses decreased 26.7% to $4.9 million for the year ended December 31, 2009, from $6.6 million for the year ended December 31, 2008.  The decrease was primarily related to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

Yard operating expense decreased by 19.4% to $1.5 million for the year ended December 31, 2009, from $1.8 million for the year ended December 31, 2008.  The decrease was primarily related to lower crane rental utilization.

Essex Crane’s gain on the sale of used rental equipment was $0.9 million (13.8% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the year ended December 31, 2009 compared to a pro forma gain of $3.8 million (45.2% margin) for the year ended December 31, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the current period.  The pro forma gain on sale of equipment included in these pro forma financial results for the year ended December 31, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

		Unaudited
	Successor	Pro Forma
	Year Ended December 31,
	2009	2008
SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general and administrative	$10,547,405	$17,698,297
Goodwill impairment	-	23,895,733
Non-rental depreciation and amortization (a)	781,751	995,324
Total selling, general, administrative and other operating expenses	$11,329,156	$42,589,354

(a)
A pro forma adjustment to non-rental depreciation amortization expense of $0.9 million was recorded for the year ended December 31, 2008 for the amortization of the customer list and trademark acquired in the Holdings acquisition.

Total Selling, general, administrative and other operating expenses for the year ended December 31, 2009 was $11.3 million, a $31.3 million or 73.4% decrease from $42.6 million on a pro forma basis for the year ended December 31, 2008.  Total selling, general, administrative and other expenses decreased primarily due to the $23.9 million goodwill impairment charge recorded in 2008 as well as $6.2 million of transaction related expenses not eligible for capitalization incurred in 2008, partially offset by higher operating costs associated with being a public company including fees related to the Company’s board of directors, audit, legal, insurance and investor relations.   Selling, general, administrative and other operating expenses also decreased due to a compensation expense decrease of $1.4 million primarily due to a reduction in bonus expense and the temporary salary reduction program pursuant to which our chief executive officer, members of our executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash in exchange for fully vested common shares that are temporarily restricted from sale valued at approximately 42% of the reduced cash compensation.  Other components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

		Unaudited
	Successor	Pro Forma
	Year Ended December 31,
	2009	2008
OTHER INCOME (EXPENSES), NET

Other income (expense)	$643	$-
Interest expense	(6,681,740)	(9,524,943)
Total other income (expenses), net	$(6,681,097)	$(9,524,943)

Interest expense of $6.7 million for the year ended December 31, 2009 decreased by $2.8 million or 29.9% from $9.5 million on a pro forma basis primarily due to lower market interest rates on the Company’s debt and a decrease in the balance of debt outstanding.

Income tax benefit was approximately $23,000 for the year ended December 31, 2009, compared to a $1.1 million pro forma tax benefit for the year ended December 31, 2008.  The lower income tax benefit for the year ended December 31, 2009 is primarily due to an increase of income before income taxes of $5.9 million.  The effective tax rates were (1.9%) and 22.7% for the year ended December 31, 2009 and 2008, respectively.  The effective rate was lower than the statutory federal tax rate for the year ended December 31, 2009 due to 2008 tax return to provision differences, an increase in uncertain tax positions and state and local taxes including a change in estimate of $0.6 million associated with the Company’s state income tax apportionments and rates.  The effective tax rate was lower than the statutory federal tax rate for the year ended December 31, 2008 due to state and local taxes.

Essex Crane had 111 full-time employees as at December 31, 2009 compared to 129 full-time employees at December 31, 2008.

Essex Rental Corp. - Unaudited pro forma fiscal year ended December 31, 2008 operating results compared to unaudited pro-forma fiscal year ended December 31, 2007 operating results

As previously discussed, Essex Rental Corp. acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date. The following unaudited pro forma financial information provides a comparison of the pro forma results of operations for the years ended December 31, 2008 and 2007 as if we had acquired Holdings (and Essex Crane) on January 1, 2007.  Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the years ended December 31, 2008 and 2007.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected for a full year, going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this Annual Report on Form 10-K.

	Unaudited Pro Forma
	Year Ended December 31,
	2008	2007
Revenue	$85,851,346	$78,122,079
Cost of revenues	38,444,438	41,111,313
Gross profit	47,406,908	37,010,766
Selling, general, administrative and other operating expenses	18,693,621	10,509,522
Goodwill impairment	23,895,733	-
Income from operations	4,817,554	26,501,244
Other income (expense), net	(9,524,943)	(12,236,793)
Income (loss) before income taxes	(4,707,389)	14,264,451
Provision (benefit) for income taxes	(1,068,388)	4,162,025
Net (loss) income	$(3,639,001)	$10,102,426

For the year ended December 31, 2008 we had a pro forma net loss of $3.6 million compared to pro forma net income a $10.1 million in 2007.  The decrease in pro forma earnings was primarily due to a $23.9 million ($14.8 million net of tax) goodwill impairment charge and $6.2 million of transaction related expenses not eligible for capitalization recorded in 2008, which were partially offset by an increase in gross profit of approximately $10.4 million.

	Unaudited Pro Forma
	Year Ended December 31,
	2008	2007
REVENUE
Equipment rentals	$61,823,678	$48,800,490
Used rental equipment sales	8,439,805	13,232,768
Transportation	8,163,171	8,667,849
Equipment repairs and maintenance	7,424,692	7,420,972
Total revenue	$85,851,346	$78,122,079

Pro forma revenue for the year ended December 31, 2008 was $85.9 million, a 9.9% increase from $78.1 million for the year ended December 31, 2007.  Pro forma revenue was comprised of the following components:

•
Pro forma equipment rentals revenue, which represented 72.0% of total pro forma revenue, was $61.8 million for the year ended December 31, 2008, a 26.7% increase from $48.8 million for 2007. This increase was partly driven by an increase in crane utilization to 72.5% (or 77.0% if calculated using the “hits” method) in the year ended December 31, 2008 from 72.1% (or 76.3% if calculated using the “hits” method) in the year ended December 31, 2007, but mainly driven by an increase in the average crane rental rate of 31.4%, to $21,382 (per crane per rental month) in the year ended December 31, 2008 relative to $16,266 in the year ended December 31, 2007. This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward higher value and larger lifting capacity cranes with higher relative rental rates as Essex Crane continues to manage the fleet toward larger lifting capacities;

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

•
Pro forma used rental equipment sales revenue, which represented 9.8% of total pro forma revenue, was $8.4 million for the year ended December 31, 2008, a 36.2% decrease from $13.2 million for 2007. These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. The number of lower lifting capacity cranes sold by Essex Crane was 22 in 2008 which was a decrease from 45 for the year ended December 31, 2007.  In both years the market presented opportunities to sell many of the lower rental rate units and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve its strategic position of its rental fleet for the future.  Cranes sold during the year ended December 31, 2008 were sold at an average price in excess of 105% of OLV;

•
Pro forma transportation revenue, which represented 9.5% of total pro forma revenues, was $8.2 million for the year ended December 31, 2008, a 5.8% decrease from $8.7 million for the year ended December 31, 2007. This decrease is a result of the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Pro forma equipment repairs and maintenance revenue (including rigging and other services), which represented 8.7% of total revenue, was $7.4 million for both the years ended December 31, 2008 and 2007.

	Unaudited Pro Forma
	Year Ended December 31,
	2008	2007
COST OF REVENUES

Salaries, payroll taxes and benefits	$8,041,998	$7,320,488
Depreciation expense (a)	10,561,967	10,387,438
Book value of equipment sold	4,625,783	7,183,496
Transportation	6,727,663	6,731,983
Equipment repairs and maintenance	6,647,754	7,574,332
Yard operating expenses	1,839,273	1,913,576
Total cost of revenues	$38,444,438	$41,111,313

(a)
Pro forma adjustments to depreciation expense of $1.8 million and $2.4 million are reflected for the years ended December 31, 2008 and 2007, respectively,  based on the fair value purchase price allocation to the rental equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Pro forma cost of revenues for the year ended December 31, 2008 was $38.4 million for the year ended December 31, 2008, a 6.5% decrease from $41.1 million for the year ended December 31, 2007.  Pro forma cost of revenues was 44.8% of total pro forma revenue for the year ended December 31, 2008, relative to 52.6% for the year ended December 31, 2007. The decrease in cost of revenues resulted from decreases in the net book value of equipment sold and equipment repairs and maintenance partially offset by increases in the salaries, payroll taxes and benefits and depreciation expenses as described below:

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

•
Pro forma net book value of rental equipment sold decreased 35.6% to $4.6 million for year ended December 31, 2008, from $7.2 million for the year ended December 31, 2007. The decrease in net book value of equipment sold was driven by the decrease in the used equipment sales (number of units sold) during 2008 as more fully described in used equipment sale revenue partially offset by the higher relative asset basis for the sales occurring after the fair value acquisition accounting.

•
Pro forma equipment repairs and maintenance expenses decreased 12.2% to $6.6 million for the year ended December 31, 2008, from $7.6 million in the year ended December 31, 2007. The decrease was directly impacted by repair and maintenance revenues, a result of the increased crane utilization and combination of equipment rented and also affected by the fleet mix changes as a result of used equipment sales and new equipment investments.

•
Pro forma yard operating expense decreased by 3.9% to $1.8 million for the year ended December 31, 2008, from $1.9 million for the year ended December 31, 2007.  The variances were minimal in this cost category.

Essex Crane’s pro forma gain on the sale of used rental equipment was $3.8 million (45.2% margin, calculated by dividing the gain on the sale by the revenue from such sale) for the year ended December 31, 2008 compared to $6.0 million (45.7% margin) for the year ended December 31, 2007.  The lower level of gains on sales was the result of the lower levels of used equipment sales in the corresponding period discussed above.   As a result, the gain on sale of equipment included in these pro forma financial results for the years ended December 31, 2008 and 2007 may not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing future gain on sale.

	Unaudited Pro Forma
	Year Ended December 31,
	2008	2007
SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general and administrative	$17,698,297	$9,568,535
Goodwill impairment	23,895,733	-
Non-rental depreciation and amortization (a)	995,324	940,987
Total selling, general, administrative and other operating expenses	$42,589,354	$10,509,522

(a)
Adjustments to non-rental depreciation expense of $0.9 million and $0.8 million were recorded for the years ended December 31, 2008 and 2007, respectively, based on the purchase price allocation of the fair value of the property and equipment which was significantly in excess of the carrying amount of Holdings, thereby increasing depreciation expense.

Pro forma selling, general and administrative expenses for the year ended December 31, 2008 was $17.7 million, an 85.0% increase from $9.6 million in the year ended December 31, 2007. This increase was primarily the result of the one-time acquisition transaction related expenses not eligible for capitalization incurred totaling approximately $6.2 million in 2008.  Also, there were higher employee bonus expenses related to the better operating performance of the business, higher sales and marketing expenses and reserves for bad debt, which were partially offset by lower insurance expenses. Pro forma selling, general and administrative expenses increased to 20.6% (14.6% excluding the transaction-related costs) of the pro forma total revenue for the year ended December 31, 2008, from 11.7% for the year ended December 31, 2007.  Key components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

The Company recorded a non-cash charge of $23.9 million for the year ended December 31, 2008 to expense the goodwill related to its October 31, 2008 acquisition.  This non-cash impairment charge is more fully described in Item 1 of the Form 10-K and note 1 to our consolidated financial statements.

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

	Unaudited Pro Forma
	Year Ended December 31,
	2008	2007
OTHER INCOME (EXPENSES), NET

Interest expense	$(9,524,943)	$(12,236,793)
Total other income (expenses), net	$(9,524,943)	$(12,236,793)

(a)
Adjustments of $0.7 million and $0.1 million were recorded for the years ended December 31, 2008 and 2007, respectively, for the additional borrowing on the revolving credit facility that was a direct result of the acquisition and for the amortization of deferred financing costs.

The pro forma benefit for income taxes was $1.1 million for the year ended December 31, 2008, compared to a $4.2 million pro forma tax provision for the year ended December 31, 2007.  The higher provision for income taxes for the year ended December 31, 2007 is primarily due to higher pre-tax income and partially offset by the 2007 reversal of substantially all of the valuation allowance maintained at December 31, 2006.

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

The following is a summary of the results of Holdings for the ten months ended October 31, 2008 compared to the year ended December 31, 2007:

Total revenue for the ten months ended October 31, 2008 was a $71.0 million compared to $78.1 million for the year ended December 31, 2007. The decline in total revenue and components thereof was primarily due to a two month shorter period in 2008. Total revenue was comprised of the following components:

•
Equipment rental revenue, which represented 72.3% of total revenue, was $51.3 million for the ten months ended October 31, 2008 compared to $48.8 million or 62.5% of total revenue for the year ended December 31, 2007. This increase was partly driven by an increase in crane utilization, but mainly driven by an increase in the average crane rental rate.  This increased average crane rental rate represents both rental rate increases for the same models of equipment year over year, as well as a change in the type and lifting capacity of cranes on rent toward larger, higher rental rate cranes as Essex continues to manage the fleet toward larger lifting capacities.

•
Used equipment sale revenue, which represented 9.5% of total revenue, was $6.7 million for the for the ten months ended October 31, 2008 compared to $13.2 million or 16.9% of total revenue for the year ended December 31, 2007.  This was due to fewer crane sales in the ten month period ended October 31, 2008.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. The number of lower lifting capacity cranes sold by Essex Crane in 2008 was less than the prior year.  In both years the market presented opportunities to sell many of the lower rental rate units and Essex Crane reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher rental rates on the capital costs and enable Essex Crane to improve its strategic position of its rental fleet for the future.

•
Transportation revenue, which represented 9.8% of total revenue, was $6.9 million for the ten months ended October 31, 2008 compared to $8.7 million or 11.1% total revenue for the year ended December 31, 2007.

•
Repair and maintenance revenue (including rigging and other services), which represented 8.4% of total revenue, was $6.0 million for the  ten months ended October 31, 2008 compared to $7.4 million or 9.5% of total revenue for the year ended December 31, 2007.

Cost of revenues for the ten months ended October 31, 2008 was $29.5 million compared to $38.8 million in the year ended December 31, 2007.  Cost of revenues was 41.6% of total revenue for the for the ten months ended October 31, 2008, relative to 49.6% for the year ended December 31, 2007.  The decrease in cost of revenues between the ten months ended October 31, 2008 and year ended December 31, 2007 was due to the two month shorter period in 2008.

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

•
Equipment repairs and maintenance expenses were $5.4 million for the ten months ended October 31, 2008 compared to $7.6 million for the year ended December 31, 2007. The decrease was a direct result of the repair and maintenance activities, a result of the increased crane utilization and combination of equipment rented and also affected by the fleet mix changes as a result of used equipment sales and new equipment investments.

•	Yard operating expense was $1.5 million for the ten months ended October 31, 2008 compared to $1.9 million for the year ended December 31, 2007.

Essex’s gain on the sale of used rental equipment was $3.5 million (52.5% margin) for the ten months ended October 31, 2008 and $6.0 million (45.7% margin) for the year ended December 31, 2007, which was due to fewer crane sales in the shorter 2008 period.

Selling, general and administrative expenses for the ten months ended October 31, 2008 was $13.7 compared to $9.1 million in the year ended December 31, 2007.  This increase was primarily the result of acquisition transaction related expenses not eligible for capitalization incurred totaling approximately $5.2 million including an associated $500,000 bonus payment in 2008.  Selling, general and administrative expenses were 19.3% (11.9% excluding transaction costs) of total revenue for the ten months ended October 31, 2008 which were higher than 11.7% for the year ended December 31, 2007.  Components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

Interest expense was $7.7 million for the ten months ended October 31, 2008 compared to $12.2 million for the year ended December 31, 2007.  This decrease resulted from lower market interest rates and a two month shorter period in 2008.  Market interest rates declined significantly in 2008.

Other income (expense) includes the effects of marking the interest rate swap to market and ultimate settlement costs which caused a $0.5 million expense for the ten months ended October 31, 2008 compared to a $2.8 million charge to expense in the year ended December 31, 2007. This represented the present value of the future cash settlement payments under the swap agreement.

Provision for income taxes was $8.1 million for the ten month period ended October 31, 2008, compared to $3.9 million tax provision for the year ended December 31, 2007.  As of December 31, 2007, Holdings had two consecutive years of significant net income before tax and expected similar future earnings performance, thereby resulting in establishing a tax provision and relieving the valuation reserve against the net operating losses in the balance sheet that existed at December 31, 2006. The increase in provision for income taxes is primarily due to higher pre-tax income and the utilization of net operating loss carry-forwards from prior years partially offset by the reversal of substantially all of the valuation reserve maintained at December 31, 2006.

  Net income for the ten months ended October 31, 2008 was $11.4 million compared to a net income of $11.2 million for the year ended December 31, 2007.

Liquidity and Capital Resources

The Company has substantial liquidity from its operating cash flows despite the significant downturn in the construction industry. As described below, the Company had positive net cash flows for the year ended December 31, 2009 even though it purchased $17.2 million of new heavier lifting capacity rental equipment. Combined cash flows provided by operating activities of the Successor and Predecessor for all three years presented were approximately $64.0 million. As of December 31, 2009, the Company had total debt obligations outstanding of approximately $137.1 million and an additional $48.7 million was available for borrowing under Essex Crane’s $190.0 million revolving credit facility. This credit facility will provide liquidity through October 31, 2013.  We believe that the sources of cash from operations and the revolving credit facility should adequately fund the investment needs of the business for the foreseeable future. Essex Crane has a $100.0 million interest rate swap agreement in place that locks this portion of its debt based upon LIBOR of 2.71% plus 225 basis points.  Management believes this cost of interest is more than sufficient to cover the rental revenue it generates since rental rates are established as a percentage of the values of the underlying equipment.

Cash Flow from Operating Activities

The Company’s cash provided by operating activities for the year ended December 31, 2009 was $15.1 million. This was primarily the result of net income of $1.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization of $12.5 million, gains on the sale of rental equipment of $0.9 million, deferred income taxes of $0.1 million and stock-based compensation expense of $0.6 million, provided positive cash flows of approximately $13.4 million. The cash flows from operating activities were also increased by a $5.9 million reduction in receivables and reduced by a $0.3 million increase in spare parts inventory, a $2.5 million decrease in accounts payable and accrued expenses and a $1.4 million decrease in unearned rental revenue.

The Company’s cash used in operating activities for the year ended December 31, 2008 was $0.7 million. This is primarily the result of a net loss of $11.9 million, which, when adjusted for non-cash expense items, such as goodwill impairment of $23.9 million, depreciation and amortization of $2.0 million, deferred income taxes of $9.9 million, stock-based compensation expense of $0.1 million, and gains on the sale of rental equipment of $0.3 million, provided positive cash flows of approximately $3.9 million for the two month post-acquisition period.  The cash flows from operating activities were also reduced by $1.7 million of interest earned from the trust fund, an increase in receivables of $1.5 million, a decrease of $0.4 million in accounts payable and accrued expenses, and a $0.4 million increase in unearned rental revenue.

The Company’s cash used in operating activities for the year ended December 31, 2007 was $0.6 million.  The cash flows used in operating activities was primarily attributable to net income of $1.7 million, which was more than offset by interest earned on the cash held in Trust of $2.8 million.

The Predecessor’s cash provided by operating activities for the ten months ended October 31, 2008, the date Holdings was acquired, was approximately $27.7 million. This was primarily the result of net income of $11.4 million, which when adjusted for non-cash expense items such as depreciation and amortization, gains on sales of rental equipment, deferred income taxes, stock-based compensation expense and the change in fair value of the interest rate swap, provided positive cash flows of approximately $23.1 million. The cash flows from operating activities were also increased by a $1.1 million decrease in accounts receivable, a $4.0 million increase in accounts payable and accrued expenses and a $0.4 million increase in unearned rental revenue. These increases were partially offset by decreases in operating cash flows as a result of a $0.8 million increase in prepaid expenses and other assets and a $0.1 million increase in spare parts inventory.

The Predecessor’s cash provided by operating activities for the year ended December 31, 2007 was approximately $22.4 million. This was primarily the result of net income of $11.2 million, which when adjusted for non-cash expense items such as depreciation and amortization, gains on sales of rental equipment, deferred income taxes, stock-based compensation expense and the change in fair value of the interest rate swap, provided positive cash flows of approximately $20.7 million. The cash flows from operating activities were also increased by a $2.2 million increase in accounts payable and accrued expenses and a $0.6 million increase in unearned rental revenue. These increases to operating cash flows were partially offset by decreases resulting from a $1.1 million increase in accounts receivables.

Cash Flow from Investing Activities

 For the year ended December 31, 2009, cash used in investing activities was approximately $11.8 million. This was primarily the result of purchases of rental equipment of $17.2 million, purchases of property and equipment of $1.0 million and an increase in accounts receivables related to the sale of rental equipment of $0.1 million. These investing activity uses of cash were partially offset by $6.5 million in proceeds received for the sale of rental equipment.

For the year ended December 31, 2008, cash provided by investing activities was approximately $23.7 million.  This is primarily the result of the use of all the cash held in Trust Fund ($102.6 million), the majority of which was used to fund the acquisition of Holdings, and since the acquisition of Holdings on October 31, 2008, the purchase of $2.8 million rental equipment and $0.2 million in property and equipment, partially offset by proceeds from the sale of rental equipment of $1.7 million.

 For the year ended December 31, 2007, cash used in investing activities was $98.3 million which consisted of $99.7 million of the cash raised in the Company’s initial public offering contributed to the cash held in Trust Fund partially offset by disbursements from the Trust Fund of $1.6 million for qualified expenditures.

The Predecessor’s cash used in investing activities for the ten months ended October 31, 2008, the date Holdings was acquired, was approximately $23.5 million. This was primarily the result of $18.0 million in purchases in rental equipment, $3.0 million in purchases of property and equipment and a $9.9 million purchase of Hyde Park common stock. These investing uses of cash were partially offset by a $0.7 million decrease in accounts receivables from rental equipment sales and proceeds from the sale of rental equipment of $6.7 million.

The Predecessor’s cash used in investing activities for the year ended December 31, 2007 was approximately $6.4 million. This was primarily the result of purchases of rental equipment of $18.8 million, purchases of property and equipment of $0.7 million and an increase in accounts receivables related to the sale of rental equipment of $0.1 million. These investing activity uses of cash were partially offset by $13.2 million in proceeds received for the sale of rental equipment.

Cash flow from financing activities

 Cash used in financing activities was approximately $3.3 million for the year ended December 31, 2009. This is primarily due to a net decrease in total debt obligations of $2.9 million. Total borrowings for the year under the short-term debt obligations and revolving credit facility were $60.7 million and total payments on the revolving credit facility were $63.6 million. The Company also used $0.4 million to repurchase warrants.

Cash used in financing activities was approximately $24.0 million for the year ended December 31, 2008.  This is primarily due to $18.7 million in payments made to reacquire and retire common stock for those parties that did not vote in favor of the business combination and $1.8 million paid for the repurchase of common stock and warrants.  Since the October 31, 2008 acquisition of Holdings, total borrowings under the revolving credit facility were $12.2 million and total payments were $14.9 million.  The Company also paid $0.8 million of deferred financing costs in connection with amending the revolving credit facility assumed in the acquisition of Holdings.

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

The Predecessor’s cash used in financing activities for the ten months ended October 31, 2008, the date Holdings was acquired, was approximately $3.5 million. Total borrowings and payments during the ten months under the Predecessor’s revolving credit facility were $78.0 million.  The Company also paid $0.2 million of deferred financing costs and $3.3 million to terminate an interest rate swap.

The Predecessor’s cash used in financing activities for the year ended December 31, 2007 was approximately $16.0 million. During the period, the Predecessor refinanced its long-term debt with a new asset-based senior secured revolving line of credit facility and made a $50.0 million member dividend distribution. Total borrowings during the year under the Predecessor’s revolving credit facility were $133.4 million and total payments were $81.9 million.  The Company also paid $2.0 million of deferred financing costs and $15.5 million to repay its Junior Term B debt.

Revolving Credit Facility

 The following information discusses significant events during the year ended December 31, 2009 and 2008 that relate to the revolving credit facility assumed in the acquisition of Holdings.  Also see note 7 to the consolidated financial statements for further information related to our credit facility.

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its asset-based senior secured revolving line of credit facility, which permits it to borrow up to $190.0 million.  The maximum borrowing amount of the revolving credit facility may be increased by up to $5.0 million any time prior to November 2010 subject to certain specified terms and conditions in the credit agreement.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first security interest in substantially all of the Company’s assets.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $180.6 million at December 31, 2009, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility is $48.7 million at December 31, 2009. As of December 31, 2009 and for the year then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $48.7 million well exceeded the threshold at December 31, 2009. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Our management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be adequate to permit Essex Crane to meet its debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Also, substantially all of Essex Crane’s rental equipment and all its other assets are subject to liens under its revolving credit facility. None of such assets may be available to satisfy the claims of its general creditors. Essex Crane’s future financial and operating performance, ability to service or refinance its debt and ability to comply with covenants and restrictions contained in its debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control.

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009. These short-term obligations are interest free for six months and then accrue interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased. On the six month anniversary of the origination of each obligation, a 10% principal payment is due. On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance is due, at which time the Company will likely repay the entire remaining unpaid principal using proceeds from the revolving credit facility discussed below. The unpaid principal balances of the individual obligations as of December 31, 2009 are $2,554,637 and $2,615,977 and mature on October 20, 2010 and November 20, 2010, respectively.

Capitalized Expenditures

The Company’s capitalization criteria is to capitalize costs in the period they are incurred related to projects with total costs in excess of $20,000 when the projects extend the useful lives or enhance the crane’s capabilities. These capital projects are depreciated using the straight line method over an estimated useful life of 7 years. Individual rental equipment items and property, plant and equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful life of the respective item purchased.

The following table provides quantitative information regarding the amount and types of costs capitalized during 2009 and 2008 (which for the Successor includes the two month post acquisition period):

			Predecessor
	Successor		For the Ten
	For the years Ended December 31,		Months Ended
	2009	2008	October 31, 2008

Purchases of rental equipment	$19,588,468	$2,782,879	$16,055,038
Deposits made to purchase rental equipment	5,513	-	1,571,079
Costs to prepare cranes for sale	191,909	12,127	428,261
Purchases of property, plant & equipment	195,676	158,721	1,386,212
Capitalized crane repair costs	443,149	-	1,558,081
Capitalized internally developed software costs	372,543	-	15,390

Total capitalized expenditures	$20,797,258	$2,953,727	$21,014,061

During the years ended December 31, 2009 and 2008, which represents the two month post acquisition period, the Successor expensed repair and maintenance costs of approximately $4.9 million and $1.2 million respectively. During the ten months ended October 31, 2008, the Predecessor expensed repair and maintenance costs of approximately $5.4 million. Based on forecasted utilization rates, the Company expects to capitalize approximately $5.9 million of costs during the year ended December 31, 2010; approximately $2.9 million of which is for the purchase of one lattice boom crawler crane.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering and to members of Essex Crane’s senior management are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception within the applicable accounting guidance and are accordingly not accounted for as derivatives, but instead are accounted for as equity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Revolving Credit Facility
Principal	$-	$-	$131,919,701	$-	$131,919,701
Interest (a)	5,764,891	11,529,782	4,804,076	-	22,098,749

Short-term debt obligations
Principal	5,170,614	-	-	-	5,170,614
Interest	65,145	-	-	-	65,145

Commitment to purchase rental equipment	2,560,150	-	-	-	2,560,150

Operating Leases:
Minimum lease payments	323,334	253,327	-	-	576,661

Other long-term liabilities:
Capital lease obligations, including interest	7,692	18,588	-	-	26,280

Total	$13,891,826	$11,801,697	$136,723,777	$-	$162,417,300

(a) Amounts include interest expected to be incurred on the Company's revolving credit facility based on the amount outstanding as of December 31, 2009.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in note 2 to our 2009 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, rental equipment, impairment of goodwill and long-lived assets, derivative financial instruments and income taxes.

Revenue Recognition

Essex recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance. We generate revenue from Essex Crane’s rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance. In many instances, we provide some of the above services under the terms of a single customer Equipment Rental Agreement.

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

Useful Lives of Rental Equipment

Essex Crane’s primary assets consist of its lattice-boom crawler crane and attachment fleet, which are recorded at cost less accumulated depreciation. In conjunction with the acquisition of Essex Crane on October 31, 2008, Essex recorded all of its crane and attachment fleet values at fair value.  Essex depreciates the existing crane and attachment fleet over periods between 20 and 30 years on a straight line basis such that additions of new cranes to the fleet are depreciated over a 30 year time period while used cranes acquired will be amortized over a period of 20 to 25 years. Management experience and third-party estimates indicate a possible asset life for a properly repaired and maintained lattice-boom crawler crane fleet of 50 years or more. Essex’s management reviews the value of its crane fleet annually in conjunction with its lenders.

Allowance for Doubtful Accounts

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

Business Combination

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the ownership of Holdings. The purchase agreement provided for a gross purchase price of $210.0 million, less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition. The purchase price was subject to adjustment at and after the closing date based on Essex Crane’s working capital as of the closing date and crane purchases and sales by Essex Crane prior to the closing date. The adjusted purchase price of the Holdings acquisition was $215.5 million, [including the amount of Essex’s indebtedness outstanding under Essex Crane’s credit facility immediately prior to the closing]. For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our consolidated financial statements.

The acquisition, excluding transaction costs was financed with approximately $80.6 million of cash from the proceeds of the Company’s initial public offering, the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and approximately $129.9 million of assumption of Essex Crane’s indebtedness outstanding as of the closing (which was assumed and credit agreement amended as of the closing date). In addition, as was required under the Company’s certificate of incorporation, shortly after completion of the acquisition approximately $18.7 million of the proceeds of the Company’s initial public offering was paid to shareholders who voted against the acquisition of Essex Crane and exercised their conversion rights.

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer, and are referred to throughout this Annual Report as the “Retained Interests”.

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

Purchase Price in the Acquisition

The purchase price of the Holdings acquisition was negotiated during the fourth quarter of 2007 and the first quarter of 2008 and was agreed upon on March 6, 2008, the date the purchase agreement was signed. The Company based its purchase price negotiations on its estimates of the enterprise value of Holdings, which in turn were based on Holdings’ historical and projected revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which were provided by the sellers. The Company’s Management and financial advisor determined that the purchase price was fair to the Company from a financial point of view using three methodologies:

•
an analysis of expected discounted future cash flows, wherein the advisor applied a discount rate of 14.1% to six years of forecasted EBITDA to compute the fair value of Essex Crane’s discounted future cash flows;

•
an analysis of comparable public companies, wherein the advisor utilized the median EBITDA and EBIT multiple of eight publicly traded companies that the advisor and Management believed were comparable to Essex Crane; and

•
an analysis of comparable transactions, wherein the advisor utilized the median EBITDA and EBIT multiple from 14 transactions the advisor and Management believed were comparable to the Holdings acquisition.

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

The Company, as required by applicable accounting guidance, considered all financial information available through February 2009 in refining its assumptions used to perform the valuation including its declining revenues, gross margin, a declining backlog and other financial information in determining its forecast of future revenues, gross margin, EBITDA and EBIT. These forecast assumptions were significantly worse than those utilized in determining the purchase price in March 2008 (which management also considered appropriate as of the October 31, 2008 acquisition date) due to the rapidly declining economy and the credit crisis during November and December 2008 which continued into the first quarter of 2009 at which time it began negatively affecting our business. In addition to reduced forecast assumptions, there was also a decline in other market based measures, including the EBITDA median multiple of comparable public companies, which were brought on by the rapidly declining economy and credit crisis. A valuation of the Company was prepared for goodwill impairment analysis purposes using the following methodologies:

•
an analysis of expected discounted future cash flows, wherein a discount rate of 13.0% was applied to five years of forecasted future cash flows to compute the fair value of Essex’s discounted future cash flows; and

•
an analysis of EBITDA multiples calculated using an estimated enterprise value based on financial information for comparable public companies, wherein an EBITDA multiplier was used for seven publicly traded companies that the advisor and Management believed were comparable to Essex.

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

Based on the results of the valuation performed, and in conjunction with the significant decreases in the metrics used in the valuation, the fair value of the equity of the Company’s single reporting unit was estimated at approximately $49.7 million, compared to book value of equity of approximately $86.9 million. As a result, the Company performed a step 2 impairment analysis. Since the book value of equity exceeded its fair value by more than the amount of the goodwill recorded at December 31, 2008, all of the goodwill was deemed to be impaired resulting in a loss of approximately $23.9 million recognized in the Company’s statement of operations for the year ended December 31, 2008.

Income Taxes

The Company uses an asset and liability approach, as required by the applicable accounting guidance for financial accounting and reporting of income taxes.  Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

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

The Company follows the applicable accounting guidance related to the accounting for uncertainty in income taxes. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions.  The Company is subject to U.S. federal or state income tax examinations for years 2006 through 2009.

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

At December 31, 2009, the Company had unused federal net operating loss carry-forwards totaling approximately $54.0 million that begin expiring in 2021. At December 31, 2008, the Company also had unused state net operating loss carry-forwards totaling approximately $27.3 million that expire between 2010 and 2029. The net operating loss carry-forwards are subject to internal revenue code section 382 limitations based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment which were acquired in the acquisition.

Impairment of long-lived assets

Long lived assets are recorded at the lower of amortized cost or fair value. Losses related to long-lived assets are recorded where indicators of impairment are present and the estimated undiscounted cash flows to be generated by the asset (rental and associated revenues less related operating expenses plus any terminal value) are less than the assets’ carrying value. If the carrying value of the assets will not be recoverable, as determined by the undiscounted cash flows, the carrying value of the assets is reduced to fair value. Essex, under the terms of its credit agreement, engages an independent third party to help management appraise the value of the crane and attachment fleet on at least an annual basis. We consider a number of factors including value in use for crane and attachment rental, secondary market values and possible values in alternate use.

Derivative Financial Instruments

Essex uses derivative financial instruments for the purpose of hedging the risks associated with interest rate fluctuations on its revolving credit facility with the objective of converting a targeted amount of its floating rate debt to a fixed rate. The Company does not enter into derivative transactions for speculative purposes, and therefore holds no derivative instruments for trading purposes.

Essex believes that the use of derivatives in the form of interest rate swaps is an important tool to manage its balance sheet liabilities and interest rate risk, while protecting its associated rental margins. The Company sets its equipment rental rates based in part as a percentage of the investment cost of the equipment and then uses the interest rate swap to lock in the associated interest costs of a period of time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of December 31, 2009 for which we have an interest rate swap to effectively fix the interest rate at 4.96% on $100.0 million of the $131.9 million of outstanding borrowings under our senior secured credit facility. The weighted average interest rate in effect on those borrowings at December 31, 2009 was 2.49% excluding the impact of the interest rate swap and 4.37% taking into consideration the swap. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swap at December 31, 2009 would increase our interest expense by approximately $0.4 million on an annualized basis.

Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes. See also note 8 to the notes to consolidated financial statements for additional discussion of derivative instruments.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying values based on their nature and terms.

The fair value of the Company’s total debt outstanding as of December 31, 2009 was $129.4 million, excluding the impact of our interest rate swap. If market rates of interest increased 50 basis points due to a change in the applicable margin rate of interest (a 12.5% increase from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $129.4 million. If market rates of interest decreased 50 basis points due to a change in the applicable margin rate of interest (a 12.5% decrease from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $129.3 million.

The Company’s interest rate swap had a liability fair value of approximately $2.3 million as of December 31, 2009. If market rates of interest permanently increased by 50 basis points, the fair value of the Company’s interest rate swap would be a $1.0 million liability. If market rates of interest permanently decreased by 50 basis points, the fair value of the Company’s interest rate swap would be a $3.8 million liability.

These amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. Theses analyses do not consider the effects of the changes in the overall economy that could exist in such an environment. Further, in the event of changes of such magnitude, management would likely take actions to further mitigate its exposure to the changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure or results.

The Company cannot predict the effect of adverse changes in interest rates on its debt and derivative instruments and, therefore, the Company cannot predict its exposure to market risk. Consequently, further results may differ materially from the estimated adverse changes discussed above.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Essex Rental Corp.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2009. Our internal control over financial reporting has been audited as of December 31, 2009 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), which will be filed with the SEC on or before April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table provides certain information, as of December 31, 2009, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Hyde Park Acquisition Corp. 2008 Long-Term Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders (1)	565,000	$4.50	992,323

Equity plans not approved by stockholders	-	-	-

Total	565,000	$4.50	992,323

(1)  During the year ended December 31, 2009, the Company issued 16,377 shares to certain employees as compensation under the Company’s 2008 Long Term Incentive Plan.

The additional information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before April 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Successor and Predecessor Company Financial Statements

Reports of Independent Registered Public Accounting Firms

Essex Rental Corp. Consolidated Balance Sheets—December 31, 2009 and 2008
Essex Holdings, LLC and Subsidiary Consolidated Balance Sheet—October 31, 2008

Essex Rental Corp. Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Essex Holdings, LLC and Subsidiary Consolidated Statements of Operations for the ten months ended October 31, 2008 and year ended December 31, 2007

Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the ten months ended October 31, 2008 and the year ended December 31, 2007

Essex Rental Corp. Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Cash Flows for the ten months ended October 31, 2008 and the year ended December 31, 2007

Notes to consolidated financial statements

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

10.23	Hyde Park Acquisition Corp. 2008 Long Term Incentive Plan (1)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant (*)

23.1	Consent of McGladrey & Pullen, LLP (*)

23.2	Consent of Grant Thornton LLP (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2007.

(3) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File 333-138452).

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2008.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008.

(*) Attached herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the accompanying consolidated balance sheets of Essex Rental Corp. (a Delaware corporation) and Subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  We have also audited the consolidated balance sheet of Essex Holdings, LLC and Subsidiary (the “Predecessor”) as of October 31, 2008 and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2008 through October 31, 2008 and for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and the financial position of the Predecessor as of October 31, 2008, and the consolidated results of its operations and its cash flows for the period from January 1, 2008 through October 31, 2008 and the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Rental Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Chicago, Illinois
March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Essex Rental Corp. f/k/a Hyde Park Acquisition Corp.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 of Essex Rental Corp. f/k/a Hyde Park Acquisition Corp. (a corporation in the development stage).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Essex Rental Corp. f/k/a Hyde Park Acquisition Corp. and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
New York, New York
March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Essex Rental Corp.

We have audited Essex Rental Corp. (a Delaware corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Rental Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on Essex Rental Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Essex Rental Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Essex Rental Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009 and the consolidated balance sheet of Essex Holdings, LLC and Subsidiary (the “Predecessor”) as of October 31, 2008 and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2008 through October 31, 2008 and for year ended December 31, 2007 and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Chicago, Illinois
March 15, 2010

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	Essex Rental Corp.		Essex Holdings LLC
	(Successor)		(Predecessor)
	December 31,	December 31,	October 31,
	2009	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$199,508	$139,000	$691,660
Investment in Hyde Park common stock	-	-	9,957,441
Accounts receivable, net of allowances	4,973,995	11,350,561	10,701,304
Other receivables	3,791,845	3,167,773	2,307,540
Deferred tax assets	1,724,621	1,859,071	2,357,290
Prepaid expenses and other assets	410,198	440,879	1,204,769
TOTAL CURRENT ASSETS	11,100,167	16,957,284	27,220,004

Rental equipment, net	260,767,678	255,692,116	133,172,649
Property and equipment, net	6,981,660	8,176,143	5,634,059
Spare parts inventory, net	3,556,236	3,276,858	1,804,042
Identifiable finite lived intangibles, net	2,160,239	3,518,667	-
Loan acquisition costs, net	1,897,177	2,377,442	1,566,262

TOTAL ASSETS	$286,463,157	$289,998,510	$169,397,016

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,790,683	$2,510,564	$5,835,262
Accrued employee compensation and benefits	679,078	2,160,960	2,526,536
Accrued taxes	5,663,263	5,203,485	4,140,238
Accrued interest	303,186	440,667	596,566
Accrued other expenses	739,639	1,390,864	1,294,224
Unearned rental revenue	793,797	2,176,906	2,573,176
Short-term debt obligations	5,170,614	-	-
Current portion of capital lease obligation	6,269	-	-
TOTAL CURRENT LIABILITIES	15,146,529	13,883,446	16,966,002

LONG-TERM LIABILITIES
Revolving credit facility	131,919,701	137,377,921	129,895,169
Deferred tax liabilities	62,935,535	63,266,773	13,829,704
Interest rate swap	2,306,294	3,424,613	-
Capital lease obligation	17,067	-	-
TOTAL LONG-TERM LIABILITIES	197,178,597	204,069,307	143,724,873

TOTAL LIABILITIES	212,325,126	217,952,753	160,690,875

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 14,124,563 shares at December 31, 2009 and 14,106,886 shares at December 31, 2008	1,412	1,410	-
Members' contributions	-	-	40,270,000
Paid in capital	84,589,119	84,383,579	231,602
Accumulated deficit	(9,022,597)	(10,218,403)	(31,795,461)
Accumulated other comprehensive loss, net of tax	(1,429,903)	(2,120,829)	-
TOTAL STOCKHOLDERS' EQUITY	74,138,031	72,045,757	8,706,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$286,463,157	$289,998,510	$169,397,016

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten	For the
				Months Ended	Year Ended
	For the Years Ended December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007
REVENUE
Equipment rentals	$34,556,696	$10,522,092	$-	$51,301,586	$48,800,490
Used rental equipment sales	6,478,197	1,730,771	-	6,709,034	13,232,768
Transportation	4,909,346	1,233,873	-	6,929,298	8,667,849
Equipment repairs and maintenance	6,140,153	1,386,053	-	6,038,639	7,420,972

TOTAL REVENUE	52,084,392	14,872,789	-	70,978,557	78,122,079

COST OF REVENUES
Salaries, payroll taxes and benefits	6,006,715	1,311,175	-	6,730,823	7,320,488
Depreciation	11,210,472	1,809,623	-	6,908,980	8,034,011
Net book value of rental equipment sold	5,584,784	1,439,677	-	3,186,106	7,183,496
Transportation	3,743,595	952,861	-	5,774,802	6,731,983
Equipment repairs and maintenance	4,873,005	1,236,482	-	5,411,272	7,574,332
Yard operating expenses	1,482,371	306,174	-	1,533,099	1,913,576

TOTAL COST OF REVENUES	32,900,942	7,055,992	-	29,545,082	38,757,886

GROSS PROFIT	19,183,450	7,816,797	-	41,433,475	39,364,193

Selling, general and administrative expenses	10,547,405	4,045,432	456,661	13,652,865	9,111,874
Goodwill impairment	-	23,895,733	-	-	-
Other depreciation and amortization	781,751	139,943	-	110,019	133,124

INCOME (LOSS) FROM OPERATIONS	7,854,294	(20,264,311)	(456,661)	27,670,591	30,119,195

OTHER INCOME (EXPENSES)
Interest income	643	1,405,637	2,543,781	-	-
Interest expense	(6,681,740)	(1,124,398)	-	(7,666,179)	(12,205,328)
Interest rate swap	-	-	-	(524,259)	(2,755,741)
TOTAL OTHER INCOME (EXPENSES)	(6,681,097)	281,239	2,543,781	(8,190,438)	(14,961,069)

INCOME (LOSS) BEFORE INCOME TAXES	1,173,197	(19,983,072)	2,087,120	19,480,153	15,158,126
		-
PROVISION (BENEFIT) FOR INCOME TAXES	(22,609)	(8,065,951)	388,000	8,063,079	3,941,270

NET INCOME (LOSS)	$1,195,806	$(11,917,121)	$1,699,120	$11,417,074	$11,216,856

Weighted average shares outstanding:
Basic	14,110,789	13,517,010	13,224,144
Diluted	15,805,191	13,517,010	13,224,144

Earnings (loss) per share:
Basic	$0.08	$(0.88)	$0.13
Diluted	$0.08	$(0.88)	$0.13

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Essex Rental Corp. (Successor)
				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Balance - January 1, 2007	2,812,500	$281	$24,719	$(402)	$-	$24,598

Sale of 11,250,000 units, net of underwriter's discount and offering expenses (2,248,875 shares subject to possible redemption)	11,250,000	1,125	84,060,426	-	-	84,061,551

Sale of 1,687,500 additional units, net of underwriters' discount and offering expenses (337,331 shares subject to possible redemption)	1,687,500	169	12,757,331	-	-	12,757,500

Proceeds from issuance of underwriters' option	-	-	100	-	-	100

Proceeds subject to possible redemption of 2,586,206 shares	-	-	(19,932,029)	-	-	(19,932,029)

Sale of 1,500,000 warrants to initial stockholders	-	-	1,500,000	-	-	1,500,000

Net income for the year ended December 31, 2007	-	-	-	1,699,120	-	1,699,120	1,699,120

Balance - December 31, 2007	15,750,000	1,575	78,410,547	1,698,718	-	80,110,840	1,699,120

Reclassification of proceeds for 2,586,206 shares subject to possible redemption plus deferred interest	-	-	20,497,091	-	-	20,497,091

Repurchase of shares from dissenting shareholders	(2,357,736)	(236)	(18,704,479)	-	-	(18,704,715)

Effective conversion of retained interest in Essex Holdings into common stock of Essex Rental	632,911	63	4,999,937	-	-	5,000,000

Issuance of common stock in exchange for transaction related services	132,911	13	923,721	-	-	923,734

Repurchases and retirement of common stock	(63,500)	(6)	(291,939)	-	-	(291,945)

Repurchases and retirement of 1,418,519 warrants	-	-	(1,506,380)	-	-	(1,506,380)

Common stock issued to employees	12,300	1	39,359	-	-	39,360

Stock based compensation for stock options granted to executive management	-	-	15,722	-	-	15,722

Change in fair value of interest rate swap, net of tax of $1,303,784	-	-	-	-	(2,120,829)	(2,120,829)	(2,120,829)

Net loss for the year ended December 31, 2008	-	-	-	(11,917,121)	-	(11,917,121)	(11,917,121)

Balance - December 31, 2008	14,106,886	$1,410	$84,383,579	$(10,218,403)	$(2,120,829)	$72,045,757	$(14,037,950)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Essex Rental Corp.
	(Successor)
				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Repurchases and retirement of 323,200 warrants	-	$-	$(378,896)	$-	$-	$(378,896)

Common stock issued to employees and director	17,677	2	106,213	-	-	106,215

Stock based compensation for stock options granted to executive management	-	-	478,223	-	-	478,223

Change in fair value of interest rate swap, net of tax of $427,393	-	-	-	-	690,926	690,926	690,926

Net income for the year ended December 31, 2009	-	-	-	1,195,806	-	1,195,806	1,195,806

Balance - December 31, 2009	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031	$1,886,732

The accompanying notes are an integral part of these financial statements.

ESSEX HOLDINGS LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

	Essex Holdings LLC
	(Predecessor)
				Total
	Members'	Paid in	Accumulated	Members'
	Contributions	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2007	$40,270,000	$-	$(4,429,391)	$35,840,609

Member dividend distribution	-	-	(50,000,000)	(50,000,000)

Share based compensation	-	34,740	-	34,740

Net income	-	-	11,216,856	11,216,856

Balance - December 31, 2007	40,270,000	34,740	(43,212,535)	(2,907,795)

Share based compensation	-	196,862	-	196,862

Net income	-	-	11,417,074	11,417,074

Balance - October 31, 2008	$40,270,000	$231,602	$(31,795,461)	$8,706,141

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten	For the
				Months Ended	Year Ended
	For the Years Ended December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,195,806	$(11,917,121)	$1,699,120	$11,417,074	$11,216,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of tangible assets	11,331,394	1,828,233	-	7,018,999	8,167,135
Amortization of loan acquisition costs
and other intangibles	1,155,744	203,314	-	353,300	1,088,182
Gain on sale of rental equipment	(893,413)	(291,094)	-	(3,522,928)	(6,049,272)
Deferred income taxes	73,418	(9,854,835)	(28,000)	7,103,541	3,530,097
Goodwill impairment	-	23,895,733	-	-	-
Share based compensation expense	584,438	55,082	-	196,862	34,740
Change in fair value of interest rate swap	-	-	-	524,259	2,755,741
Changes in operating assets and liabilities:
Accounts receivable, net	6,376,566	(649,257)	-	1,106,901	(847,279)
Other receivables	(517,030)	(860,233)	-	-	(325,586)
Interest earned in trust fund	-	(1,709,916)	(2,767,634)	-	-
Prepaid expenses and other assets	30,681	(107,620)	(33,418)	(757,641)	(39,801)
Increase in deferred interest	-	(243,405)	243,405	-	-
Spare parts inventory	(279,378)	(212,829)	-	(95,904)	51,429
Accounts payable and accrued expenses	(2,530,691)	(416,317)	311,329	3,963,504	2,196,687
Unearned rental revenue	(1,383,109)	(396,270)	-	416,065	596,079

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	15,144,426	(676,535)	(575,198)	27,724,032	22,375,008

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	-	-	(99,710,000)	-	-
Payment of deferred costs	-	-	(110,000)	-	-
Disbursements from the trust	-	-	1,550,000	-	-
Investment in Hyde Park common stock	-	-	-	(9,957,441)	-
Acquisition of business, net of cash acquired	-	(77,711,958)	-	-	-
Net sales of securities held in trust fund	-	102,637,550	-	-	-
Purchases of rental equipment	(17,164,399)	(2,795,006)	-	(18,041,380)	(18,783,592)
Purchases of property and equipment	(988,949)	(158,721)	-	(2,972,681)	(724,057)
Accounts receivable from rental equipment sales	(107,042)	-	-	739,256	(92,256)
Proceeds from sale of rental equipment	6,478,197	1,730,771	-	6,709,034	13,232,768

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(11,782,193)	23,702,636	(98,270,000)	(23,523,212)	(6,367,137)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten	For the
				Months Ended	Year Ended
	For the Years Ended December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	$-	$-	$103,500,000	$-	$-
Proceeds from underwriter's purchase option	-	-	100	-	-
Proceeds from issuance of warrants	-	-	1,500,000	-	-
Payment of costs of initial public offering	-	-	(5,021,377)	-	-
Repayment of notes payable, stockholders	-	-	(125,000)	-	-
Proceeds from short-term debt obligation	2,554,637	-	-	-	-
Proceeds from revolving credit facility	58,100,748	12,234,529	-	78,030,836	133,423,462
Payments on revolving credit facility	(63,558,968)	(14,845,371)	-	(77,998,390)	(81,931,350)
Payments on capital lease obligation	(4,595)	-	-	-	-
Payments to reacquire common stock
subject to repurchase	-	(18,704,715)	-	-	-
Payments to repurchase common stock	-	(291,945)	-	-	-
Payments to repurchase warrants	(378,896)	(1,506,380)	-	-	-
Payments for debt issuance costs	(14,651)	(825,020)	-	(270,000)	(1,977,997)
Payments on Junior Term B debt	-	-	-	-	(15,528,133)
Payment to terminate interest rate swap	-	-	-	(3,280,000)	-
Member distributions	-	-	-	-	(50,000,000)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(3,301,725)	(23,938,902)	99,853,723	(3,517,554)	(16,014,018)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	60,508	(912,801)	1,008,525	683,266	(6,147)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	139,000	1,051,801	43,276	8,394	14,541

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$199,508	$139,000	$1,051,801	$691,660	$8,394

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Deferred underwriters fee	$-	$-	$1,552,500	$-	$-
Deferred acquisition costs in accrued expenses	$-	$-	$418,331	$-	$-
Equipment obtained through capital lease	$27,931	$-	$-	$-	$-
Equipment purchased directly through
short-term debt obligation	$2,615,977	$-	$-	$-	$-
Issuance of stock related to acquisition of business	$-	$5,923,734	$-	$-	$-
Unrealized (gain) loss on derivative instruments, net of tax	$(690,926)	$2,120,829	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$6,338,956	$1,426,770	$-	$11,078,750	$13,341,107
Cash (received) paid for income taxes, net of refunds	$(122,435)	$718,135	$320,000	$825,144	$340,000

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”), formerly known as Hyde Park Acquisition Corp. ("Hyde Park"), Essex Holdings, LLC ("Holdings") and its wholly owned subsidiaries, Essex Crane Rental Corp. ("Essex Crane") and Essex Finance Corp. (“Essex Finance”), (collectively the "Company" or "Successor").  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying financial statements of Essex Rental Corp. include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for all periods presented.

Essex Holdings, LLC - Predecessor

Essex Holdings, LLC filed a certificate of formation in Delaware on May 4, 2000.  The consolidated financial statements include the accounts of Essex Holdings, LLC and its wholly owned subsidiary, Essex Crane Rental Corp. (collectively the “Predecessor”).  Essex Holdings, LLC is a holding company whose only activity related to its investment in Essex Crane Rental Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisition of Predecessor

In accordance with the purchase agreement (the “Purchase Agreement”) entered into on March 6, 2008, and subsequently amended on May 9, 2008 and August 14, 2008, among the Company, Essex Crane, the members of Holdings and KCP Services LLC (the “Seller Representative”), on October 31, 2008 the Company acquired Holdings through the acquisition of all of the membership interests of Holdings other than membership interests which were retained by members of Holding’s senior management, each of whom owned membership interests of Holdings prior to the completion of the acquisition, and whom the Company sometimes refer to collectively as the management members of Holdings or Essex Crane’s senior management.

The ownership interests in the Predecessor that were retained by the management members (the “Retained Interests”), which consist of 632,911 Class A Units of Holdings, the parent company of Essex Crane and a subsidiary of Essex Rental, have been treated as effectively converted as they are only exchangeable for an aggregate of 632,911 shares of the Company’s common stock, entitle the holder to receive distributions on an “as exchanged” basis if Essex pays a dividend to its common stockholders, are not transferable (subject to limited exceptions for estate planning purposes) and the Retained Interests are not mandatorily redeemable.  As provided in the Amended and Restated Limited Liability Company Agreement of Holdings, dated October 31, 2008, among the Company and the management members of Holdings, the Retained Interests do not carry any voting rights but are entitled to distributions from Holdings if the Company pays a dividend to its common stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis.  Holders of the Retained Interests have agreed, subject to certain exceptions, not to sell their Retained Interests in Holdings or their shares of Essex Rental’s common stock issuable upon exchange of such Retained Interests, for a period of two years following completion of the acquisition.  The Company has granted certain registration rights to the existing members of Holdings with respect to the shares of the Company’s common stock issuable upon exchange of the Retained Interests pursuant to a Registration Rights Agreement entered into by the Company and the holders of the Retained Interests contemporaneously with the closing of the acquisition of Essex.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Retained Interests accepted by Essex Crane’s officers in lieu of cash was based on the enterprise value for Essex Holdings ascribed by the total purchase price paid in the Essex acquisition.  The number of shares of the Company’s common stock into which the Retained Interests could be converted was based on the estimated per share cash in trust as of the acquisition closing date and approximated the per share common stock price on the acquisition agreement date.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the years ended December 31, 2008 and 2007 as if the acquisition of Holdings had occurred at the beginning of each respective period presented.  The pro forma adjustments recorded associated with the fair value of assets acquired relate to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31,
	2008	2007

Total revenues	$85,851,346	$78,122,079
Gross profit	47,406,908	37,010,766
Income from operations	4,817,554	26,501,244
Net (loss) income	(3,639,001)	10,102,426
Basis and diluted net income per common share	(0.26)	0.73

The above unaudited pro forma information is presented for illustrative purposes only and is not intended to be, and may not be indicative of the results of operations that would have actually occurred had the acquisition of Holdings occurred as presented.  Also, future results may vary significantly from the results reflected in such pro forma information.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Private Placement

Essex Rental’s directors and certain special advisors and their members purchased 1,500,000 Warrants (‘‘Insider Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $1,500,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering in 2007. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates.

Trust Fund and Common Stock Subject to Possible Redemption

Approximately $99.7 million of the Offering proceeds was deposited in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company (the Company's Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 24 months from the date of the consummation of the Offering. Under the agreement governing the Trust Fund, the proceeds were permitted to be invested only in specified United States government securities or in specified money market funds. Additionally, up to an aggregate of $1.5 million of interest earned on the Trust Fund was permitted to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, cash held in the Trust Fund was approximately $100.9 million. Upon closing of the Transaction, the balance in the Trust Fund, approximately $83.9 million, became available to fund the acquisition of Holdings.

The Company, after signing the Stock Purchase Agreement to acquire Holdings, was required to submit the transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering voted against the transaction and exercised their redemption rights, the Transaction would not be consummated. The transaction was submitted to the vote of stockholders in October 2008, and was approved. However, stockholders voting against the transaction requested the redemption of 2,357,736 shares of the Company's common stock for $18.7 million, representing the dissenting stockholders' pro rata share of the Trust Fund.

2.	Significant Accounting Policies

The Company’s significant accounting policies described in this note are the same for the Successor and Predecessor except as specifically noted otherwise.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shipping and Handling Costs

The Company classifies shipping and handling amounts billed to customers as revenues and the corresponding expenses are included in cost of revenues in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice price net of an estimate of allowance for doubtful accounts and reserves for credit memos, and generally do not bear interest.

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was approximately $1,545,000 and $660,000 as of December 31, 2009 and 2008, respectively.  The Successor charged approximately $2,186,000 and $660,000 to net income for doubtful accounts during the years ended December 31, 2009 and 2008, which represents the two month post-acquisition period, respectively.  The Successor wrote-off approximately $1,301,000 of the allowance balance against in conjunction with the related receivables during the year ended December 31, 2009.  The Predecessors allowance for doubtful accounts and reserve for credit memos was $3,516,000 and $2,773,000 at October 31, 2008 and December 31, 2007, respectively.  Bad debt expense was approximately $600,000 for the year ended December 31, 2009.  The Company’s bad debt expense was $160,000 for the year ended December 31, 2008, which represents Essex Crane for the two month post-acquisition period.  For the ten month period ended October 31, 2008 and the year ended December 31, 2007 the Predecessor’s bad debt expense was $680,000 and $525,000, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

No single customer represented more than 10% of total revenue or outstanding receivables for any of the periods presented.

The Company controls credit risk through credit approvals, credit limits and other monitoring procedures. The Company also manages credit risk through bonding requirements on its customers and/or liens on projects that the rental equipment is used to complete.

       Spare Parts Inventory

Spare parts inventory is used to service rental equipment and is stated at cost.  Spare parts inventory is classified as a non-current asset as it is primarily used to support rental equipment operations.  Usage is recorded as repairs and maintenance expense in the period the parts were issued to a repair project, or, usage is reclassified as additional cost of the rental equipment if the repair project meets certain capitalization criteria as discussed below.

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the consolidated balance sheet dates. The obsolescence reserve was approximately $100,000 as of December 31, 2009.  No spare parts inventory obsolescence reserve was deemed necessary at December 31, 2008 as this account was adjusted to fair value as of the October 31, 2008 acquisition date. The Predecessor’s inventory obsolescence reserve was approximately $4,100,000 and $4,800,000 at October 31, 2008 and December 31, 2007, respectively.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 20 to 30 years.  Projects with costs in excess of $20,000 for equipment improvements that extend the useful lives or enhance a crane’s capabilities are capitalized in the period they are incurred and depreciated using the straight line method over an estimated useful life of 7 years.  Individual rental equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful lives of the respective item purchased.  During the year ended December 31, 2009, the Successor capitalized rental equipment maintenance expenditures of approximately $0.4 million.  During the year ended December 31, 2008, which represents the two month post-acquisition period, the Successor did not capitalize rental equipment maintenance expenditures.  During the ten months ended October 31, 2008, the Predecessor capitalized rental equipment maintenance expenditures of approximately $1.6 million.

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

Expenditures for betterments and renewals in excess of $5,000 that extend the useful lives or enhance the assets’ capabilities are capitalized and are depreciated on the straight line basis over the remaining lives of the assets (generally 7 years for rental equipment betterments).  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations.  During the years ended December 31, 2009 and 2008 (which represents the two month post-acquisition period), the Successor capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $1.0 million and $0.2 million, respectively.  During the ten months ended October 31, 2008, the Predecessor capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $1.4 million.

External costs incurred by the Successor and Predecessor to develop computer software for internal use are capitalized in accordance with applicable accounting guidance.  Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight line basis over their useful lives.  The Company capitalized costs of approximately $672,490 associated with the development of a new Enterprise Resource Planning system (“ERP system”).  The ERP system implementation was completed early in 2010 and will be amortized on a straight line basis over its 3 year useful life beginning in the first quarter of 2010.  The Predecessor’s cumulative capitalized software was $926,619 and $922,043 and accumulated amortization was $897,432 and $881,753 at October 31, 2008 and December 31, 2007, respectively.  For the ten months ended October 31, 2008 and the year ended December 31, 2007, the Predecessor’s amortization expense was $15,680 and $14,438, respectively.

Loan Acquisition Costs

Loan acquisition costs include underwriting, legal and other direct costs incurred in connection with the issuance of the Company’s debt in conjunction with the business combination.  These costs are capitalized and amortized using the straight line method over the remaining period of the debt and included in interest expense.

Goodwill and Other Intangible Assets

The Company used the purchase method of accounting for its acquisition of Holdings. The acquisition resulted in an allocation of purchase price to goodwill and other intangible assets. The cost of Holdings was first allocated to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired in the amount of $23,895,733 was recorded as goodwill.

During the fourth quarter of 2008, the Company determined that the weakening economy and the global credit crisis resulted in a reduction in the Company’s market capitalization (share price) below its total shareholders’ equity value, which was an indication that its goodwill may be impaired.  As a result, the Company performed an assessment of goodwill of its Essex Crane subsidiary as of December 31, 2008 with the assistance of a third-party valuation specialist. The impairment was the result of a significant decline in the Company’s stock price (market capitalization), the weakening of the economy and credit crisis and the likely potential impact on the Company’s future cash flows.  Based on the analysis, the Company recorded a gross non-cash impairment charge of $23,895,733 at December 31, 2008 which is included in the Company’s statement of operations for the year ended December 31, 2008.  After recording this impairment charge, the Company had no remaining goodwill at December 31, 2008.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist of customer relationships and trademarks obtained in the acquisition of Holdings. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 5 years.

Long-lived Assets

Long lived assets are recorded at the lower of amortized cost or fair value.  As part of an ongoing review of the valuation of long-lived assets and finite-lived intangibles, the Company assesses the carrying value of these assets if such facts and circumstances suggest that they may be impaired.  If this review indicates the carrying value of these assets may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining future life, the carrying value would be reduced to its estimated fair value.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2009 and 2008.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet in accordance with applicable accounting guidance.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated income statement in the period or periods the hedged transaction affects earnings.

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately within the statement of operations. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.  No hedge ineffectiveness was recognized within the statement of operations during the years ended December 31, 2009 or 2008.

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

Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting of income taxes.  Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company adopted accounting guidance surrounding the accounting for uncertainty in income taxes on January 1, 2007 which upon adoption had no impact on the company’s consolidated financial statements as management has concluded that the tax benefits related to its uncertain tax positions can be fully recognized. The Successor and Predecessor recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Stock based compensation

Stock based compensation is accounted for in accordance with generally accepted accounting principles, which results in compensation expense being recorded over the requisite service or vesting period based on the fair value of the share based compensation at the date of grant.

Segment Reporting

The Company has determined that although it has several distinct revenue streams including equipment rental and transportation, used equipment sales, and repairs and maintenance, it has only on reportable segment.  This determination was based upon how management allocates its resources and assesses performance.

Reclassifications

The Company changed its presentation of revenues and related costs associated with insurance recoveries for repair of damage to equipment from accidents or natural disasters while on rent within the Consolidated Statements of Operations to report these revenues and cost of revenues gross within continuing operations to better reflect the nature of the transactions and the fact that the Company is generally reimbursed by its clients for damages incurred for all periods presented and reflecting the terms within the rental agreements within the normal course of business.  It had previously been presented on a net basis within Other Income (Expense).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the reclassifications made in each period:

	Successor	Predecessor
		For the Ten
	Year Ended	Months Ended	Year Ended
	December 31,	October 31,	December 31,
	2008	2008	2007

Equipment repairs and maintenance revenue previously reported	$999,950	$5,901,901	$7,063,722
Reclassification of insurance recovery revenue	386,103	136,738	357,250
Equipment repairs and maintenance revenue	$1,386,053	$6,038,639	$7,420,972

Equipment repairs and maintenance cost of revenues previously reported	$850,379	$5,330,053	$7,356,751
Reclassification of insurance recovery expenses	386,103	81,219	217,581
Equipment repairs and maintenance cost of revenues	$1,236,482	$5,411,272	$7,574,332

Other income - net, insurance recoveries	$-	$55,519	$139,669
Reclassification to income from operations	-	(55,519)	(139,669)
Other income - net, insurance recoveries	$-	$-	$-

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

In March 2008, the FASB issued a statement which establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption on January 1, 2009 did not have a material impact on its consolidated financial statement disclosures.  See the additional disclosures in Note 8.

In April 2008, the FASB issued an accounting standard which amended the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  This new standard applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements, or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  This standard would apply to the Company if it were to acquire an intangible asset either through a business combination or individually.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2009, the FASB issued a pronouncement that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  In addition, the pronouncement amends previous guidance to require that a reporting entity disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The Company adopted the pronouncement as required during the quarter ended June 30, 2009.  The adoption of this pronouncement resulted in additional disclosures in Note 9.

In April 2009, the FASB issued additional guidance which expands to interim periods the fair value disclosures required for financial instruments.  It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes in the methods and significant assumptions from prior periods.  The Company adopted this guidance during the quarter ended June 30, 2009, which was applied prospectively, resulted in additional disclosures contained in Note 9.

In May 2009, the FASB issued a standard related to subsequent events that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard was effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively.  The Company adopted the standard during the quarter ended June 30, 2009.

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

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance will be effective on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective on January 1, 2011. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Rental Equipment

Rental equipment consists of the following:

	Successor		Predecessor
	December 31,		October 31,
	2009	2008	2008
Rental Equipment	$273,199,851	$257,436,079	$187,039,562
Less: accumulated depreciation	(12,432,173)	(1,743,963)	(53,866,913)
Rental Equipment, net	$260,767,678	$255,692,116	$133,172,649

       Essex Rental’s depreciation expense related to rental equipment was $10,821,685 for the year ended December 31, 2009 and is included in cost of revenues in the accompanying consolidated statements of operations.  Essex Rental’s depreciation expense related to rental equipment was $1,749,762 for the year ended December 31, 2008, which represents Essex Crane for the two month post-acquisition period, and is included in cost of revenues in the accompanying consolidated statements of operations.

For the ten months ended October 31, 2008 and the year ended December 31, 2007, the Predecessor’s depreciation expense related to rental equipment was $6,635,454, and $7,731,801, respectively.

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues.  Future minimum rental revenues as required by executed rental agreements as of December 31, 2009 are as follows:

2010	$5,857,000
2011	306,000
Total minimum rental revenue	$6,163,000

4.	Property and Equipment

Property and equipment consists of the following:
	Successor		Predecessor
	December 31,		October 31,
	2009	2008	2008
Land	$2,575,000	$2,575,000	$831,436
Buildings and improvements	2,075,000	2,075,000	1,064,078
Automobiles, trucks, trailers and yard equipment	985,650	1,436,650	1,802,356
Information Systems equipment and software	29,187	29,187	926,619
Office equipment	97,461	57,343	589,096
Machinery, furniture and fixtures	666,077	59,519	484,241
Construction in progress	1,141,464	2,021,914	3,001,023
Total property and equipment	7,569,839	8,254,613	8,698,849
Less: accumulated depreciation	(588,179)	(78,470)	(3,064,790)
Property and equipment, net	$6,981,660	$8,176,143	$5,634,059

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of costs incurred and capitalized for projects not yet completed at December 31, 2009 and 2008 were $1.1 million and $2.0 million, respectively, and include funds deposited with rental equipment manufacturers to secure the acquisition of assets of $0.3 million and $1.6 million, respectively.  Essex Rental’s depreciation and amortization expense related to property and equipment was $509,709 for the year ended December 31, 2009.  Essex Rental’s depreciation and amortization expense related to property and equipment was $78,470 for the year ended December 31, 2008, which represents Essex Crane for the two month post-acquisition period.  The Predecessor’s depreciation expense related to property and equipment for the ten months ended October 31, 2008 and year ended December 31, 2007 was $383,545 and $435,334, respectively.

Depreciation expense related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

5.	Loan Acquisition Costs

On October 31, 2008, the Successor assumed the revolving credit facility and related loan acquisition costs ($1,566,262) of Essex Crane and immediately amended the agreement to expand the borrowing limit and extended the term.  The Company is amortizing the remaining unamortized loan acquisition costs over the new five year credit facility term as required when the borrowing base of the new credit facility exceeds the borrowing base of the old credit facility.  The Company incurred an additional $907,811 of loan acquisition costs related to the amendment, which are being amortized over the five year term of the new revolving credit facility.

In February 2007, the Predecessor refinanced all of its debt with the lead lender of its previous revolver facility. New loan acquisition costs totaled $1,977,997 and were being amortized over 5 years.

Loan acquisition costs consist of the following:

	Successor		Predecessor
	December 31,		October 31,
	2009	2008	2008
Gross carrying amount	$2,474,073	$2,459,423	$2,247,997
Less: accumulated amortization	(576,896)	(81,981)	(681,735)
Loan costs, net	$1,897,177	$2,377,442	$1,566,262

The Company’s loan acquisition costs amortized to interest expense for the year ended December 31, 2009 was $494,915.  The Company’s loan acquisition costs amortized to interest expense for the year ended December 31, 2008 was $81,981, which represents Essex Crane for the two month post-acquisition period.

The Predecessor’s loan acquisition costs amortized to interest expense for the ten months ended October 31, 2008 and the year ended December 31, 2007 were $353,300 and $1,088,182, respectively.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2009 are as follows for the years ending December 31:

2010	$494,916
2011	494,916
2012	494,916
2013	412,429
Total	$1,897,177

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Intangible Assets

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

In addition, a customer relationship intangible and trademark were recorded at fair value associated with the acquisition of Holdings.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Customer relationship intangible	$1,455,032	$(386,783)	$1,068,249
Trademark	1,487,369	(395,379)	1,091,990
	$2,942,401	$(782,162)	$2,160,239

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2008:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Customer relationship intangible	$1,800,000	$(60,000)	$1,740,000
Trademark	1,840,000	(61,333)	1,778,667
	$3,640,000	$(121,333)	$3,518,667

The customer relationship intangible and trademark carrying amounts were reduced by $344,968 and $352,631, respectively, for the year ended December 31, 2009 associated with the recognized tax deduction related to the excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $660,829 and $121,333 for the years ended December 31, 2009 and 2008, respectively.

7.	Short-term Debt Obligations and Revolving Credit Facility

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009.  These short-term obligations are interest free for six months and then accrue interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a 10% principal payment is due.  On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance is due, at which time the Company will likely repay the entire remaining unpaid principal using proceeds from the revolving credit facility discussed below.  The unpaid principal balances of the individual obligations as of December 31, 2009 are $2,554,637 and $2,615,977 and mature on October 20, 2010 and November 20, 2010, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“revolving credit facility”), which permits it to borrow up to $190.0 million.  The maximum borrowing amount of the revolving credit facility may be increased by up to $5.0 million any time prior to November 2010 subject to certain specified terms and conditions in the credit agreement.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment.  The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first security interest in substantially all of the Company’s assets.

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2009) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.23% at December 31, 2009) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At December 31, 2009 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 8 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The weighted average interest rate on the revolving credit facility at December 31, 2009 was 2.49%.

The outstanding balance on the revolving credit facility was $131.9 million as of December 31, 2009.  The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $180.6 million as of December 31, 2009.  The Company’s available borrowing under the revolving credit facility is approximately $48.7 million as of December 31, 2009.

Predecessor Revolving Credit Facility

The Predecessor refinanced its long-term debt in February 2007 with a new asset-based senior secured revolving line of credit facility headed by the lead lender of its previous revolving credit facility, which permitted it to borrow up to $170.0 million.  The Predecessor could have borrowed up to an amount equal to the sum of 85% of eligible net receivables and 75% to 80% of the net orderly liquidation value of eligible rental equipment. The Predecessor had the right to increase the maximum borrowing amount of the revolving credit facility by up to $25.0 million any time prior to the second anniversary of the facility origination date subject to certain specified terms and conditions in the credit agreement. The revolving credit facility was previously scheduled to mature in February 2012 and collateralized by first security interest in substantially all of the Company’s assets.

Proceeds from the 2007 revolving credit facility were used to pay-off the previously existing revolving credit facility and its former Junior Term B lender, pay a $50.0 million member dividend distribution and cover related expenses.

Borrowings under the revolving credit facility accrued interest of the borrower’s option at either (a) the bank’s prime rate plus an applicable margin or (b) a Eurodollar rate based the rate the bank offers deposits of U.S. Dollars in the London interbank market plus an applicable margin.  The Predecessor was also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. The applicable prime rate margin, LIBOR rate, and unused line commitment fee vary based on the amount of monthly average excess availability as defined in the credit agreement.  At October 31, 2008 the applicable prime rate margin, LIBOR margin, and unused line commitment fee were 0.25%, 2.00% and 0.25%, respectively.

The previously (prior to February 2007) existing revolving credit facility (“previous credit facility”) permitted the Predecessor to borrow up to $110.0 million.  The previous credit facility was also an asset-based senior secured facility with a first security interest in substantially all of the assets of the Company, except the real estate which was a second secured interest to that of the Junior Term B (“Term Loan”) debt provider.  The senior lenders lent on a formula basis of 85% against eligible receivables and 70% against eligible rental equipment.  The Term Loan had a three year commitment.  The total $110.0 million commitment had minimum annual reductions of $2.5 million per year and other commitment reductions beyond that based upon the Company’s performance and the level of proceeds from sale of rental equipment.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rate on the Predecessor’s revolving credit facility at October 31, 2008 was based primarily on a Prime based loan which was yielding 5.25%.  The interest rate on the revolving credit facility at December 31, 2007 was based primarily on LIBOR based loans which were yielding a weighted effective average interest rate of 7.2%.

The outstanding balance on Predecessor’s revolving credit facility was $129,895,169 at October 31, 2008.  The maximum amount that could be borrowed under the revolving credit facilities, net of letters of credit, interest rate swaps and other reserves was $180,442,000 at October 31, 2008.

Predecessor Junior Term B Debt

The Predecessor’s Junior Term B debt (“Term B”) was a $15.0 million commitment that was repaid in February 2007. The Term B debt was secured by a first security interest in real estate and a second security interest in substantially all of the other assets of the Predecessor.  In addition, there was a Put Agreement providing a limited partial guarantee from the controlling partner of Essex Holdings, LLC to the Term B debt lender.  The Term Loan had in essence the same loan covenants as existed in the previous revolving credit facility from the senior lenders.  There was an inter-creditor agreement between the lenders for the previous revolving credit facility and the Term B debt.  Additionally, the Term B debt had a 1.5% per annum payment in kind interest factor that was added to the outstanding loan balance which was repaid in full in February 2007.

Loan Covenants and Compliance

As of December 31, 2009 and for the year then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $48.7 million well exceeded the threshold at December 31, 2009.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

8.  Derivatives and Hedging Activities – Interest Rate Swap Agreement

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy.  The interest rate swap is designated as a cash flow hedge and involves receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the years ended December 31, 2009 or 2008.

In November 2008, the Company entered into an interest rate swap agreement with the lead lender of its revolving credit facility to hedge its exposure to interest rate fluctuations.  The swap agreement has a notional principal amount of $100.0 million and matures in November 2012.  Under the agreement, the Company pays a 2.71% fixed interest rate plus the applicable margin under the revolving credit facility (or a total interest rate of 4.96%).

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of December 31, 2009, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 76% of the Company’s credit facility.  As of December 31, 2009, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts, based on one month LIBOR, was 2.48%.

At December 31, 2009, the interest rate swap liability had a fair value of $2,306,294 and was included in long-term liabilities.  The associated unrealized loss reported in accumulated other comprehensive income was $1,429,903, which is net of tax of $876,391.

For the year ended December 31, 2009, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income was a decrease of $1,118,319 ($690,926 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending December 31, 2010, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense.

The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.37% at December 31, 2009.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $2.4 million for the year ended December 31, 2009.  The weighted average interest rates of the revolving credit facility, including the impact of the interest rate swaps, was approximately 4.53% at December 31, 2008.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $123,000 for the year ended December 31, 2008.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of December 31, 2009.

Disclosure of Fair Value of Liability Derivative

		Fair Value as of
	Balance Sheet	December 31,
	Location	2009	2008
Derivatives designated as hedging instruments

Interest Rate Swap	Long-term Liabilities	$2,306,294	$3,424,613

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the years ended December 31, 2009 and 2008.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Year Ended December 31, 2009

Interest Rate Swap	$1,281,650	Interest expense	$(2,399,969)	Other income / (expense)	$-

For the Year Ended December 31, 2008

Interest Rate Swap	$(3,548,092)	Interest expense	$123,479	Other income / (expense)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($2.4 million).  As of December 31, 2009, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at December 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of approximately ($2.4 million).

Predecessor Interest Rate Swap Agreement

In March 2007, the Predecessor entered into a derivative financial instrument with its lead lender to hedge its exposure to interest rate fluctuations. The derivative, known as a participative interest rate swap, took the form of a rate cap and floor.  Under the agreement the Predecessor paid a maximum rental rate based on LIBOR (5.27%) and participated in rate declines on a 40% sharing basis of the notional principal amount for the period.  The notional principal amounts under this three year instrument were $120.0 million, $100.0 million and $80.0 million for the first, second and third year, respectively.

In September 2007, the Predecessor entered into an interest rate swap agreement with its lead lender to hedge its exposure to interest rate fluctuations and replace the interest rate swap originated in March 2007 that was terminated.  The initial notional principal amount was $120.0 million through March 2009, at which time the notional principal amount was reduced to $100.0 million for the remaining period though the original March 2010 maturity date.  Under the agreement, the Predecessor paid a 5% fixed interest rate.  The Predecessor subsequently terminated the swap agreement on September 22, 2008, which resulted in the payment of a settlement amount of $3,280,000.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Predecessor did not contemporaneously document the hedge designation on the date of inception in order to quality for hedge accounting treatment.  The changes in fair value of the Predecessor’s swap for the year ended December 31, 2008 was an unrealized loss of ($524,259) and was reported as a component of other income (expenses) in its consolidated statement of operations.

9.  Fair Value

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

The Company’s interest rate swap is recorded at fair value on a recurring basis and had a liability fair value of approximately $2.3 million and $3.4 million at December 31, 2009 and 2008, respectively.  The Company’s interest rate derivative instrument is not traded on a market exchange and therefore, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate) and are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s total debt obligations including the revolving credit facility and short-term debt obligations as of December 31, 2009 was approximately $137.1 million.  The fair value of the Company’s debt was approximately $129.4 million as of December 31, 2009 calculated using a discounted cash flows approach at a market rate of interest.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2009	2008	2007
Net income (loss)	$1,195,806	$(11,917,121)	$1,699,120
Weighted average shares outstanding:
Basic	14,110,789	13,517,010	13,224,144
Effect of dilutive securities:
Warrants	1,694,402	-	-
Options	-	-	-
Diluted	15,805,191	13,517,010	13,224,144

Basic earnings (loss) per share	$0.08	$(0.88)	$0.13
Diluted earnings (loss) per share	$0.08	$(0.88)	$0.13

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the years ended December 31, 2009 and 2008 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.  Potential common shares issuable from the assumed conversion of Units and the exercise of Warrants and Options are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company has a net loss for the year ended December 31, 2008.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one Warrant.  Each Warrant entitles the holder to purchase from the Company one share of common stock.

Units that could be converted into 1,200,000 weighted average common shares for the year ended December 31, 2009 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Options that could be converted into 565,000 weighted average shares for the year ended December 31, 2009 were outstanding but were not included in the computation of diluted earnings per shares because the effects would be anti-dilutive.

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

As of December 31, 2009, there were 12,695,781 Warrants, 565,000 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at $5.00, $4.50, and $8.80, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Income Taxes

Income tax (benefit) expense consists of the following:

	Successor			Predecessor
				Ten Months
				Ended	Year Ended
	Years Ended December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007
Current income tax expense:
Federal	$457,409	$210,512	$-	$723,942	$411,174
State and local	144,160	144,727	416,000	235,596	-

Deferred income tax (benefit) expense:
Federal	(107,781)	(7,805,827)	-	6,867,955	3,569,423
State and local	(516,397)	(615,363)	(28,000)	235,586	(39,327)

Total income tax (benefit) expense	$(22,609)	$(8,065,951)	$388,000	$8,063,079	$3,941,270

The Successor’s current income tax expense for 2009 relates to 2008 tax return to provision differences, an increase in uncertain tax positions and state and local taxes.  The Successor’s deferred income tax benefit related primarily to amortization of the Company’s tax deductible goodwill and a change in estimate associated with the Company’s state income tax apportionments and rates.  The Successor’s current income tax expense for 2008 relates to Federal alternative minimum tax and state and local taxes while the deferred income tax benefit relates primarily to the Company’s recognition of goodwill impairment.  The Successor’s tax expense for the year ended December 31, 2007 relates to state and local taxes payable.

The Predecessor’s current income tax expense for the ten months ended October 31, 2008 relates primarily to Federal alternative minimum tax, state taxes and amounts recorded related to uncertain tax positions. The Predecessor’s current income tax expense for the year ended December 31, 2007 is related primarily to federal alternative minimum tax. The Predecessor’s deferred income tax expense for the ten months ended October 31, 2008 and year ended December 31, 2007 primarily relate to the utilization of the net operating losses and the change in deferred tax liability for rental equipment and property and equipment.

The following table is reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	Successor			Predecessor
				Ten Months
				Ended	Year Ended
	Years Ended December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007

Federal statutory rate	35.0%	(35.0)%	34.0%	35.0%	35.0%
State and local taxes	(40.7)%	(2.6)%	18.5%	1.9%	(0.3)%
Change in valuation allowance	4.7%	(0.5)%	4.4%	0.0%	(8.7)%
Dividend income not taxable	0.0%	(2.3)%	(38.3)%	0.0%	0.0%
Non-deductible transaction costs	0.0%	0.0%	0.0%	2.1%	0.0%
Uncertain tax positions	4.7%	0.0%	0.0%	2.1%	0.0%
Meals, entertainment and other	(5.6)%	0.0%	0.0%	0.3%	0.0%
Effective income tax rate	(1.9)%	(40.4)%	18.6%	41.4%	26.0%

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Successor’s effective rate for the year ended December 31, 2009 was lower than the statutory tax rate primarily due to state and local taxes.  The Successor’s state deferred tax assets and liabilities were adjusted in 2009 associated with a change in estimate associated with its state income tax apportionments and rates resulting in a net state tax benefit.  The Successor’s effective rate for the year ended December 31, 2008 differed from the statutory tax rate primarily due to state and local taxes and dividend income that is not taxable.  The Successor’s effective rate for the year ended December 31, 2007 was lower than the statutory tax rate due to dividend income that is not taxable partially offset by state and local taxes.

The Predecessor’s effective tax rate for the ten months ended October 31, 2008 was higher than the federal statutory tax rate primarily due to state and local income taxes, non-deductible transaction costs and amounts recorded for uncertain tax positions. The Predecessor’s effective tax rate for the year ended December 31, 2007 was lower than the federal statutory tax rate primarily due to the tax benefits associated with the valuation allowance.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Successor			Predecessor

	December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007
Deferred tax assets:
Accounts receivable	$778,856	$1,179,233	$-	$944,245	$220,487
Accrued expenses	945,765	679,838	-	1,413,047	2,195,084
Goodwill and other intangibles	6,643,801	7,464,773	-	11,525,940	13,060,088
Net operating loss carry-forwards	20,092,357	16,054,592	22,700	14,780,045	20,461,566
Tax credits and other	2,140,133	2,571,747	112,400	1,357,605	1,014,356
	30,600,912	27,950,183	135,100	30,020,882	36,951,581
Valuation allowance	(68,567)	(13,708)	(107,100)	(15,121)	(10,216)
Total deferred tax assets, net	30,532,345	27,936,475	28,000	30,005,761	36,941,365

Deferred tax liabilities:
Rental equipment and property and equipment	(91,743,259)	(89,344,177)	-	(41,478,175)	(41,310,238)

Total deferred tax liabilities	(91,743,259)	(89,344,177)	-	(41,478,175)	(41,310,238)

Net deferred tax (liabilities) assets	$(61,210,914)	$(61,407,702)	$28,000	$(11,472,414)	$(4,368,873)

	December 31,			October 31,	December 31,
	2009	2008	2007	2008	2007
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$1,724,621	$1,859,071	$28,000	$2,357,292	$2,415,571
Long-term deferred tax liabilities	(62,935,535)	(63,266,773)	-	(13,829,706)	(6,784,444)

Net deferred tax (liabilities) assets	$(61,210,914)	$(61,407,702)	$28,000	$(11,472,414)	$(4,368,873)

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the Predecessor anticipated that the majority of the federal and state net operating loss carry-forwards and the other net deferred tax assets would not be utilized due to a history of tax net operating losses and only a recent generation of taxable income and, as such has recorded a valuation allowance against the majority of the net deferred tax assets.  At December 31, 2007, the valuation allowance was reversed for the entire amount of the federal and the majority of the state net operating losses as the Predecessor had generated taxable income in excess of $10.0 million in each of the previous two years.  Management concluded at that time that it was more likely than not that the deferred tax assets, except for certain state net operating losses which have a history of expiring unused, will be utilized.

At December 31, 2009, the Successor had unused federal net operating loss carry-forwards totaling approximately $54.0 million that begin expiring in 2021.  At December 31, 2009, the Company also had unused state net operating loss carry-forwards totaling approximately $27.3 million that expire between 2010 and 2029.  The net operating loss carry-forwards are subject to internal revenue code section 382 limitations based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013 which were acquired in the acquisition.

The Successor also has remaining unrecorded excess tax goodwill of approximately $5.2 million at December 31, 2009 associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining six year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero and then as a benefit to the income tax provision.

The Company adopted accounting guidance regarding uncertain tax positions on January 1, 2007 and did not record any unrecognized income tax benefits as a result of the implementation.  Neither the Company nor Predecessor had any unrecognized tax benefit at December 31, 2007.  The Predecessor had approximately $400,000 in unrecognized tax benefits, net of federal benefit, at October 31, 2008.

The Company had approximately $1.2 million and $1.1 million of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2009 and 2008, respectively, all of which will impact the Company’s effective tax rate if recognized.   None of the unrecognized tax benefits at December 31, 2009 are expected to reverse in 2010.

A reconciliation of the approximate beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Successor		Predecessor
	Year Ended December 31,		Ten Months Ended
	2009	2008	October 31, 2009

Balance at beginning of year/period	$1,100,000	$-	$-

Increases for tax positions taken in the current year/period	-	1,100,000	400,000

Net increase for change to tax positions in prior year/period	100,000	-	-

Balance at end of year/period	$1,200,000	$1,100,000	$400,000

The Successor and Predecessor recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  The Company had no accrual for interest or penalties for the years ended December 31, 2009, 2008 and 2007 as the Company has significant net operating loss carry-forwards which would be reduced if any payment were due under audit.  The Predecessor had no accrual for interest or penalties for the ten months ended October 31, 2008 or the year ended December 31, 2007.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Successor and Predecessor filed separate income tax returns in the United States federal jurisdiction and in numerous state jurisdictions in 2008.  In 2009, the Company expects the file consolidated tax returns in the United States federal jurisdiction and in numerous state jurisdictions.  The Successor is subject to federal and state examination for the years 2006 through 2009.  The Predecessor is no longer subject to U.S. federal or state income tax examinations for years prior to 2006.

12. Stock Based Compensation

The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

The Company issued 16,377 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the year ended December 31, 2009 to certain employees as compensation.  The weighted average grant price of the shares was $6.16 per share.  The aggregate grant date fair value of approximately $100,000 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.

On December 18, 2008, the Successor granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 188,333 options were vested as of December 31, 2009.  Such options will expire and no longer be exercisable after December 18, 2018.  The options outstanding as of December 31, 2009 have 9 years of remaining contractual life and there were no options granted, exercised, forfeited or cancelled during the year ended December 31, 2009.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility was based on the volatility of its peers since the Successor had only had operations for a short time as of the date of grant. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the options. The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2008 were 61.0%, 0.0%, 6 years and 1.43%, respectively.

The Company recorded $478,223 and $15,722 of non-cash compensation expense in selling, general and administrative expenses for the years ended December 31, 2009 and 2008, respectively, which represents Essex Crane Rental for the two month post-acquisition period with the offset recorded in additional paid in capital. There was approximately $0.9 million of total unrecognized compensation cost as of December 31, 2009 related to non-vested stock option awards.  The remaining cost is expected to be recognized ratably over the years ended December 31, 2010 and 2011.  Based on the Company’s closing common stock price of $6.20 at December 31, 2009, all of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $1.0 million.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Executive Profits Interest

The Essex Holdings, LLC Operating Agreement permitted the Company to grant up to a 10% profits interest (“Management Profits Shares”) to key members of executive management.  The Management Profits Shares were granted at fair value which was equal to fair value of the Predecessor Company’s profits interest on the grant date.  The Management Profit Shares have a pro-rata interest in the company’s profits in excess of the fair value of the Predecessor Company on the grant date of the awards.  The minimum equity threshold above which the Management Profit Shares share in value of the Company is $30.0 million for the awards granted in 2007 and zero for the awards granted prior to 2004.  The minimum threshold amounts have been adjusted to account for the $50.0 million cash distribution paid in 2007.

At various dates between May 2000 and May 2003, the Predecessor awarded an aggregate profits interest of 8.5% to key members of executive management which were deemed to have a fair value of zero on the grant date.

In April 2007, the Predecessor awarded an aggregate additional profits interest of 1.5% to key members of executive management which were deemed to have an aggregate fair value of $232,000 on the grant date which was expensed ratably over the vesting period.  The fair value of the profits interest was determined based on the estimated fair value of the Predecessor on the grant date.  In addition to the annual vesting provisions, these profits interest awards also vest in full upon a change in control as defined as a direct or indirect sale, lease, transfer or other disposition other than by way of merger or consolidations of substantially all of the assets of the Predecessor.

The awards vested 20% annually on the anniversary of the grant date provided that the individual remains in continuous employment as of such dates. Management Profit Shares had been granted for 10.0% of profits interest in the Predecessor at October 31, 2008.  The remaining unvested portion of the Management Profit Shares interest vested on October 31, 2008 in conjunction with the acquisition of Holdings by Essex Rental.

The compensation expense recognized by the Predecessor was $196,861 and $34,740 for the ten months ended October 31, 2008 and year ended December 31, 2007, respectively, and reflects compensation expense for all estimated share-based awards granted through October 31, 2008 based on the grant-date fair value.

13.  Common Stock and Warrants

In October 2008, our Board of Directors authorized a stock and warrant repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $12.0 million of the Company’s outstanding common stock and warrants.  Repurchases of our common stock and warrants are funded with cash flows of the business.

The Company purchased 323,200 warrants to acquire common stock for $378,896 during the year ended December 31, 2009.  The Company purchased 1,418,519 warrants to acquire common stock for $1,506,380 during the year ended December 31, 2008.  The Company repurchased 63,500 shares of common stock for $291,945 during the year ended December 31, 2008.  There was approximately $9.8 million remaining available for future common stock and warrant purchases at December 31, 2009.

The Company issued 1,300 shares of common stock during the year ended December 31, 2009 for director services.

14.  Commitments, Contingencies and Related Party Transactions

 The Company leases real estate and office equipment under operating leases which continue through 2010.  The Company’s rent expense under non-cancelable operating leases totaled $394,963 for the year ended December 31, 2009.  The Company’s rent expense under non-cancelable operating leases totaled $59,459 for the year ended December 31, 2008, which represents Essex Crane Rental for the two month post-acquisition period.  The Company had no rent expense for the year ended December 31, 2007.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Predecessor’s rental expense under non-cancelable operating leases was $325,133 and $278,200 for the ten months ended October 31, 2008 and year ended December 31, 2007, respectively.

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2009 are as follows:

2010	$323,334
2011	222,678
2012	30,649
Total	$576,661

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  The Company’s statements of operations for the years ended December 31, 2009, 2008 and 2007 include $90,000 of expense related to this agreement.

As of December 31, 2009, the Company has an outstanding purchase commitment to purchase a lattice-boom crawler crane with a total purchase price of approximately $2.9 million.  $0.3 million of the total purchase price has been paid to the manufacturer in the form of a deposit.  The remaining $2.6 million will be remitted to the manufacturer when the Company receives title to the rental equipment, which is expected to occur in 2010.

Management services were provided to Essex Crane Rental Corp. by the general partner of one of the members of Essex Holdings, LLC through October 31, 2008. Under terms of an agreement, the Predecessor was required to pay management fees.  The Predecessor was charged and paid $416,667 and $400,000 for management fees for the ten months ended October 31, 2008 and year ended December 31, 2007, respectively.  These costs are included in selling, general and administrative expenses in the Predecessor’s accompanying consolidated statements of operations.

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

In connection with the closing of the acquisition of Essex Crane, Essex Rental granted registration rights to Ronald Schad, Martin Kroll, William Erwin and William O’Rourke, members of Essex Crane’s senior management, with respect to the shares of common stock issuable upon exchange of their Retained Interests.  Prior to October 31, 2010, Ronald Schad, Martin Kroll, William Erwin and William O’Rourke will have piggyback registration rights with respect to the 632,911 shares of common stock issuable upon exchange of their Retained Interests, in connection with any registration of shares of common stock held by Laurence Levy or Edward Levy and their respective affiliates.  Following October 31, 2010, Messrs. Schad, Kroll, Erwin and O’Rourke will have piggyback registration rights with respect to such shares in connection with any registration of shares of Common Stock and the holders of 50% of the shares of Common Stock issuable upon exchange of the Retained Interests held by Messrs. Schad, Kroll, Erwin and O’Rourke will be entitled to one demand that Essex Rental register their shares Common Stock.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holders of the Company’s UPO, are entitled to registration rights pursuant to an agreement with Essex Rental. The holders of the majority of these options and/or the underlying Units and/or underlying shares of common stock are entitled to make one demand that Essex Rental register such securities. The holders of the majority of these securities can elect to exercise these registration rights at any time until the fifth anniversary of the effective date of Essex Rental’s initial public offering.   In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by Essex Rental until the seventh anniversary of the effectiveness of its initial public offering.

Early Bird Capital, Inc. was engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed business combination. For assisting the Company in structuring and negotiating the terms of a business combination, the Company agreed to pay Early Bird Capital, Inc. a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $900,000.  The Company paid the $900,000 in fees and issued the securities to the underwriters in the Offering as described in Note 1.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.9 million and $3.7 million respectively, at December 31, 2009.  Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.1 million and $3.0 million respectively, at December 31, 2008.  Management estimated the gross personal property taxes liability and related contractual customer receivable of the Predecessor to be approximately $3.0 million and $2.3 million, respectively, at both October 31, 2008 and December 31, 2007.

A portion of the sale proceeds of Holdings in the amount of $7,392,000 was placed into a general escrow and compliance escrow of which, $1.0 million was related to a working capital escrow and $492,255 was for environmental remediation projects in process at the time the acquisition transaction closed.  The remaining funds were related to other transaction related items estimated at the time of close.  As of December 31, 2009, the Company had received approximately $0.6 million from the escrow as reimbursement for environmental remediation projects and the remaining funds were released from escrow to the seller in accordance with the terms of the escrow agreement.

The Predecessor had established a reserve of $55,986 and $130,000 at October 31, 2008 and December 31, 2007, respectively, for the estimated costs of environmental remediation.  No reserve remained as of December 31, 2008 as all items had been remediated and no further payments were pending.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

15.  401(k) Profit Sharing Plan and Medical Benefits

The Successor and Predecessor have a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to 100% match the first 3% of a participant’s contributions and 50% match the next 2% of a participant’s contributions thereby totaling a maximum matching 4% if an employee contributes 5% of their compensation.  These contributions vest immediately upon contribution.  Company 401(k) contributions were $172,244 for the year ended December 31, 2009.  Company 401(k) contributions were $38,152 for the year ended December 31, 2008, which represents Essex Crane Rental for the two month post-acquisition period.  Predecessor contributions were $156,036, $164,595 and $139,448 for the ten months ended October 31, 2008 and years ended December 31, 2008 and 2007, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company provides medical benefits to its employees and their dependants and is self-insured for annual individual claims of up to $50,000 at which time a stop loss insurance policy covers any excess.

16.  Concentrations

Substantially all of the Successor’s purchases of rental equipment and majority of spare parts come from two vendors.  The loss of either of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

17.  Summarized Quarterly Financial Data (Unaudited)

The Company was in the development stage in pursuit of a business combination for the ten months ended October 31, 2008, the date when it acquired Holdings.  From that date forward, the Company has been engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry.

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009

Total revenues	$17,348,147	$14,533,243	$11,114,888	$9,088,114
Gross profit	8,311,240	5,381,071	3,270,371	2,220,768
Income from operations	4,995,132	2,453,422	201,482	204,258
Income (loss) before provision for income taxes	3,315,446	779,305	(1,472,027)	(1,449,527)
Net income (loss)	2,050,023	472,081	(707,529)	(618,769)
Basic net income (loss) per share (2)	$0.15	$0.03	$(0.05)	$(0.04)
Diluted net income (loss) per share (2)	$0.15	$0.03	$(0.05)	$(0.04)

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008

Total revenues	$-	$-	$-	$14,872,789
Gross profit	-	-	-	7,816,797
Income (loss) from operations (1)	(149,157)	(109,985)	(160,834)	(19,844,335)
Income (loss) before provision for income taxes (1)	356,771	267,195	281,827	(20,888,865)
Net income (loss) (1)	251,071	203,355	223,467	(12,595,014)
Basic net income (loss) per share (2)	$0.02	$0.01	$0.01	$(0.86)
Diluted net income (loss) per share (2)	$0.02	$0.01	$0.01	$(0.86)

(1) During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge of approximately $23.9 million.  See note 6 to the consolidated financial statements for additional information.

(2) Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

18.  Subsequent Events

The Company has evaluated subsequent events through the date and time the financial statements were issued.  Subsequent to December 31, 2009 and through March 15, 2010, the Company repurchased and retired 64,344 warrants for $65,395.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP

Date:	March 15, 2010	By:	/s/ Ronald Schad

Ronald Schad, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	March 15, 2010
Laurence S. Levy

/s/ Edward Levy	Director	March 15, 2010
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 15, 2010
Daniel H. Blumenthal

/s/ John G. Nestor	Director	March 15, 2010
John G. Nestor

/s/ Ronald Schad	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2010
Ronald Schad

/s/ Martin Kroll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010
Martin Kroll