Form 10-Q
period 2010-03-31
Essex Rental Corp.
filed 2010-05-04
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34601

Essex Rental Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	20-5415048 (I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois (Address of Principal Executive Offices)	60089 (ZIP Code)

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

13,715,765 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on April 30, 2010.

ESSEX RENTAL CORP.
TABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$152,876	$199,508
Accounts receivable, net of allowances for doubtful accounts and credit memos of $1,189,000 and $1,545,000, respectively	4,289,048	4,973,995
Other receivables	3,784,010	3,791,845
Deferred tax assets	1,609,255	1,724,621
Prepaid expenses and other assets	776,382	410,198
TOTAL CURRENT ASSETS	10,611,571	11,100,167

Rental equipment, net	260,226,846	260,767,678
Property and equipment, net	6,635,487	6,981,660
Spare parts inventory, net	3,641,686	3,556,236
Identifiable finite lived intangibles, net	1,870,045	2,160,239
Loan acquisition costs, net	1,773,448	1,897,177

TOTAL ASSETS	$284,759,083	$286,463,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,989,366	$1,790,683
Accrued employee compensation and benefits	544,700	679,078
Accrued taxes	5,475,624	5,663,263
Accrued interest	301,589	303,186
Accrued other expenses	990,945	739,639
Unearned rental revenue	857,005	793,797
Short-term debt obligations	7,731,461	5,170,614
Current portion of capital lease obligation	6,378	6,269
TOTAL CURRENT LIABILITIES	17,897,068	15,146,529

LONG-TERM LIABILITIES
Revolving credit facility	130,683,870	131,919,701
Deferred tax liabilities	61,203,553	62,935,535
Interest rate swap	3,119,531	2,306,294
Capital lease obligation	15,431	17,067
TOTAL LONG-TERM LIABILITIES	195,022,385	197,178,597

TOTAL LIABILITIES	212,919,453	212,325,126

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 14,144,262 shares at March 31, 2010 and 14,124,563 shares at December 31, 2009	1,414	1,412
Paid in capital	84,782,662	84,589,119
Accumulated deficit	(11,010,336)	(9,022,597)
Accumulated other comprehensive loss, net of tax	(1,934,110)	(1,429,903)
TOTAL STOCKHOLDERS' EQUITY	71,839,630	74,138,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,759,083	$286,463,157

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
Equipment rentals	$5,130,502	$12,220,362
Used rental equipment sales	1,010,381	2,020,071
Transportation	1,039,058	1,392,675
Equipment repairs and maintenance	1,127,368	1,715,039

TOTAL REVENUES	8,307,309	17,348,147

COST OF REVENUES
Salaries, payroll taxes and benefits	1,353,231	1,699,411
Depreciation	2,852,403	2,768,205
Net book value of rental equipment sold	852,851	1,722,235
Transportation	861,555	1,048,464
Equipment repairs and maintenance	887,790	1,383,176
Yard operating expenses	308,237	415,416

TOTAL COST OF REVENUES	7,116,067	9,036,907

GROSS PROFIT	1,191,242	8,311,240

Selling, general and administrative expenses	2,500,097	3,105,730
Other depreciation and amortization	191,686	210,378

INCOME (LOSS) FROM OPERATIONS	(1,500,541)	4,995,132

OTHER INCOME (EXPENSES)
Other income	105	33
Interest expense	(1,619,721)	(1,679,719)
TOTAL OTHER INCOME (EXPENSES)	(1,619,616)	(1,679,686)

INCOME (LOSS) BEFORE INCOME TAXES	(3,120,157)	3,315,446

PROVISION (BENEFIT) FOR INCOME TAXES	(1,132,418)	1,265,423

NET INCOME (LOSS)	$(1,987,739)	$2,050,023

Weighted average shares outstanding:
Basic	14,126,041	14,108,099
Diluted	14,126,041	14,108,099

Earnings (loss) per share:
Basic	$(0.14)	$0.15
Diluted	$(0.14)	$0.15

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,987,739)	$2,050,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of tangible assets	2,903,204	2,796,583
Amortization of loan acquisition costs and other intangibles	264,614	305,729
Gain on sale of equipment	(157,530)	(297,836)
Deferred income taxes	(1,158,276)	606,824
Share based compensation expense	188,139	125,405
Changes in operating assets and liabilities:
Accounts receivable, net	684,947	3,263,431
Other receivables	(99,207)	(178,940)
Prepaid expenses and other assets	(366,184)	(415,620)
Spare parts inventory	(85,450)	(202,909)
Accounts payable and accrued expenses	126,375	(770,858)
Unearned rental revenue	63,208	(729,871)

NET CASH PROVIDED BY OPERATING ACTIVITIES	376,101	6,551,961

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(91,574)	(8,819,004)
Purchases of property and equipment	(216,233)	(99,363)
Accounts receivable from rental equipment sales	107,042	-
Proceeds from sale of rental equipment	1,010,381	2,020,071

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	809,616	(6,898,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	8,297,364	21,897,093
Payments on revolving credit facility	(9,533,195)	(21,455,610)
Payments on capital lease obligation	(1,923)	-
Proceeds from the exercise of warrants	70,800	-
Payments to repurchase warrants	(65,395)	(15,368)
Payments for debt issuance costs	-	(14,651)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,232,349)	411,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,632)	65,129

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,508	139,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,876	$204,129

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING/FINANCING ACTIVITIES

Equipment obtained through capital lease	$396	$-
Equipment purchased directly through short-term debt obligation	$2,560,847	$-
Unrealized loss on derivative instruments, net of tax	$504,207	$179,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, swaps and debt issuance costs	$1,497,589	$1,668,468
Cash (received) paid for income taxes, net of refunds	$(6,182)	$63,450

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

The Company, through its subsidiary, Essex Crane, is engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry mainly throughout the United States of America and Canada for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial and infrastructure related projects.

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

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.  For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Essex Holdings, LLC - Predecessor

Essex Holdings, LLC filed a certificate of formation in Delaware on May 4, 2000.  Essex Holdings, LLC is a holding company whose only activity related to its investment in Essex Crane Rental Corp. (collectively the “Predecessor”).

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The ownership interests in the Predecessor that were retained by the management members (the “Retained Interests”), which consist of 632,911 Class A Units of Holdings, the parent company of Essex Crane and a subsidiary of Essex Rental, have been treated as effectively converted as they are only exchangeable for an aggregate of 632,911 shares of the Company’s common stock, entitle the holder to receive distributions on an “as exchanged” basis if Essex Rental pays a dividend to its common stockholders, are not transferable (subject to limited exceptions for estate planning purposes) and the Retained Interests are not mandatorily redeemable.  As provided in the Amended and Restated Limited Liability Company Agreement of Holdings, dated October 31, 2008, among the Company and the management members of Holdings, the Retained Interests do not carry any voting rights but are entitled to distributions from Holdings if the Company pays a dividend to its common stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis.  Holders of the Retained Interests have agreed, subject to certain exceptions, not to sell their shares of the Company’s common stock (upon exchange of such Retained Interests in Holdings), for a period of two years following completion of the acquisition.  The Company has granted certain registration rights to the existing members of Holdings with respect to the shares of the Company’s common stock issuable upon exchange of the Retained Interests pursuant to a Registration Rights Agreement entered into by the Company and the holders of the Retained Interests contemporaneously with the closing of the acquisition of Essex.

The fair value of the Retained Interests accepted by Essex Crane’s officers in lieu of cash was based on the enterprise value for Holdings ascribed by the total purchase price paid in the acquisition.  The number of shares of the Company’s common stock into which the Retained Interests could be converted was based on the estimated per share cash in trust as of the acquisition closing date and approximated the per share common stock price on the acquisition agreement date.

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

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could materially differ from those estimates.  Significant estimates include the allowance for doubtful accounts and credit memos, spare parts inventory obsolescence reserve, useful lives for rental equipment and property and equipment, deferred income taxes, personal property tax receivable accrual, loss contingencies and the fair value of interest rate swaps and other financial instruments.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment Reporting

The Company has determined that although it has several distinct revenue streams including equipment rental and transportation, used equipment sales, and repairs and maintenance, it has only one reportable segment.  This determination was based upon how management allocates its resources and assesses performance.

Reclassification

The Company changed its presentation of revenues and related costs associated with insurance recoveries for repair of damage to equipment from accidents or natural disasters while on rent within the Statement of Operations to report these revenues and costs of revenues gross within continuing operations to better reflect the nature of the transactions for all periods presented and reflecting the terms within the rental agreements.  It had been previously been presented on a net basis within Other Income (Expenses).

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

In February 2010, the FASB issued a standard with amendments to the accounting guidance related to subsequent events.  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  This standard is effective for interim or annual financial periods ending after June 15, 2010 and the Company does not expect this new standard to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a standard that amends the GAAP hierarchy.  On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification which will supersede all existing non-SEC accounting and reporting standards.  The Codification is effective for fiscal years and interim periods ended after September 15, 2009 and had no effect on our unaudited consolidated financial statements upon adoption other than current references to GAAP which were replaced with references to the applicable codification paragraphs or described in plain English.

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

3.	Intangible Assets

A customer relationship intangible and a trademark intangible were recorded at fair value associated with the acquisition of Holdings on October 31, 2008.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at March 31, 2010:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Customer relationship intangible	$1,381,112	$(456,452)	$924,660
Trademark intangible	1,411,980	(466,595)	945,385
	$2,793,092	$(923,047)	$1,870,045

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Customer relationship intangible	$1,455,032	$(386,783)	$1,068,249
Trademark intangible	1,487,369	(395,379)	1,091,990
	$2,942,401	$(782,162)	$2,160,239

The gross carrying amount of the customer relationship intangible was reduced by $73,920 and $123,212 for the three months ended March 31, 2010 and 2009, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the trademark intangible was reduced by $75,389 and $125,950, for the three months ended March 31, 2010 and 2009, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s amortization expense associated with other intangible assets was $140,885 and $182,000 for the three months ended March 31, 2010 and 2009, respectively.

4.	Short-term Debt Obligations and Revolving Credit Facility

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009.  Essex Finance entered into a third short-term obligation with similar terms as the previous two obligations during the three months ended March 31, 2010.  These short-term obligations are interest free for six months and then accrue interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a principal payment of 10% is due.  On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance is due, at which time the Company will repay the entire remaining unpaid principal likely using proceeds from the revolving credit facility discussed below.  The unpaid principal balances of the individual obligations as of March 31, 2010 are $2,554,637, $2,615,977 and $2,560,847 and mature on October 20, 2010, November 20, 2010 and March 20, 2011, respectively.

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

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at March 31, 2010) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.24% at March 31, 2010) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At March 31, 2010 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The weighted average interest rates on the revolving credit facility at March 31, 2010 and 2009 were 2.50% and 2.78%, respectively.

The outstanding balance on the revolving credit facility was $130.7 million as of March 31, 2010.  The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $178.9 million as of March 31, 2010.  The Company’s available borrowing under the revolving credit facility is approximately $48.2 million as of March 31, 2010.

Loan Covenants and Compliance

As of March 31, 2010 and for the three months ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The amount available for borrowing by the Company of approximately $48.2 million well exceeded the threshold at March 31, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy.  The interest rate swap is designated as a cash flow hedge and involves receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the three months ended March 31, 2010 or 2009.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of March 31, 2010, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 77% of the amount outstanding under the Company’s revolving credit facility.  As of March 31, 2010, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts, based on one month LIBOR, was 2.49%.

At March 31, 2010, the interest rate swap liability had a fair value of $3,119,531 and was included in long-term liabilities.  The associated unrealized loss reported in accumulated other comprehensive income was $1,934,110, which is net of tax of $1,185,421.

For the three months ended March 31, 2010, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income (loss) was an increase of $813,237 ($504,207 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending March 31, 2011, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.39% and 4.38% at March 31, 2010 and 2009, respectively.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $621,000 and $566,000 for the three months ended March 31, 2010 and 2009, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009:

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments

Interest Rate Swap	Long-term Liabilities	$3,119,531	$2,306,294

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2010 and 2009.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Three Months Ended March 31, 2010
Interest Rate Swap	$(1,434,430)	Interest expense	$(621,193)	Other income / (expense)	$-

For the Three Months Ended March 31, 2009
Interest Rate Swap	$(854,278)	Interest expense	$(565,759)	Other income / (expense)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($3.3 million).  As of March 31, 2010, the Company has not posted any cash collateral related to these agreements; however, the Company’s available borrowings under its revolving credit facility are reduced by the fair value of the interest rate swap while in a liability position.  If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of approximately ($3.3 million).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company’s interest rate swap is recorded at fair value on a recurring basis and had a liability fair value of approximately $3.1 million and $2.3 million at March 31, 2010 and December 31, 2009, respectively.  The Company’s interest rate derivative instrument is not traded on a market exchange and therefore, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate) and are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s total debt obligations including the revolving credit facility and short-term debt obligations at March 31, 2010 was approximately $138.4 million.  The fair value of the Company’s debt was approximately $131.9 million as of March 31, 2010 calculated using a discounted cash flows approach at a market rate of interest.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.  Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$(1,987,739)	$2,050,023
Weighted average shares outstanding:
Basic and Diluted	14,126,041	14,108,099

Earnings (loss) per share
Basic and Diluted	$(0.14)	$0.15

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three months ended March 31, 2010 and 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one Warrant.  Each Warrant entitles the holder to purchase from the Company one share of common stock.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the three months ended March 31, 2010 and 2009 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Options that could be converted into 640,595 and 565,000 weighted average shares for the three months ended March 31, 2010 and 2009, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Warrants that could be converted into 13,654,252 and 13,002,381 weighted average common shares for the three months ended March 31, 2010 and 2009, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of March 31, 2010, there were 12,617,277 Warrants, 1,050,969 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercises prices of $5.00, $5.40, and $8.80, respectively.

Comprehensive income (loss) was composed of the following:

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$(1,987,739)	$2,050,023
Other comprehensive loss - interest rate swap	(504,207)	(179,085)
Comprehensive income (loss)	$(2,491,946)	$1,870,938

8.	Income Taxes

The Company’s effective tax rates of 36.3% and 38.2% for the three months ended March 31, 2010 and 2009, respectively were higher than the statutory federal tax rate due to state taxes.

At March 31, 2010, the Company has unused federal net operating loss carry-forwards totaling approximately $56.0 million that begin expiring in 2020.  At March 31, 2010, the Company also has unused state net operating loss carry-forwards totaling approximately $27.9 million that expire between 2010 and 2020.  The net operating loss carry-forwards are primarily from the acquisition of Holdings which are subject to Internal Revenue Code section 382 (section 382) annual limitations of approximately $4.0 million based upon the purchase price and may be favorably impacted by built in tax gains on the sale of rental equipment and property and equipment through October 2013, the five year period following the acquisition as permitted under section 382.

The Company also has unrecorded excess tax goodwill of approximately $5.0 million associated with the acquisition of Holdings at March 31, 2010.  The excess tax goodwill is amortized over the remaining six year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

The Company had unrecognized tax benefits of approximately $1.2 million at March 31, 2010 and December 31, 2009 primarily associated with tax positions taken in a prior year.  The Company had unrecognized tax benefits of $1.1 million at March 31, 2009 associated with tax positions taken in a prior year.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three months ended March 31, 2010 or 2009.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Stock Based Compensation

The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at or near the market price on the grant date and expire approximately ten years from issuance.

The Company issued 5,539 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the three months ended March 31, 2010 to certain employees as compensation.  The grant price of the shares was $6.49 per share.  The aggregate grant date fair value of approximately $38,000 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning in January 1, 2011, and as such, none were vested as of March 31, 2010.  Such options will expire and no longer be exercisable after March 18, 2020.

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 188,333 of these options were vested as of March 31, 2010.  Such options will expire and no longer be exercisable after December 18, 2018.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility was based on the volatility of its peers since the Successor had only had operations for a short time as of the date of grant. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the options. The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2010 were 61.0%, 0.0%, 6 years and 2.79%, respectively.  The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2008 were 61.0%, 0.0%, 6 years and 1.43%, respectively.

The Company recorded $149,062 and $119,556 of non-cash compensation expense in selling, general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, there was approximately $2.6 million and $1.3 million, respectively of total unrecognized compensation cost related to non-vested stock option awards.  The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.  Based on the Company’s closing common stock price of $6.90 at March 31, 2010, all of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $1.6 million.

10.	Common Stock and Warrants

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company repurchased 64,344 warrants to acquire common stock for $65,395 during the three months ended March 31, 2010.  The Company repurchased 16,600 warrants to acquire common stock for $15,368 during the three months ended March 31, 2009.  There was approximately $9.8 million remaining available for future common stock and warrant repurchases at March 31, 2010.

The Company issued 14,160 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $70,800 during the three months ended March 31, 2010.  The Company issued 1,300 shares of common stock during the three months ended March 31, 2009 for director services.

11.	Commitments, Contingencies and Related Party Transactions

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  The Company’s statements of operations for the three months ended March 31, 2010 and 2009 include $22,500 of expense related to this agreement.

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

The Company maintains reserves for personal property taxes.  These reserves are based on a variety of factors including: duration of rental in each county jurisdiction, tax rates, rental contract terms, customer filings, tax-exempt nature of projects or jurisdictions, statutes of limitations and potential related penalties and interest.  Additionally, most customer rental contracts contain a provision that provides that personal property taxes are an obligation to be borne by the lessee.  Where provided in the rental contract, management will invoice the customer for any personal property taxes paid by the Company.  An estimated receivable has been recorded, net of an estimated allowance in connection with this liability.  This customer receivable has been presented as other receivables in current assets while the property tax reserve has been included in accrued taxes.

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.6 million and $3.7 million, respectively at March 31, 2010 and approximately $4.1 million and $3.0 million, respectively at March 31, 2009.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A portion of the sale proceeds of Holdings in the amount of $7,392,000 was placed into a general escrow and compliance escrow of which, $1.0 million was related to a working capital escrow and $492,255 was for environmental remediation projects in process at the time the acquisition transaction closed.  The remaining funds were related to other transaction related items estimated at the time of close.  During 2009, the Company received approximately $0.6 million from the escrow as reimbursement for environmental remediation projects and the remaining funds were released from escrow to the seller in accordance with the terms of the escrow agreement.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

12.	Subsequent Events

The Company has evaluated subsequent events through the date and time the financial statements were issued.  Subsequent to March 31, 2010 and through May 4, 2010, the Company:

•	repurchased and retired 455,561 warrants for $788,121;
•	issued 204,414 common shares upon the exercise of warrants in exchange for cash proceeds of $1,022,070; and
•
announced the Company’s intention of commencing an offer to temporarily modify the terms of the Company’s outstanding, publicly traded warrants, to provide warrant holders with the opportunity to exercise their warrants on a cashless basis by exchanging seven warrants for two shares of the Company’s common stock.  The number of warrants that will be accepted for exercise on a cashless basis pursuant to the offer will be limited to 8,000,000 warrants.  Members of the Board of Directors and executive officers of the Company that own warrants have committed to exercise warrants pursuant to the offer to the same extent that all other warrant holders participate in the offer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2010, and its results of operations for the three month period ended March 31, 2010 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC and Essex Crane Rental Corp, unless the context otherwise requires.

Business

Background

Essex Rental was formed on August 21, 2006 as Hyde Park Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.   Essex Rental consummated its initial public offering on March 13, 2007.  All activity from August 21, 2006 (inception) through March 13, 2007 related to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  For more information regarding the acquisition of Holdings and Essex Crane, see Note 1 to our financial statements.

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

Equipment Rental    We offer for rent approximately 30 models of crawler crane and attachment rental equipment on a monthly basis.  The attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our fleet was approximately 14 years at March 31, 2010 and December 31, 2009.

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

Essex Crane generates revenues from a number of sources as follows:

•
Equipment rentals revenue – Essex Crane rents its fleet of over 350 cranes and attachments to a variety of engineering and construction customers under rental agreements, most of which have rental periods of between 4 and 18 months.  The rental agreements typically provide for an agreed rental rate and a specified rental period.   Essex Crane’s revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to its customers and its fleet utilization rate.  Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis;

•
Used rental equipment sales revenue – In Essex Crane’s ordinary course of business, it sells used cranes and attachments over time to optimize the combination of crane models and lifting capacities available in its fleet as it perceives market demands and opportunities.  On average, Essex Crane has historically achieved sale prices for equipment in excess of the appraised value.  This is due to the long useful life of Essex Crane’s crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets.  Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership;

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

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2010	2009

Equipment rentals	61.7%	70.4%
Used rental equipment sales	12.2%	11.7%
Transportation	12.5%	8.0%
Equipment repairs and maintenance	13.6%	9.9%

Utilization Measurement

Historically, Essex Crane measured equipment utilization using what was referred to as the “hits” method.   Under this method, equipment on rent for any period of time within a month counted as a utilization hit.  This meant that if a piece of equipment were on rent for one day in a month it would be treated the same in the utilization statistic as a piece of equipment on rent for all 30 days in a month.  Essex Crane's management believes that the “hits” utilization measurement has a less direct correlation with equipment rental revenue than the “days” method described below.

Upon implementation of Essex Crane’s ERP System in 2002, Essex Crane began to measure utilization using the method referred to as the “days” method.  Essex's management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates most closely with rental revenue.  Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period.  The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate (excluding any overtime revenues).  The total number of days on rent of all pieces of rental equipment provides the numerator for determining utilization.  The denominator is all rental equipment assets owned times the number of days in the month.  The “days” method is the utilization measurement currently used by Essex, and Essex anticipates that the “days” method will be the primary basis for future disclosure of utilization rates for Essex’s cranes and attachments.

Current Environment

Many of the market sectors served by Essex Crane have been adversely affected by the weakening economy and difficult commercial credit environment.  Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet due to investment in new cranes will provide opportunity for future growth.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit, for infrastructure projects.  We cannot assure you, however, that Essex Crane’s customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

The Company had a net loss before income taxes of $3.1 million for the three months ended March 31, 2010 compared to a net income before income taxes of $3.3 million for the three months ended March 31, 2009, a decrease of $6.4 million.  The decline in net income is primarily related to a decrease in total revenues of $9.0 million, which was partially offset by decreases in total cost of revenues and selling, general and administrative expenses of $1.9 million and $0.6 million, respectively.  These decreases are discussed in more detail below.

Revenues

Revenues for the three months ended March 31, 2010 were $8.3 million, a 52.1% decrease compared to revenues of $17.3 million for the three months ended March 31, 2009.   Total revenues were comprised of the following components:

•
Equipment rentals revenue, which represented 61.7% of total revenues, was $5.1 million for the three months ended March 31, 2010, a 58.0% decrease from $12.2 million for the three months ended March 31, 2009.  This decrease was primarily driven by a decrease in crane utilization to 30.0% under the “days” method (or 33.5% if calculated using the “hits” method) for the three months ended March 31, 2010 from 57.2% under the “days” method (or 62.5% if calculated using the “hits” method) for the three months ended March 31, 2009.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The Company also experienced a decrease in the average crane rental rate of 23.0% to $17,562 (per crane per rental month) for the three months ended March 31, 2010 from $22,794 for the three months ended March 31, 2009.  The large decrease in the average rental rate is due to the expiration of rental agreements executed at higher rental rates in the prior year and new agreements being entered into at lower average rental rates.  Management does not expect an increase in average rental rates until utilization rates recover.

•
Used rental equipment sales revenue, which represented 12.2% of total revenues, was $1.0 million for the three months ended March 31, 2010, a 50.0% decrease from used rental equipment sales revenue of $2.0 million for the three months ended March 31, 2009.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Two lower lifting capacity cranes and attachments were sold by the Company for the three months ended March 31, 2010, a decrease from three for the three months ended March 31, 2009.  In both periods, the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 175 tons and 190 tons for the three month periods ended March 31, 2010 and 2009, respectively, compared to over 400 tons and approximately 286 tons for cranes purchased during the same periods, respectively.  Cranes sold during the three months ended March 31, 2010 were sold at an average price in excess of 120% of Orderly Liquidation Value (“OLV”).  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

•
Transportation revenue, which represented 12.5% of total revenues was $1.0 million for the three months ended March 31, 2010, a 25.4% decrease from transportation revenue of $1.4 million for the three months ended March 31, 2009.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 13.6% of total revenues, was $1.1 million for the three months ended March 31, 2010, a 34.3% decrease from repair and maintenance revenue of $1.7 million for the three months ended March 31, 2009.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower crane rental utilization.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2010 was $7.1 million, a 21.3% decrease from cost of revenues of $9.0 million for the three months ended March 31, 2009.  Cost of revenues was 85.7% of total revenue for the three months ended March 31, 2010, relative to 52.1% for the three months ended March 31, 2009.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation, equipment repairs and maintenance and a decrease in the book value of equipment sold.  These reductions in cost of revenues were partially offset by a small increase in depreciation expense as described below.

Salary, payroll tax and benefit expenses decreased 20.4% to $1.4 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009.  The decrease was a direct result of a 10% salary reduction on certain operations managers, reduced hours, lower overtime, some headcount reduction and reduced bonus expense.

Depreciation expense related to rental equipment increased 3.0% to $2.9 million for the three months ended March 31, 2010 compared to $2.8 million for the three months ended March 31, 2009.  The increase in depreciation expense is primarily related to depreciation expense incurred on rental equipment purchased during 2009 and 2010 in excess of the foregone depreciation expense related to used rental equipment sold during the same period.  During 2009 and through March 31, 2010, the Company invested approximately $22.4 million in rental equipment and sold used rental equipment assets over the same period with a combined book value, net of accumulated depreciation of approximately $6.4 million.

Net book value of rental equipment sold decreased 50.5% to $0.9 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009.  The decrease in net book value of equipment sold was driven by a decrease in the number of rental equipment items sold.

Transportation expenses decreased 17.8% to $0.9 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009.  The decrease was related primarily to lower crane rental utilization.

Equipment repairs and maintenance expenses decreased 35.8% to $0.9 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009.  The decrease was primarily related to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

Yard operating expenses decreased by 25.8% to $0.3 million for the three months ended March 31, 2010 from $0.4 million for the three months ended March 31, 2009.  The decrease was primarily related to lower crane rental utilization.

Essex Crane’s gain on the sale of used rental equipment was $0.2 million (15.6% margin, calculated by dividing the gain on the sale by the revenue from such sale) for the three months ended March 31, 2010 compared to a gain of $0.3 million (14.7% margin) for the three months ended March 31, 2009.  The lower level of gains on sales was due to the lower levels of used equipment sales in the current period.  Two cranes and attachments were sold during the three months ended March 31, 2010 compared to three cranes and attachments sold during the three months ended March 31, 2009.

Total selling, general and administrative expenses for the three months ended March 31, 2010 was $2.5 million, a $0.6 million or 19.5% decrease from $3.1 million for the three months ended March 31, 2009.  Selling, general, and administrative expenses decreased primarily due to reductions in professional fees, rental commissions, bad debt expense and a compensation expense decrease primarily due to a reduction in bonus expense and the temporary salary reduction program pursuant to which our chief executive officer, members of our executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash in exchange for fully vested common shares that are temporarily restricted from sale and valued at approximately 42% of the reduced cash compensation.  Other components of administrative expenses include: employee benefits, insurance and selling and marketing expenses.

Interest expense of $1.6 million for the three months ended March 31, 2010 decreased by $0.1 million or 3.6% from $1.7 million primarily due a decrease in the amount withdrawn under the revolving credit facility, the impact of which was partially offset by an increase in the interest rate on the un-hedged portion of the balance outstanding.  The balance outstanding on the revolving credit facility as of March 31, 2010, December 31, 2010, March 31, 2009 and December 31, 2009 were $130.7 million, $131.9 million, $137.8 million and $137.4 million, respectively.

Income tax benefit was $1.1 million for the three months ended March 31, 2010 compared to a $1.3 million income tax expense for the three months ended March 31, 2009.  The decrease in income tax expense is due to the decrease in income before taxes.  The effective tax rates were 36.3% and 38.2% for the three months ended March 31, 2010 and 2009, respectively.

Essex Crane had 109 full-time employees at March 31, 2010 compared to 119 full-time employees at March 31, 2009 after a reduction in headcount by nine employees during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the three months ended March 31, 2010 was approximately $0.4 million.  This was primarily the result of net loss of $2.0 million, which, when adjusted for non-cash expense items, such as depreciation and amortization of $3.2 million, gains on the sale of equipment of $0.2 million, deferred income taxes of $1.2 million and stock-based compensation expense of $0.2 million, provided positive cash flows of approximately $52,000.  The cash flows from operating activities were also increased by a $0.6 million reduction in net accounts receivable, $0.1 million increase in accounts payable and accrued expenses and a $0.1 million increase in unearned rental revenue.  These positive cash flows were partially reduced by a $0.4 million increase in prepaid expenses and other assets and a $0.1 million increase in spare parts inventory.

The Company’s cash provided by operating activities for the three months ended March 31, 2009 was approximately $6.6 million.  This was primarily the result of net income of $2.1 million, which, when adjusted for non-cash expense items such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of rental equipment, provided positive cash flows of approximately $5.6 million.  The cash flows from operating activities were also positively impacted by a decrease of $3.1 million in net accounts receivable.  Partially offsetting these positive cash flows were increases in our spare parts inventory of $0.2 million, a $0.8 million decrease in accounts payable and accrued expenses and a $0.7 million decrease in deferred revenue.

Cash flow from investing activities.  The Company’s cash provided by investing activities for the three months ended March 31, 20100 was approximately $0.8 million.  This was primarily the result of $1.0 million in proceeds on the sale of equipment and a reduction in the amount of receivables related to rental equipment sales of $0.1 million.  These cash inflows were partially offset by payments to acquire rental equipment and property and equipment of $0.1 million and $0.2 million, respectively.  In addition, the Company purchased one rental equipment item for approximately $2.6 million during the three months ended March 31, 2010, which was directly funded by a new short-term debt obligation.

The Company’s cash used in investing activities for the three months ended March 31, 2009 was approximately $6.9 million.  This was primarily due to purchases of rental equipment and property and equipment of $8.8 million and $0.1 million, respectively, which was partially offset by the proceeds from the sale of rental and non-rental equipment of approximately $2.0 million.

Cash flow from financing activities. Cash used in financing activities was approximately $1.2 million for the three months ended March 31, 2010.  This is primarily due to a net decrease in the amount drawn on the Company’s revolving credit facility of $1.2 million.  Total borrowings for the three months ended March 31, 2010 under the revolving credit facility were $8.3 million and total payments on the revolving credit facility in the same period were $9.5 million.  In addition, the Company also used approximately $0.1 million to repurchase warrants, which was offset by proceeds received from the exercise of warrants to acquire common stock of approximately $0.1 million.

 Cash provided by financing activities for the three months ended March 31, 2009 was approximately $0.4 million.  This was primarily due to a net increase in the amount drawn on the Company’s revolving credit facility of $0.4 million.  Total borrowings for the three months ended March 31, 2009 under the revolving credit facility were $21.9 million and total payments on the revolving credit facility in the same period were $21.5 million.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales used rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facility.  Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment and to fund repurchases of the Company’s common stock and warrants pursuant to the Company’s stock repurchase program, under which we may purchase up to $12.0 million of the Company’s outstanding common stock and warrants.  Under the terms of the stock repurchase program, as of March 31, 2010, we may purchase up to an additional $9.8 million of our common stock and warrants.  We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from equipment sold of $1.0 million during the three months ended March 31, 2010 were partially utilized to fund our capital spending on rental equipment of $0.3 million and to pay down a portion of the outstanding balance drawn on the revolving credit facility for the period.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of March 31, 2010, we had $48.2 million of available borrowings under our revolving credit facility, net of outstanding letters of credit, a reserve for our interest rate swap liability and other reserves.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 during the three month period ended March 31, 2010.

Off-Balance Sheet Arrangements

There were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 during the three month period ended March 31, 2010.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties.  These include, among other things, revenue recognition, the propriety of our estimated useful life of rental equipment and property and equipment, the adequacy of the allowance for doubtful accounts, income taxes, the potential impairment of long-lived assets including intangible assets and derivative financial instruments.

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or the Prime Rate plus an applicable margin.  As of March 31, 2010, we had an interest rate swap to effectively fix the interest rate at 4.96% for $100 million of the $130.7 million of outstanding borrowings under our senior secured credit facility.  The weighted average interest rate in effect on those borrowings at March 31, 2010 was 2.50% excluding the impact of the interest rate swap and 4.39% taking into consideration the swap.  A 1.0% increase in the effective interest rate on our variable rate outstanding borrowings not effectively fixed as a result of the interest rate swap at March 31, 2010 would increase our interest expense by approximately $0.3 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.8 million remained available at March 31, 2010.  Such repurchase plan was publicly announced on October 22, 2008.

The following table provides information with respect to the Company’s repurchase of warrants during the three months ended March 31, 2010.

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Repurchase Plan (1)	Maximum Dollar Value of Warrants and/or Common Stock that may Yet be Purchased
January 1, 2010 to January 31, 2010	-	$-	-	$9,759,439
February 1, 2010 to February 28, 2010	62,644	$1.01	62,644	$9,759,439
March 1, 2010 to March 31, 2010	1,700	1.21	1,700	9,757,384
	64,344	$1.02	64,344	$9,757,384

(1)  In addition to the Warrants purchased for the three months ended March 31, 2010 pursuant to the repurchase plan, the Company previously purchased a total of 2,421,236 shares of its common stock including 63,500 shares repurchased pursuant to the repurchase plan and 2,357,736 shares previously held by shareholders who voted against the acquisition of Holdings and exercised their conversion rights, and 1,741,719 warrants pursuant to the repurchase plan.  Subsequent to March 31, 2010, the Company repurchased 455,561 warrants pursuant to the repurchase plan.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Reserved

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

ESSEX RENTAL CORP.

Dated: May 4, 2010	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2010	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)