Form 10-Q
period 2010-06-30
Essex Rental Corp.
filed 2010-07-30
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

17,155,496 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on July 31, 2010.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$502,148	$199,508
Accounts receivable, net of allowances for doubtful accounts and credit memos of $1,231,000 and $1,545,000, respectively	4,806,697	4,973,995
Other receivables	3,504,157	3,791,845
Deferred tax assets	1,657,493	1,724,621
Prepaid expenses and other assets	640,629	410,198
TOTAL CURRENT ASSETS	11,111,124	11,100,167

Rental equipment, net	256,229,690	260,767,678
Property and equipment, net	6,579,085	6,981,660
Spare parts inventory, net	3,671,235	3,556,236
Restricted cash deposits	5,226,400	-
Identifiable finite lived intangibles, net	1,590,268	2,160,239
Loan acquisition costs, net	1,649,719	1,897,177

TOTAL ASSETS	$286,057,521	$286,463,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,539,132	$1,790,683
Accrued employee compensation and benefits	707,417	679,078
Accrued taxes	5,343,358	5,663,263
Accrued interest	310,425	303,186
Accrued other expenses	877,323	739,639
Unearned rental revenue	951,250	793,797
Short-term debt obligations	7,214,400	5,170,614
Current portion of capital lease obligation	6,489	6,269
TOTAL CURRENT LIABILITIES	16,949,794	15,146,529

LONG-TERM LIABILITIES
Revolving credit facility	134,561,795	131,919,701
Deferred tax liabilities	59,604,059	62,935,535
Interest rate swap	4,049,670	2,306,294
Capital lease obligation	13,767	17,067
TOTAL LONG-TERM LIABILITIES	198,229,291	197,178,597

TOTAL LIABILITIES	215,179,085	212,325,126

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 17,154,846 shares at June 30, 2010 and 14,124,563 shares at December 31, 2009	1,715	1,412
Paid in capital	86,626,378	84,589,119
Accumulated deficit	(13,238,861)	(9,022,597)
Accumulated other comprehensive loss, net of tax	(2,510,796)	(1,429,903)
TOTAL STOCKHOLDERS' EQUITY	70,878,436	74,138,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$286,057,521	$286,463,157

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Equipment rentals	$5,438,566	$8,859,104	$10,569,068	$21,079,466
Used rental equipment sales	1,782,538	2,664,782	2,792,919	4,684,853
Transportation	969,109	1,515,115	2,008,167	2,907,790
Equipment repairs and maintenance	855,933	1,494,242	1,983,301	3,209,281

TOTAL REVENUES	9,046,146	14,533,243	17,353,455	31,881,390

COST OF REVENUES
Salaries, payroll taxes and benefits	1,296,685	1,502,691	2,649,916	3,202,102
Depreciation	2,901,722	2,787,032	5,754,125	5,555,237
Net book value of rental equipment sold	1,345,313	2,354,608	2,198,164	4,076,843
Transportation	934,387	1,065,912	1,795,942	2,114,376
Equipment repairs and maintenance	1,072,490	1,092,551	1,960,280	2,475,727
Yard operating expenses	341,239	349,378	649,476	764,794

TOTAL COST OF REVENUES	7,891,836	9,152,172	15,007,903	18,189,079

GROSS PROFIT	1,154,310	5,381,071	2,345,552	13,692,311

Selling, general and administrative expenses	2,628,330	2,728,168	5,128,427	5,833,898
Other depreciation and amortization	220,380	199,481	412,066	409,859

INCOME (LOSS) FROM OPERATIONS	(1,694,400)	2,453,422	(3,194,941)	7,448,554

OTHER INCOME (EXPENSES)
Other income	2,946	166	3,051	199
Interest expense	(1,658,186)	(1,674,283)	(3,277,907)	(3,354,002)
TOTAL OTHER INCOME (EXPENSES)	(1,655,240)	(1,674,117)	(3,274,856)	(3,353,803)

INCOME (LOSS) BEFORE INCOME TAXES	(3,349,640)	779,305	(6,469,797)	4,094,751

PROVISION (BENEFIT) FOR INCOME TAXES	(1,121,115)	307,224	(2,253,533)	1,572,647

NET INCOME (LOSS)	$(2,228,525)	$472,081	$(4,216,264)	$2,522,104

Weighted average shares outstanding:
Basic	14,535,982	14,108,186	14,332,142	14,108,143
Diluted	14,535,982	16,671,916	14,332,142	14,812,624

Earnings (loss) per share:
Basic	$(0.15)	$0.03	$(0.29)	$0.18
Diluted	$(0.15)	$0.03	$(0.29)	$0.17

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,216,264)	$2,522,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,894,837	5,614,687
Amortization of loan acquisition costs and other intangibles	518,811	597,868
Gain on sale of equipment	(594,755)	(608,010)
Deferred income taxes	(2,303,247)	1,333,228
Share based compensation expense	534,487	244,961
Changes in operating assets and liabilities:
Accounts receivable, net	167,298	4,827,981
Other receivables	180,646	230,534
Prepaid expenses and other assets	(230,431)	(190,379)
Spare parts inventory	(114,999)	(320,939)
Accounts payable and accrued expenses	(398,194)	(2,832,994)
Unearned rental revenue	157,453	(1,047,649)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(404,358)	10,371,392

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(138,350)	(12,183,388)
Purchases of property and equipment	(452,475)	(189,579)
Accounts receivable from rental equipment sales	107,042	-
Proceeds from sale of rental equipment	2,792,919	4,684,853
Increase in restricted cash deposits	(5,226,400)	-

NET CASH (USED IN) INVESTING ACTIVITIES	(2,917,264)	(7,688,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	21,070,819	34,652,298
Payments on revolving credit facility	(18,428,725)	(37,312,130)
Payments on short-term debt obligations	(517,061)	-
Payments on capital lease obligation	(3,846)	(749)
Proceeds from the exercise of warrants	2,356,336	-
Payments to repurchase warrants	(853,261)	(25,396)
Payments for debt issuance costs	-	(14,651)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,624,262	(2,700,628)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	302,640	(17,350)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,508	139,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$502,148	$121,650

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING/FINANCING ACTIVITIES

Equipment obtained through capital lease	$766	$27,060
Equipment purchased directly through short-term debt obligation	$2,560,847	$-
Unrealized loss on derivative instruments, net of tax	$1,080,893	$1,020,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, swaps and debt issuance costs	$3,023,210	$3,252,519
Cash (received) paid for income taxes, net of refunds	$53,972	$362,615

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

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.  For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The fair value of the Retained Interests accepted by Essex Crane’s officers in lieu of cash was based on the enterprise value for Holdings ascribed by the total purchase price paid in the acquisition.  The number of shares of the Company’s common stock into which the Retained Interests could be converted was based on the estimated per share amount of cash in trust as of the acquisition closing date and approximated the per share common stock price on the acquisition agreement date.

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

Please refer to note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our significant accounting policies except for revenue recognition, which is described below.

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

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The Company is able to establish vendor specific objective evidence of selling price related to rental revenues after analysis of rental agreements absent any additional services offered by the Company. The Company uses the estimated selling price for allocation of consideration to transportation services based on the costs associated with providing the services in addition to the other supply and demand factors within specific sub-markets. The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

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

Reclassification

The Company changed its presentation of revenues and related costs associated with insurance recoveries for repair of damage to equipment from accidents or natural disasters while on rent within the Statement of Operations to report these revenues and costs of revenues gross within continuing operations to better reflect the nature of the transactions for all periods presented and reflecting the terms within the rental agreements.  Insurance proceeds are now included in equipment repairs and maintenance revenues and the related costs are included in equipment repairs and maintenance cost of revenues on the accompanying consolidated statements of operations.  It had been previously been presented on a net basis within Other Income (Expenses).

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

In May 2009, the FASB issued a standard related to subsequent events that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard was effective for fiscal years and interim periods ended after June 15, 2009 and was applied prospectively.  The Company adopted the standard during the quarter ended June 30, 2009.

In February 2010, the FASB issued a standard with amendments to the accounting guidance related to subsequent events.  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  This standard is effective for interim or annual financial periods ending after June 15, 2010 and the Company adopted this new standard during the quarter ended June 30, 2010 which did not have a material effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance was effective on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective on January 1, 2011. This guidance has not and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Intangible Assets

A customer relationship intangible and a trademark intangible were recorded at fair value associated with the acquisition of Holdings on October 31, 2008.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at June 30, 2010:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Customer relationship intangible	$1,307,192	$(520,963)	$786,229
Trademark intangible	1,336,591	(532,552)	804,039
	$2,643,783	$(1,053,515)	$1,590,268

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The gross carrying amount of the customer relationship intangible was reduced by $73,920 and $73,918 for the three months ended June 30, 2010 and 2009, respectively and $147,840 and $197,130, respectively for the six months ended June 30, 2010 as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the trademark intangible was reduced by $75,389 and $75,561, for the three months ended June 30, 2010 and 2009, respectively and $150,778 and $201,511, respectively for the six months ended June 30, 2010 as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $130,468 and $168,409 for the three months ended June 30, 2010 and 2009, respectively and $271,353 and $350,410 for the six months ended June 30, 2010 and 2009, respectively.

4.	Short-term Debt Obligations and Revolving Credit Facility

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009.  Essex Finance entered into a third short-term obligation with similar terms as the previous two obligations during the three months ended March 31, 2010.  These short-term obligations are interest free for six months and then accrue interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a principal payment of 10% is due.  On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance is due, at which time the Company will repay the entire remaining unpaid principal likely using proceeds from the revolving credit facility discussed below.  The unpaid principal balances of the individual obligations as of June 30, 2010 are $2,299,174, $2,354,379 and $2,560,847 and mature on October 20, 2010, November 20, 2010 and March 20, 2011, respectively.

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

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at June 30, 2010) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.35% at June 30, 2010) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At June 30, 2010 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The weighted average interest rates on the revolving credit facility at June 30, 2010 and 2009 were 2.63% and 2.57%, respectively.

The outstanding balance on the revolving credit facility was $134.6 million as of June 30, 2010.  The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $174.1 million as of June 30, 2010.  The Company’s available borrowing under the revolving credit facility is approximately $39.5 million as of June 30, 2010.

Loan Covenants and Compliance

As of June 30, 2010 and for the six months ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The amount available for borrowing by the Company of approximately $39.5 million well exceeded the threshold at June 30, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the six months ended June 30, 2010 or 2009.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of June 30, 2010, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 74% of the amount outstanding under the Company’s revolving credit facility.  As of June 30, 2010, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the weighted average interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.72%.

At June 30, 2010, the interest rate swap liability had a fair value of $4,049,670 and was included in long-term liabilities.  The associated unrealized loss reported in accumulated other comprehensive income was $2,510,796, which is net of tax of $1,538,875.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the six months ended June 30, 2010, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income (loss) was an increase of $1,743,376 ($1,080,893 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending June 30, 2011, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense.

The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.39% and 4.35% at June 30, 2010 and 2009, respectively.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $612,000 and $580,000 for the three months ended June 30, 2010 and 2009, respectively.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $1,233,000 and $1,146,000 for the six months ended June 30, 2010 and 2009, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of June 30, 2010 and December 31, 2009:

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments

Interest Rate Swap	Long-term Liabilities	$4,049,670	$2,306,294

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the six months ended June 30, 2010 and 2009.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Six Months Ended June 30, 2010

Interest Rate Swap	$(2,976,229)	Interest expense	$(1,232,853)	Other income / (expense)	$-

For the Six Months Ended June 30, 2009

Interest Rate Swap	$501,122	Interest expense	$1,146,680	Other income / (expense)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($4.2 million).  As of June 30, 2010, the Company has not posted any cash collateral related to these agreements; however, the Company’s available borrowings under its revolving credit facility are reduced by the fair value of the interest rate swap while in a liability position.  If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of approximately ($4.2 million).

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

The Company’s interest rate swap is recorded at fair value on a recurring basis and had a liability fair value of approximately $4.0 million and $2.3 million at June 30, 2010 and December 31, 2009, respectively.  The Company’s interest rate derivative instrument is not traded on a market exchange and therefore, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate) and are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s total debt obligations including the revolving credit facility and short-term debt obligations at June 30, 2010 was approximately $141.8 million.  The fair value of the Company’s debt was approximately $135.4 million as of June 30, 2010 calculated using a discounted cash flows approach at a market rate of interest.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.  Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(2,228,525)	$472,081	$(4,216,264)	$2,522,104

Weighted average shares outstanding:
Basic	14,535,982	14,108,186	14,332,142	14,108,143
Effect of dilutive securities:
Warrants	-	2,563,730	-	704,481
Diluted	14,535,982	16,671,916	14,332,142	14,812,624

Earnings (loss) per share
Basic	$(0.15)	$0.03	$(0.29)	$0.18
Diluted	$(0.15)	$0.03	$(0.29)	$0.17

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three and six month periods ended June 30, 2010 and 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the three and six month periods ended June 30, 2010 and 2009 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Options that could be converted into 1,050,969 and 565,000 weighted average common shares for the three months ended June 30, 2010 and 2009 and options that could be converted into 846,916 and 565,000 weighted average common shares for the six months ended June 30, 2010 and 2009, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Calculated on a weighted average basis on the number of days outstanding warrants that could be converted into 11,718,155 and 12,183,617 weighted average common shares for the three and six month periods ended June 30, 2010, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  These weighted average amounts include a large number of warrants that were converted to common stock in connection with the Company’s offer to permit the Company’s warrant holders to tender their warrants for exercise, on a cashless basis.  Pursuant to the offer, approximately 7.6 million warrants were converted into shares of common stock as of June 29, 2010 (the expiration date of the offer) and therefore these warrants were outstanding for most of the three and six month periods ended June 30, 2010 and accordingly impacted the weighted average.

As of June 30, 2010, there were 4,061,944 Warrants, 1,050,969 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $5.00, $5.40, and $8.80, respectively.

Comprehensive income (loss) was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(2,228,525)	$472,081	$(4,216,264)	$2,522,104
Other comprehensive gain (loss) -
interest rate swap	(576,686)	1,199,357	(1,080,893)	1,020,272
Comprehensive income (loss)	$(2,805,211)	$1,671,438	$(5,297,157)	$3,542,376

8.  Income Taxes

The Company’s effective tax rates of 33.5% and 34.8% for the three and six month periods ended June 30, 2010, respectively were higher than the statutory federal tax rate due to state taxes.  The Company’s effective tax rates of 39.4% and 38.4% for the three and six month periods ended June 30, 2009, respectively were higher than the statutory federal tax rate due to state taxes.

At June 30, 2010, the Company has unused federal net operating loss carry-forwards totaling approximately $57.3 million that begin expiring in 2020.  At June 30, 2010, the Company also has unused state net operating loss carry-forwards totaling approximately $28.6 million that expire between 2010 and 2021.  The net operating loss carry-forwards are primarily from the acquisition of Holdings.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At June 30, 2010, the Company also has unrecorded excess tax goodwill of approximately $4.8 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining six year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

The Company had unrecognized tax benefits of approximately $1.2 million at June 30, 2010 and December 31, 2009 primarily associated with tax positions taken in a prior year.  The Company had unrecognized tax benefits of $1.1 million at June 30, 2009 associated with tax positions taken in a prior year.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and six month periods ended June 30, 2010 or 2009.  The federal tax returns related to Essex Rental Corp. are currently under examination by the IRS for tax years ended December 31, 2008 and 2007.  The Company has not received indication of any adjustments to the returns for either tax year.

9. Stock Based Compensation

The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at or near the market price on the grant date and expire approximately ten years from issuance.

The Company issued 11,467 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the six months ended June 30, 2010 to certain employees as compensation.  The weighted average grant price of the shares was $6.26 per share.  The aggregate grant date fair value of approximately $74,000 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning in January 1, 2011, and as such, none were vested as of June 30, 2010.  Such options will expire and no longer be exercisable after March 18, 2020.

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 188,333 of these options were vested as of June 30, 2010.  Such options will expire and no longer be exercisable after December 18, 2018.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded $311,343 and $460,405 of non-cash compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2010, respectively.  The Company recorded $119,556 and $239,112 of non-cash compensation expense in selling, general and administrative expenses for the three and six month periods ended June 30, 2009, respectively.  As of June 30, 2010 and 2009, there was approximately $2.3 million and $1.2 million, respectively of total unrecognized compensation cost related to non-vested stock option awards.  The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.  Based on the Company’s closing common stock price of $5.98 at June 30, 2010, 565,000 of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $0.8 million.

10.  Common Stock and Warrants

In May 2009, our Board of Directors approved an offer allowing warrant holders to tender their warrants for exercise on a cashless basis by exchanging their warrants for shares of the Company’s common stock.  The offer was approved in accordance with the recommendation of a committee comprised of the independent members of the Board who do not own warrants.  In June 2010, the Board of Directors extended and amended the offer.  Under the terms of the amended offer, the Board temporarily modified the terms of the Company’s outstanding warrants, to provide warrant holders with the opportunity to exercise their warrants on a cashless basis by exchanging three warrants for one share of the Company’s common stock.  The number of properly tendered warrants that would be accepted by the Company in the offer was limited to 8,000,000 warrants.  The amended offer expired on June 29, 2010.  Pursuant to the offer, a total of 7,642,674 warrants were tendered for cashless exercise.  Included in the tendered warrants were 936,840 warrants tendered by our officers and directors.  In accordance with the offer, our officers and directors participated in the offer to the same extent as other warrant holders, which was at a participation rate of 65.3%.  As a result of the exercise of warrants, 2,547,558 shares of common stock were issued.

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

The Company repurchased 519,905 warrants to acquire common stock for approximately $0.9 million during the six months ended June 30, 2010.  The Company repurchased 28,200 warrants to acquire common stock for approximately $25,000 during the six months ended June 30, 2009.  There was approximately $9.0 million remaining available for future common stock and warrant repurchases subsequent to these repurchases.  In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the launching of the cashless exercise warrant offer.

The Company issued 471,258 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the six months ended June 30, 2010.  The Company issued 1,300 shares of common stock during the six months ended June 30, 2009 for director services.

11.  Commitments, Contingencies and Related Party Transactions

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  The Company’s statements of operations for the three and six month periods ended June 30, 2010 and 2009 include $22,500 and $45,000, respectively of expense related to this agreement.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.5 million and $3.4 million, respectively at June 30, 2010 and approximately $4.3 million and $4.1 million, respectively at June 30, 2009.

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

In May 2010, the Company funded a letter of credit of approximately $5.2 million as collateral in relation to potential future financial obligations and is classified within restricted cash deposits within the accompanying consolidated balance sheets.  The letter of credit has no expiration but may be terminated upon consent by the Company and a third party.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2010, and its results of operations for the three and six month periods ended June 30, 2010 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Finance Corp. and Essex Crane Rental Corp, unless the context otherwise requires.

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

Equipment Rental    We offer for rent approximately 30 models of crawler crane and attachment rental equipment on a monthly basis.  The attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our fleet was approximately 14 years at June 30, 2010 and December 31, 2009.  The weighted-average lifting capacity of our fleet was approximately 255 tons and 250 tons as of June 30, 2010 and December 31, 2009, respectively.

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

•
Transportation services revenue – Transportation services revenue is derived from Essex Crane’s management of the logistics process by which Essex Crane’s rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation.  Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and Essex Crane’s fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third party providers.  The key drivers of transportation revenue are crane and attachment utilization rates and average contract lengths.  Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue.  The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs.  Transportation revenue is recognized upon completion of the transportation of equipment; and

•
Equipment repair and maintenance services revenue – While crawler cranes or attachments are on rent, much of the repair and maintenance work is paid for by the customer.  Essex Crane performs a portion of the repair and maintenance work and recognizes revenue for such services to the extent they are the customer’s responsibility.  This category of revenue also includes Essex Crane providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental.  Lastly, parts sales revenue is also included in this category of revenue.  Key drivers for repair and maintenance revenue are the utilization rates for cranes and attachments as well as jobsite operating conditions.  Repair and maintenance revenue is recognized as such services are performed.

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Equipment rentals	60.1%	61.0%	60.9%	66.1%
Used rental equipment sales	19.7%	18.3%	16.1%	14.7%
Transportation	10.7%	10.4%	11.6%	9.1%
Equipment repairs and maintenance	9.5%	10.3%	11.4%	10.1%

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

Current Environment

Many of the market sectors served by Essex Crane have been adversely affected by the weakening economy and difficult commercial credit environment.  Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet due to investment in new cranes will provide opportunity for future growth.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit for infrastructure projects.  We cannot assure you, however, that Essex Crane’s customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Company had a net loss before income taxes of $3.3 million for the three months ended June 30, 2010 compared to a net income before income taxes of $0.8 million for the three months ended June 30, 2009, a decrease of $4.1 million.  The decline in net income is primarily related to a decrease in total revenues of $5.5 million, which was partially offset by decreases in total cost of revenues and selling, general and administrative expenses of $1.3 million and $0.1 million, respectively.  These decreases are discussed in more detail below.

Revenues

Revenues for the three months ended June 30, 2010 were $9.0 million, a 37.8% decrease compared to revenues of $14.5 million for the three months ended June 30, 2009.   Total revenues were comprised of the following components:

•
Equipment rentals revenue, which represented 60.1% of total revenues, was $5.4 million for the three months ended June 30, 2010, a 38.6% decrease from $8.9 million for the three months ended June 30, 2009.  This decrease was primarily driven by a decrease in crane utilization to 35.1% under the “days” method (or 38.8% if calculated using the “hits” method) for the three months ended June 30, 2010 from 43.9% under the “days” method (or 48.5% if calculated using the “hits” method) for the three months ended June 30, 2009.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The Company also experienced a decrease in the average crane rental rate of 24.3% to $16,372 (per crane per rental month) for the three months ended June 30, 2010 from $21,633 for the three months ended June 30, 2009.  Approximately one-third of this $5,261 per month decline in the average rental rate is due to a less robust mix of equipment on rent.  The large decrease in the average rental rate is also due in part to the expiration of rental agreements executed at higher rental rates in the prior years and new agreements being entered into at lower average rental rates.  Management does not expect an increase in average rental rates until utilization rates recover.

•
Used rental equipment sales revenue, which represented 19.7% of total revenues, was $1.8 million for the three months ended June 30, 2010, a 33.1% decrease from used rental equipment sales revenue of $2.7 million for the three months ended June 30, 2009.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Three lower lifting capacity cranes and attachments were sold by the Company for the three months ended June 30, 2010, a decrease from six for the three months ended June 30, 2009.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity even at historically high utilization periods.  The average lifting capacity of cranes sold was 230 tons and 150 tons for the three month periods ended June 30, 2010 and 2009, respectively, compared to approximately 440 tons for a crane purchased during the three months ended June 30, 2009.  Cranes sold during the three months ended June 30, 2010 were sold at an average price in excess of 120% of Orderly Liquidation Value (“OLV”).  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility.  During the three months ended June 30, 2009, Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which typically yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future;

•
Transportation revenue, which represented 10.7% of total revenues was $1.0 million for the three months ended June 30, 2010, a 36.0% decrease from transportation revenue of $1.5 million for the three months ended June 30, 2009.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 9.5% of total revenues, was $0.9 million for the three months ended June 30, 2010, a 42.7% decrease from equipment repair and maintenance revenue of $1.5 million for the three months ended June 30, 2009.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower crane rental utilization.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2010 was $7.9 million, a 13.8% decrease from cost of revenues of $9.2 million for the three months ended June 30, 2009.  Cost of revenues was 87.2% of total revenue for the three months ended June 30, 2010, relative to 63.0% for the three months ended June 30, 2009.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation, equipment repairs and maintenance and a decrease in the book value of equipment sold.  These reductions in cost of revenues were partially offset by a small increase in depreciation expense as described below.  The increase in cost of revenues as a percentage of total revenue is due to fixed costs including non-cash depreciation expense, other cash fixed costs and the proportion of total revenues from the sale of used equipment at lower margins than rental related margins.

Salary, payroll tax and benefit expenses decreased 13.7% to $1.3 million for the three months ended June 30, 2010 from $1.5 million for the three months ended June 30, 2009.  The decrease was a direct result of a 10% salary reduction on certain operations managers, reduced hours, lower overtime, some headcount reduction and reduced bonus expense.  The temporary salary reduction program began in May 2009.

Depreciation expense related to rental equipment increased 4.1% to $2.9 million for the three months ended June 30, 2010 compared to $2.8 million for the three months ended June 30, 2009.  The increase in depreciation expense is primarily related to depreciation expense incurred on rental equipment purchased during 2009 and 2010 in excess of the foregone depreciation expense related to used rental equipment sold during the same period.  Since January 1, 2009, the Company has invested approximately $22.5 million in rental equipment and sold used rental equipment assets over the same period with a combined book value, net of accumulated depreciation of approximately $6.9 million.

Net book value of rental equipment sold decreased 42.9% to $1.3 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009.  The decrease in net book value of equipment sold was driven by a decrease in the number of rental equipment items sold.

Transportation expenses decreased 12.3% to $0.9 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009.  The decrease was related primarily to lower crane rental utilization.

Equipment repairs and maintenance expenses were $1.1 million for both three month periods ended June 30, 2010 and 2009.

Yard operating expenses were $0.3 million for both three month periods ended June 30, 2010 and 2009.

Essex Crane’s gain on the sale of used rental equipment was $0.4 million (24.5% margin, calculated by dividing the gain on the sale by the revenue from such sale) for the three months ended June 30, 2010 compared to a gain of $0.3 million (11.6% margin) for the three months ended June 30, 2009.  The increase in gain on sale was due to higher accumulated depreciation balances resulting in lower book values of equipment sold, the mix of used equipment sold and also due to the assets maintaining their market values.  Three cranes and attachments were sold during the three months ended June 30, 2010 compared to six cranes and attachments sold during the three months ended June 30, 2009.

Total selling, general and administrative expenses for the three months ended June 30, 2010 were $2.6 million, a $0.1 million or 3.7% decrease from $2.7 million for the three months ended June 30, 2009.  Selling, general, and administrative expenses decreased despite an increase in professional and legal fees incurred as a result of the Company’s cashless exercise warrant offer, primarily due to reductions in rental commissions, bad debt expense and a compensation expense decrease primarily due to a reduction in bonus expense and the temporary salary reduction program pursuant to which our chief executive officer, members of our executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash in exchange for fully vested common shares that are temporarily restricted from sale and valued at approximately 42% of the reduced cash compensation.  The temporary salary reduction program began in May 2009.  Other components of administrative expenses include: employee benefits, insurance and selling and marketing expenses.

Interest expense was $1.7 million for both three month periods ended June 30, 2010 and 2009.  The balances outstanding on the revolving credit facility as of June 30, 2010, December 31, 2009, June 30, 2009 and December 31, 2008 were $134.6 million, $131.9 million, $134.7 million and $137.4 million, respectively.  For the three months ended June 30, 2010 and 2009, interest rates remained consistently low.

Income tax benefit was $1.1 million for the three months ended June 30, 2010 compared to a $0.3 million income tax expense for the three months ended June 30, 2009.  The decrease in income tax expense is due to the decrease in income before taxes.  The effective tax rates were 33.5% and 39.4% for the three months ended June 30, 2010 and 2009, respectively.

Essex Crane had 109 full-time employees at June 30, 2010 compared to 119 full-time employees at June 30, 2009 after a reduction in headcount by nine employees during the three months ended March 31, 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Company had a net loss before income taxes of $6.5 million for the six months ended June 30, 2010 compared to a net income before income taxes of $4.1 million for the six months ended June 30, 2009, a decrease of $10.6 million.  The decline in net income is primarily related to a decrease in total revenues of $14.5 million, which was partially offset by decreases in total cost of revenues and selling, general and administrative expenses of $3.2 million and $0.7 million, respectively.  These decreases are discussed in more detail below.

Revenues

Revenues for the six months ended June 30, 2010 were $17.4 million, a 45.6% decrease compared to revenues of $31.9 million for the six months ended June 30, 2009.   Total revenues were comprised of the following components:

•
Equipment rentals revenue, which represented 60.9% of total revenues, was $10.6 million for the six months ended June 30, 2010, a 49.9% decrease from $21.1 million for the six months ended June 30, 2009.  This decrease was primarily driven by a decrease in crane utilization to 32.6% under the “days” method (or 36.1% if calculated using the “hits” method) for the six months ended June 30, 2010 from 50.6% under the “days” method (or 55.5% if calculated using the “hits” method) for the six months ended June 30, 2009.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The Company also experienced a decrease in the average crane rental rate of 23.6% to $16,967 (per crane per rental month) for the six months ended June 30, 2010 from $22,213 for the six months ended June 30, 2009.  Approximately one-half of this $5,246 per month decline in the average rental rate is due to a less robust mix of equipment on rent.  The large decrease in the average rental rate is also due in part to the expiration of rental agreements executed at higher rental rates in the prior years and new agreements being entered into at lower average rental rates.  Management does not expect an increase in average rental rates until utilization rates recover.

•
Used rental equipment sales revenue, which represented 16.1% of total revenues, was $2.8 million for the six months ended June 30, 2010, a 40.4% decrease from used rental equipment sales revenue of $4.7 million for the six months ended June 30, 2009.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Five lower lifting capacity cranes and attachments were sold by the Company for the six months ended June 30, 2010, a decrease from nine for the six months ended June 30, 2009.  In both periods, the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which typically yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 193 tons and 163 tons for the six month periods ended June 30, 2010 and 2009, respectively, compared to over 440 tons and approximately 312 tons for cranes purchased during the same periods, respectively.  Cranes sold during the six months ended June 30, 2010 were sold at an average price in excess of 120% of OLV.  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

•
Transportation revenue, which represented 11.6% of total revenues was $2.0 million for the six months ended June 30, 2010, a 30.9% decrease from transportation revenue of $2.9 million for the six months ended June 30, 2009.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 11.4% of total revenues, was $2.0 million for the six months ended June 30, 2010, a 38.2% decrease from equipment repair and maintenance revenue of $3.2 million for the six months ended June 30, 2009.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower crane rental utilization.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2010 was $15.0 million, a 17.5% decrease from cost of revenues of $18.2 million for the six months ended June 30, 2009.  Cost of revenues was 86.5% of total revenue for the six months ended June 30, 2010, relative to 57.1% for the six months ended June 30, 2009.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation, equipment repairs and maintenance, yard operating expenses and a decrease in the book value of equipment sold.  These reductions in cost of revenues were partially offset by a small increase in depreciation expense as described below.  The increase in cost of revenues as a percentage of total revenue is due to fixed costs including non-cash depreciation expense, other cash fixed costs and the proportion of total revenues from the sale of used equipment at lower margins than rental related margins.

Salary, payroll tax and benefit expenses decreased 17.2% to $2.6 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009.  The decrease was a direct result of a 10% salary reduction on certain operations managers, reduced hours, lower overtime, some headcount reduction and reduced bonus expense.  The temporary salary reduction program began in May 2009.

Depreciation expense related to rental equipment increased 3.6% to $5.8 million for the six months ended June 30, 2010 compared to $5.6 million for the six months ended June 30, 2009.  The increase in depreciation expense is primarily related to depreciation expense incurred on rental equipment purchased during 2009 and 2010 in excess of the foregone depreciation expense related to used rental equipment sold during the same period.  Since January 1, 2009, the Company has invested approximately $22.5 million in rental equipment and sold used rental equipment assets over the same period with a combined book value, net of accumulated depreciation of approximately $6.9 million.

Net book value of rental equipment sold decreased 46.1% to $2.2 million for the six months ended June 30, 2010 from $4.1 million for the six months ended June 30, 2009.  The decrease in net book value of equipment sold was driven by a decrease in the number of rental equipment items sold.

Transportation expenses decreased 15.1% to $1.8 million for the six months ended June 30, 2010 from $2.1 million for the six months ended June 30, 2009.  The decrease was related primarily to lower crane rental utilization.

Equipment repairs and maintenance expenses decreased 20.8% to $2.0 million for the six months ended June 30, 2010 from $2.5 million for the six months ended June 30, 2009.  The decrease was related primarily to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

Yard operating expenses decreased 15.1% to $0.6 million for the six months ended June 30, 2010 from $0.8 million for the six months ended June 30, 2009.  The decrease was related primarily to lower crane rental utilization.

Essex Crane’s gain on the sale of used rental equipment was $0.6 million (21.3% margin, calculated by dividing the gain on the sale by the revenue from such sale) for the six months ended June 30, 2010 compared to a gain of $0.6 million (13.0% margin) for the six months ended June 30, 2009.  Five cranes and attachments were sold during the six months ended June 30, 2010 compared to nine cranes and attachments sold during the six months ended June 30, 2009.  Despite the decrease in the number of cranes and attachments sold, gain on sale was consistent between the periods because higher accumulated depreciation balances resulting in lower book values of equipment sold, the mix of used equipment sold and also due to the assets maintaining their market values.

Total selling, general and administrative expenses for the six months ended June 30, 2010 were $5.1 million, a $0.7 million or 12.1% decrease from $5.8 million for the six months ended June 30, 2009.  Selling, general, and administrative expenses decreased despite an increase in professional and legal fees incurred as a result of the Company’s cashless exercise warrant offer, primarily due to reductions in rental commissions, bad debt expense and a compensation expense decrease primarily due to a reduction in bonus expense and the temporary salary reduction program pursuant to which our chief executive officer, members of our executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash in exchange for fully vested common shares that are temporarily restricted from sale and valued at approximately 42% of the reduced cash compensation.  Other components of administrative expenses include: employee benefits, insurance and selling and marketing expenses.

Interest expense decreased 2.3% to $3.3 million for the six months ended June 30, 2010 from $3.4 million for the six months ended June 30, 2009.  The decrease in interest expense was primarily due to a decrease in the average balance outstanding under the revolving credit facility.  For the six months ended June 30, 2010 and 2009, interest rates were consistently low.

Income tax benefit was $2.3 million for the six months ended June 30, 2010 compared to a $1.6 million income tax expense for the six months ended June 30, 2009.  The decrease in income tax expense is due to the decrease in income before taxes.  The effective tax rates were 34.8% and 38.4% for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the six months ended June 30, 2010 was approximately $0.4 million.  This was primarily the result of net loss of $4.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes and share-based compensation expense, resulted in the use of approximately $0.2 million of cash.  The cash flows from operating activities were also increased by a $0.3 million reduction in net accounts receivable and a $0.2 million increase in unearned rental revenue.  These positive cash flows were reduced by a $0.2 million increase in prepaid expenses and other assets, a $0.1 million increase in spare parts inventory and a $0.4 million decrease in accounts payable and accrued expenses.  The total cash used in operating activities related to working capital changes was $0.2 million.

The Company’s cash provided by operating activities for the six months ended June 30, 2009 was approximately $10.4 million.  This was primarily the result of net income of $2.5 million, which, when adjusted for non-cash expense items such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of rental equipment, provided positive cash flows of approximately $9.7 million.  The cash flows from operating activities were also positively impacted by a decrease of $4.8 million in net accounts receivable.  Partially offsetting these positive cash flows were increases in our spare parts inventory of $0.3 million, a $2.8 million decrease in accounts payable and accrued expenses and a $1.0 million decrease in unearned rental revenue.  The total increase to cash flow from operating activities related to working capital changes was $0.7 million.

Cash flow from investing activities.  The Company’s cash used in investing activities for the six months ended June 30, 2010 was approximately $2.9 million.  This was primarily the result of an increase to restricted cash deposits of $5.2 million and payments to acquire or improve rental equipment and property and equipment of $0.6 million.  These uses of cash were partially offset by $2.8 million in proceeds on the sale of equipment and a reduction in the amount of receivables related to rental equipment sales of $0.1 million.  In addition, the Company purchased one rental equipment item for approximately $2.6 million during the six months ended June 30, 2010, which was directly funded by a new short-term debt obligation.

The Company’s cash used in investing activities for the six months ended June 30, 2009 was approximately $7.7 million.  This was primarily due to purchases of rental equipment and property and equipment of $12.2 million and $0.2 million, respectively, which was partially offset by the proceeds from the sale of rental equipment of approximately $4.7 million.

Cash flow from financing activities. Cash provided by financing activities was approximately $3.6 million for the six months ended June 30, 2010.  This is primarily due to a net increase in the amount drawn on the Company’s revolving credit facility of $2.6 million.  Total borrowings for the six months ended June 30, 2010 under the revolving credit facility were $21.1 million and total payments on the revolving credit facility in the same period were $18.5 million.  The Company also used approximately $0.5 million to make scheduled principal payments on its short-term debt obligations.  In addition, the Company also used approximately $0.9 million to repurchase warrants, which was offset by proceeds received from the exercise of warrants to acquire common stock of approximately $2.4 million.

Cash used in financing activities for the six months ended June 30, 2009 was approximately $2.7 million.  This was primarily due to a net decrease in the amount drawn on the Company’s revolving credit facility of $2.7 million.  Total borrowings for the six months ended June 30, 2009 under the revolving credit facility were $34.6 million and total payments on the revolving credit facility in the same period were $37.3 million.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales used rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facility.  Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment and to fund repurchases of the Company’s common stock and warrants pursuant to the Company’s stock repurchase program, under which we may purchase up to $12.0 million of the Company’s outstanding common stock and warrants.  Under the terms of the stock repurchase program, as of June 30, 2010, we may purchase up to an additional $9.0 million of our common stock and warrants.  We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from equipment sold of $2.8 million during the six months ended June 30, 2010 were partially utilized to fund our capital spending on rental equipment of $0.5 million and to fund the repurchase of warrants pursuant to the Company’s stock repurchase program, which the Company suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of June 30, 2010, we had $39.5 million of available borrowings under our revolving credit facility, net of outstanding letters of credit, a reserve for our interest rate swap liability and other reserves.

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

Contractual Obligations

During the six months ended June 30, 2010, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or the Prime Rate plus an applicable margin.  As of June 30, 2010, we had an interest rate swap to effectively fix the interest rate at 4.96% for $100 million of the $134.6 million of outstanding borrowings under our senior secured credit facility.  The weighted average interest rate in effect on those borrowings at June 30, 2010 was 2.63% excluding the impact of the interest rate swap and 4.39% taking into consideration the swap.  A 1.0% increase in the effective interest rate on our variable rate outstanding borrowings not effectively fixed as a result of the interest rate swap at June 30, 2010 would increase our interest expense by approximately $0.3 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at June 30, 2010.  Such repurchase plan was publicly announced on October 22, 2008.  The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

The following table provides information with respect to the Company’s repurchase of warrants during the three months ended June 30, 2010.

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Repurchase Plan (1)	Maximum Dollar Value of Warrants and/or Common Stock that may Yet be Purchased

April 1, 2010 to April 30, 2010	455,561	$1.73	455,561	$8,969,263

May 1, 2010 to May 31, 2010	-	$-	-	$8,969,263

June 1, 2010 to June 30, 2010	-	$-	-	$-

	455,561	$1.73	455,561	$-

(1)  In addition to the Warrants purchased for the three months ended June 30, 2010 pursuant to the repurchase plan, the Company previously purchased a total of 2,421,236 shares of its common stock including 63,500 shares repurchased pursuant to the repurchase plan and 2,357,736 shares previously held by shareholders who voted against the acquisition of Holdings and exercised their conversion rights, and 1,806,063 warrants pursuant to the repurchase plan.

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

ESSEX RENTAL CORP.

Dated: July 30, 2010	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2010	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)