Form 10-Q
period 2010-09-30
Essex Rental Corp.
filed 2010-11-05
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

17,166,961 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on November 1, 2010.

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

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$406,057	$199,508
Accounts receivable, net of allowances for doubtful accounts and credit memos of $1,410,000 and $1,545,000, respectively	5,840,006	4,973,995
Other receivables	3,450,250	3,791,845
Deferred tax assets	2,135,409	1,724,621
Prepaid expenses and other assets	412,227	410,198
TOTAL CURRENT ASSETS	12,243,949	11,100,167

Rental equipment, net	253,512,181	260,767,678
Property and equipment, net	6,376,492	6,981,660
Spare parts inventory, net	3,741,015	3,556,236
Restricted cash deposits	5,234,828	-
Identifiable finite lived intangibles, net	1,321,689	2,160,239
Loan acquisition costs, net	1,525,990	1,897,177

TOTAL ASSETS	$283,956,144	$286,463,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,468,039	$1,790,683
Accrued employee compensation and benefits	656,319	679,078
Accrued taxes	4,646,129	5,663,263
Accrued interest	310,084	303,186
Accrued other expenses	685,730	739,639
Unearned rental revenue	1,177,960	793,797
Short-term debt obligations	-	5,170,614
Current portion of capital lease obligation	6,603	6,269
TOTAL CURRENT LIABILITIES	8,950,864	15,146,529

LONG-TERM LIABILITIES
Revolving credit facility	142,183,308	131,919,701
Deferred tax liabilities	59,515,258	62,935,535
Interest rate swap	4,572,654	2,306,294
Capital lease obligation	12,073	17,067
TOTAL LONG-TERM LIABILITIES	206,283,293	197,178,597

TOTAL LIABILITIES	215,234,157	212,325,126

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 17,166,961 shares at September 30, 2010 and 14,124,563 shares at December 31, 2009	1,717	1,412
Paid in capital	86,999,370	84,589,119
Accumulated deficit	(15,444,054)	(9,022,597)
Accumulated other comprehensive loss, net of tax	(2,835,046)	(1,429,903)
TOTAL STOCKHOLDERS' EQUITY	68,721,987	74,138,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$283,956,144	$286,463,157

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Equipment rentals	$6,338,337	$7,116,473	$16,907,405	$28,195,939
Used rental equipment sales	145,541	1,389,469	2,938,460	6,074,322
Transportation	1,141,416	1,023,087	3,149,583	3,930,877
Equipment repairs and maintenance	1,126,180	1,585,859	3,109,481	4,795,140

TOTAL REVENUES	8,751,474	11,114,888	26,104,929	42,996,278

COST OF REVENUES
Salaries, payroll taxes and benefits	1,412,093	1,375,677	4,062,009	4,577,779
Depreciation	2,936,350	2,807,741	8,690,475	8,362,978
Net book value of rental equipment sold	151,817	1,217,004	2,349,981	5,293,847
Transportation	1,027,019	803,207	2,822,961	2,917,583
Equipment repairs and maintenance	1,398,008	1,234,936	3,358,288	3,710,663
Yard operating expenses	346,716	405,952	996,192	1,170,746

TOTAL COST OF REVENUES	7,272,003	7,844,517	22,279,906	26,033,596

GROSS PROFIT	1,479,471	3,270,371	3,825,023	16,962,682

Selling, general and administrative expenses	2,722,759	2,877,630	7,851,186	8,711,528
Other depreciation and amortization	216,424	191,259	628,490	601,118

INCOME (LOSS) FROM OPERATIONS	(1,459,712)	201,482	(4,654,653)	7,650,036

OTHER INCOME (EXPENSES)
Other income	6,521	128	9,572	327
Interest expense	(1,731,352)	(1,673,637)	(5,009,259)	(5,027,639)
TOTAL OTHER INCOME (EXPENSES)	(1,724,831)	(1,673,509)	(4,999,687)	(5,027,312)

INCOME (LOSS) BEFORE INCOME TAXES	(3,184,543)	(1,472,027)	(9,654,340)	2,622,724

PROVISION (BENEFIT) FOR INCOME TAXES	(979,350)	(764,498)	(3,232,883)	808,149

NET INCOME (LOSS)	$(2,205,193)	$(707,529)	$(6,421,457)	$1,814,575

Weighted average shares outstanding:
Basic	17,157,178	14,109,060	15,284,169	14,108,458
Diluted	17,157,178	14,109,060	15,284,169	15,559,441

Earnings (loss) per share:
Basic	$(0.13)	$(0.05)	$(0.42)	$0.13
Diluted	$(0.13)	$(0.05)	$(0.42)	$0.12

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,421,457)	$1,814,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,928,342	8,453,901
Amortization of loan acquisition costs and other intangibles	761,810	881,382
Gain on sale of equipment	(588,479)	(780,475)
Deferred income taxes	(2,521,921)	945,097
Share based compensation expense	888,709	421,498
Professional fees paid through issuance of common shares	15,522	-
Interest earned on restricted deposits	(8,428)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(866,011)	5,806,699
Other receivables	234,553	(557,157)
Prepaid expenses and other assets	(2,029)	22,817
Spare parts inventory	(184,779)	(439,019)
Accounts payable and accrued expenses	(1,409,548)	(2,046,902)
Unearned rental revenue	384,163	(1,252,359)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(789,553)	13,270,057

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(175,549)	(14,477,168)
Purchases of property and equipment	(680,152)	(606,799)
Accounts receivable from rental equipment sales	107,042	-
Proceeds from sale of rental equipment	2,938,460	6,074,322
Increase in restricted cash deposits	(5,226,400)	-

NET CASH (USED IN) INVESTING ACTIVITIES	(3,036,599)	(9,009,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	36,809,532	46,031,938
Payments on revolving credit facility	(26,545,926)	(50,123,276)
Payments on short-term debt obligations	(7,731,461)	-
Payments on capital lease obligation	(5,769)	(2,672)
Proceeds from the exercise of warrants	2,359,586	-
Payments to repurchase warrants	(853,261)	(175,396)
Payments for debt issuance costs	-	(14,651)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,032,701	(4,284,057)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206,549	(23,645)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,508	139,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$406,057	$115,355

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING/FINANCING ACTIVITIES

Equipment obtained through capital lease	$1,109	$27,508
Equipment purchased directly through short-term debt obligation	$2,560,847	$-
Unrealized loss (gain) on derivative instruments, net of tax	$1,405,143	$(493,931)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$4,631,174	$4,808,127
Cash paid for income taxes	$35,626	$98,802

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

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.  For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The Company is able to establish vendor specific objective evidence of selling price related to rental revenues after analysis of rental agreements absent any additional services offered by the Company.  The Company uses the estimated selling price for allocation of consideration to transportation services based on the costs associated with providing such services in addition to other supply and demand factors within specific sub-markets.  The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   Intangible Assets

A customer relationship intangible and a trademark intangible were recorded at fair value associated with the acquisition of Holdings on October 31, 2008.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at September 30, 2010:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Customer relationship intangible	$1,233,272	$(579,930)	$653,342
Trademark intangible	1,261,202	(592,855)	668,347
	$2,494,474	$(1,172,785)	$1,321,689

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

The gross carrying amount of the customer relationship intangible was reduced by $73,920 and $73,918 for the three months ended September 30, 2010 and 2009, respectively and $221,760 and $271,048, respectively for the nine months ended September 30, 2010 and 2009 as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the trademark intangible was reduced by $75,389 and $75,561, for the three months ended September 30, 2010 and 2009, respectively, and $226,167 and $277,072, respectively, for the nine months ended September 30, 2010 and 2009 as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $119,270 and $159,785 for the three months ended September 30, 2010 and 2009, respectively and $390,623 and $510,195 for the nine months ended September 30, 2010 and 2009, respectively.

4.	Short-term Debt Obligations and Revolving Credit Facility

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009.  Essex Finance entered into a third short-term obligation with similar terms as the previous two obligations during the three months ended March 31, 2010.  These short-term obligations are interest free for six months and then accrue interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a principal payment of 10% is due.  On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance is due.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The remaining outstanding principal balances of all three short-term debt obligations of approximately $7.2 million in aggregate were paid in full by the Company in September 2010 using proceeds from drawing on the revolving credit facility discussed below.

Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“revolving credit facility”), which permits it to borrow up to $190.0 million.  The maximum borrowing amount of the revolving credit facility may be increased by up to $5.0 million any time prior to November 2010 subject to certain specified terms and conditions in the credit agreement.  The maximum borrowing amount has not been increased above the permitted $190.0 million.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment.  The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first security interest in substantially all of the Company’s assets.

Borrowings under the revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at September 30, 2010) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.26% at September 30, 2010) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At September 30, 2010 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The weighted average interest rates on the revolving credit facility at September 30, 2010 and 2009 were 2.57% and 2.51%, respectively.

The outstanding balance on the revolving credit facility was $142.2 million as of September 30, 2010.  The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $182.6 million as of September 30, 2010.  The Company’s available borrowing under the revolving credit facility is approximately $43.0 million as of September 30, 2010.

Loan Covenants and Compliance

As of September 30, 2010 and for the nine months ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Certain of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The amount available for borrowing by the Company of approximately $43.0 million well exceeded the threshold at September 30, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the nine months ended September 30, 2010 or 2009.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of September 30, 2010, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 70% of the amount outstanding under the Company’s revolving credit facility.  As of September 30, 2010, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the weighted average interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.72%.

At September 30, 2010, the interest rate swap liability had a fair value of $4,572,654 and was included in long-term liabilities.  The associated unrealized loss reported in accumulated other comprehensive income was $2,835,045, which is net of tax of $1,737,609.

For the nine months ended September 30, 2010, the change in net unrealized loss on derivatives designated as cash flow hedges reported as a component of other accumulated comprehensive income (loss) was an increase of $2,266,360 ($1,405,143 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending September 30, 2011, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense.

The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.30% and 4.36% at September 30, 2010 and 2009, respectively.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $615,000 and $621,000 for the three months ended September 30, 2010 and 2009, respectively.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $1,848,000 and $1,768,000 for the nine months ended September 30, 2010 and 2009, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of September 30, 2010 and December 31, 2009:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments

Interest Rate Swap	Long-term Liabilities	$4,572,654	$2,306,294

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the nine months ended September 30, 2010 and 2009.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Nine Months Ended September 30, 2010

Interest Rate Swap	$(4,114,618)	Interest expense	$(1,848,258)	Other income / (expense)	$-

For the Nine Months Ended September 30, 2009

Interest Rate Swap	$(967,098)	Interest expense	$(1,767,683)	Other income / (expense)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($4.7 million).  As of September 30, 2010, the Company has not posted any cash collateral related to these agreements; however, the Company’s available borrowings under its revolving credit facility are reduced by the fair value of the interest rate swap while in a liability position.  If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of approximately ($4.7 million).

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	Level 1 - Observable inputs such as quoted prices in active markets:
•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s interest rate swap is recorded at fair value on a recurring basis and had a liability fair value of approximately $4.6 million and $2.3 million at September 30, 2010 and December 31, 2009, respectively.  The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The carrying value of the Company’s total debt obligations at September 30, 2010 was approximately $142.2 million.  The fair value of the Company’s debt was approximately $138.2 million as of September 30, 2010 calculated using a discounted cash flows approach at a market rate of interest.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.  Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(2,205,193)	$(707,529)	$(6,421,457)	$1,814,575

Weighted average shares outstanding:
Basic	17,157,178	14,109,060	15,284,169	14,108,458

Effect of dilutive securities:
Warrants	-	-	-	1,450,983
Diluted	17,157,178	14,109,060	15,284,169	15,559,441

Earnings (loss) per share
Basic	$(0.13)	$(0.05)	$(0.42)	$0.13
Diluted	$(0.13)	$(0.05)	$(0.42)	$0.12

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three and nine month periods ended September 30, 2010 and 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The UPO Units that could be converted into 1,200,000 weighted average common shares for the three and nine month periods ended September 30, 2010 and 2009 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Options that could be converted into 1,050,969 and 565,000 weighted average common shares for the three months ended September 30, 2010 and 2009 and options that could be converted into 915,681 and 565,000 weighted average common shares for the nine months ended September 30, 2010 and 2009, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Calculated on a weighted average basis on the number of days outstanding, warrants that could be converted into 4,061,301 and 9,446,428 weighted average common shares for the three and nine month periods ended September 30, 2010, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average amount for the nine months ended September 30, 2010 includes a large number of warrants that were converted to common stock in connection with the Company’s offer to permit the Company’s warrant holders to tender their warrants for exercise, on a cashless basis.  Pursuant to the offer, approximately 7.6 million warrants were converted into shares of common stock as of June 29, 2010 (the expiration date of the offer) and therefore these warrants were outstanding for the majority of the nine month period ended September 30, 2010 and accordingly impacted the weighted average.

As of September 30, 2010, there were 4,061,294 Warrants, 1,050,969 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $5.00, $5.40, and $8.80, respectively.

Comprehensive income (loss) was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(2,205,193)	$(707,529)	$(6,421,457)	$1,814,575
Other comprehensive gain (loss) - interest rate swap	(324,250)	(526,341)	(1,405,143)	493,931
Comprehensive income (loss)	$(2,529,443)	$(1,233,870)	$(7,826,600)	$2,308,506

8.  Income Taxes

The Company’s effective tax rates of 30.8% and 33.5% for the three and nine month periods ended September 30, 2010, respectively were lower than the statutory federal tax rate due to state taxes.  The Company’s effective tax rate of 51.9% for the three month period ended September 30, 2009 was higher than the statutory federal tax rate due to state taxes including a favorable change in a state tax position.  The Company’s effective tax rate of 30.8% for the nine month period ended September 30, 2009 was lower than the statutory federal tax rate primarily due to state taxes.

At September 30, 2010, the Company has unused federal net operating loss carry-forwards totaling approximately $63.0 million that begin expiring in 2020.  At September 30, 2010, the Company also has unused state net operating loss carry-forwards totaling approximately $28.9 million that expire between 2010 and 2021.  The net operating loss carry-forwards are primarily from the acquisition of Holdings.

At September 30, 2010, the Company also has unrecorded excess tax goodwill of approximately $4.5 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining six year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In October 2010, the examination by the IRS of the Company’s tax returns for the tax years ended December 31, 2008 and 2007 concluded and resulted in no adjustments to the returns for either tax year.  The Company is also subject to periodic state examinations.

The Company had unrecognized tax benefits of approximately $1.2 million at September 30, 2010 and December 31, 2009 primarily associated with tax positions taken in a prior year.  The Company had unrecognized tax benefits of $1.2 million at September 30, 2009 associated with tax positions taken in a prior year.  The Company believes that it is reasonably possible that reserves for unrecognized tax benefits related to federal income tax issues could reverse in the next 12 months.  This reversal could range from $0 to $1.2 million.  The reversal of the reserves for unrecognized tax benefits is dependent on the settlement of the IRS examination.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three or nine month periods ended September 30, 2010 or 2009.

9. Stock Based Compensation

The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at or near the market price on the grant date and expire approximately ten years from issuance.

The Company issued 19,732 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the nine months ended September 30, 2010 to certain employees as compensation.  The weighted average grant price of the shares was $5.80 per share.  The aggregate grant date fair value of approximately $114,497 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning in January 1, 2011, and as such, none were vested as of September 30, 2010.  Such options will expire and no longer be exercisable after March 18, 2020.

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 188,333 of these options were vested as of September 30, 2010.  Such options will expire and no longer be exercisable after December 18, 2018.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded $313,450 and $773,855 of non-cash compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2010, respectively.  The Company recorded $119,556 and $358,668 of non-cash compensation expense in selling, general and administrative expenses for the three and nine month periods ended September 30, 2009, respectively.  As of September 30, 2010 and 2009, there was approximately $2.0 million and $1.1 million, respectively of total unrecognized compensation cost related to non-vested stock option awards.  The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.  Based on the Company’s closing common stock price of $4.94 at September 30, 2010, 565,000 of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $0.2 million.

10.  Common Stock and Warrants

 In May 2010, our Board of Directors approved an offer allowing warrant holders to tender their warrants for exercise on a cashless basis by exchanging their warrants for shares of the Company’s common stock.  The offer was approved in accordance with the recommendation of a committee comprised of the independent members of the Board who do not own warrants.  In June 2010, the Board of Directors extended and amended the offer.  Under the terms of the amended offer, the Board temporarily modified the terms of the Company’s outstanding warrants, to provide warrant holders with the opportunity to exercise their warrants on a cashless basis by exchanging three warrants for one share of the Company’s common stock.  The number of properly tendered warrants that would be accepted by the Company in the offer was limited to 8,000,000 warrants.  The amended offer expired on June 29, 2010.  Pursuant to the offer, a total of 7,642,674 warrants were tendered for cashless exercise.  Included in the tendered warrants were 936,840 warrants tendered by our officers and directors.  In accordance with the offer, our officers and directors participated in the offer to the same extent as other warrant holders, which was at a participation rate of 65.3%.  As a result of the exercise of warrants, 2,547,558 shares of common stock were issued.

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

The Company repurchased 519,905 warrants to acquire common stock for approximately $0.9 million during the nine months ended September 30, 2010.  The Company repurchased 28,200 warrants to acquire common stock for approximately $25,000 during the nine months ended September 30, 2009.  There was approximately $9.0 million remaining available for future common stock and warrant repurchases subsequent to these repurchases.  In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the cashless exercise warrant offer.

The Company issued 471,908 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the nine months ended September 30, 2010.  The Company issued 3,200 shares of common stock during the nine months ended September 30, 2010 for professional services related to the Company’s common shares being listed on the NASDAQ Capital Market.  The Company issued 1,300 shares of common stock during the nine months ended September 30, 2009 for director services.

11.  Commitments, Contingencies and Related Party Transactions

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  The Company’s statements of operations for the three and nine month periods ended September 30, 2010 and 2009 include $22,500 and $67,500, respectively of expense related to this agreement.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.5 million and $3.3 million, respectively at September 30, 2010 and approximately $5.0 million and $4.1 million, respectively at September 30, 2009.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Continued)
(Unaudited)

12.  Subsequent Events

On October 29, 2010, the Company entered into subscription agreements providing for the sale of an aggregate of 3,300,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $4.30 per share, or $14,190,000 in the aggregate, in a private offering (the “Private Placement”).  The closing of the Private Placement and issuance of shares of common stock pursuant to the subscriptions is contingent upon the Company being the successful bidder for, and consummating the acquisition of, the assets of Coast Crane Company (“Coast”), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States.  Coast filed a voluntary petition for relief under the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (Case Number 10-21229) (the “Bankruptcy Proceeding”) on September 22, 2010, and is selling its assets pursuant to Section 363 of the United States Bankruptcy Code.  The proceeds of the offering will be used to fund part of the cash portion of the purchase price for Coast's assets.

While the Company submitted a bid for Coast's assets on November 1, 2010, there can be no assurance that the Company's bid will be accepted or, if accepted, that the Company’s proposed acquisition of Coast’s assets will be completed.  The acceptance of the Company’s bid and the consummation of the Coast Acquisition are subject to, among other things, the Company having the highest and best offer for the assets and approval by the Bankruptcy Court.  If the Company’s bid is determined to be qualified under the bidding standards applicable to the Bankruptcy Proceeding, the Company will participate in an auction (the “Auction”) scheduled for November 8, 2010.  A hearing in the Bankruptcy Court is scheduled to be held on November 12, 2010 to determine whether the Company’s offer constitutes the highest and best bid in the Auction.  The Private Placement will not be completed, and no shares of common stock will be issued pursuant to the subscription agreements if the Company does not acquire Coast's assets for any reason.

The Company will pay a fee of $638,550, plus expenses, to CJS Securities for placement agent services rendered to the Company in connection with the Private Placement.

The securities issued in the Private Placement were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided in Section 4(2) of the Act, based in part on representations made to the Company by each investor in the Private Placement that such investor is an accredited investor and the fact that no general solicitation was involved in the Private Placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2010, and its results of operations for the three and nine month periods ended September 30, 2010 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  Over approximately 49 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a private equity owned professionally managed company that today is a public company and one of the leading players in its industry; offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

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

Equipment Rental    We offer for rent approximately 30 models of crawler crane and attachment rental equipment on a monthly basis.  The attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler crane.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our fleet was approximately 14 years at September 30, 2010 and December 31, 2009.  The weighted-average lifting capacity of our fleet was approximately 255 tons and 250 tons as of September 30, 2010 and December 31, 2009, respectively.

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

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Equipment rentals	72.4%	64.0%	64.8%	65.6%
Used rental equipment sales	1.7%	12.5%	11.3%	14.1%
Transportation	13.0%	9.2%	12.0%	9.1%
Equipment repairs and maintenance	12.9%	14.3%	11.9%	11.2%

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

Upon implementation of Essex Crane’s ERP System, Essex Crane began to measure utilization using the method referred to as the “days” method.  Essex's management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates most closely with rental revenue.  Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period.  The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate (excluding any overtime revenues).  The total number of days on rent of all pieces of rental equipment provides the numerator for determining utilization.  The denominator is all rental equipment assets owned times the number of days in the month.  The “days” method is the utilization measurement currently used by Essex, and Essex anticipates that the “days” method will be the primary basis for future disclosure of utilization rates for Essex’s cranes and attachments.

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Company had a net loss before income taxes of $3.2 million for the three months ended September 30, 2010 compared to a net loss before income taxes of $1.5 million for the three months ended September 30, 2009, a decrease of $1.7 million.  The decline in net income is primarily related to a decrease in total revenues of $2.4 million, which was partially offset by decreases in total cost of revenues and selling, general and administrative expenses of $0.6 million and $0.2 million, respectively.  These decreases are discussed in more detail below.

Revenues

Revenues for the three months ended September 30, 2010 were $8.8 million, a 21.3% decrease compared to revenues of $11.1 million for the three months ended September 30, 2009.   Total revenues were comprised of the following components:

•
Equipment rentals revenue, which represented 72.4% of total revenues, was $6.3 million for the three months ended September 30, 2010, a 10.9% decrease from $7.1 million for the three months ended September 30, 2009.  This decrease was primarily driven by a decrease in average crane rental rate of 22.1% to $16,137 (per crane per rental month) for the three months ended September 30, 2010 from $20,716 for the three months ended September 30, 2009.  The decline in average rental rates was partially offset by an increase in crane utilization to 40.2% under the “days” method (or 44.1% if calculated using the “hits” method) for the three months ended September 30, 2010 from 38.6% under the “days” method (or 43.1% if calculated using the “hits” method) for the three months ended September 30, 2009.  The increase in utilization was the result of moderate but steady improvement in the rental market for lattice boom crawler cranes.  Management does not expect a meaningful increase in average rental rates until utilization rates significantly recover.

•
Used rental equipment sales revenue, which represented 1.7% of total revenues, was $0.1 million for the three months ended September 30, 2010, an 89.5% decrease from used rental equipment sales revenue of $1.4 million for the three months ended September 30, 2009.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  One lower lifting capacity crane and attachments was sold by the Company for the three months ended September 30, 2010, a decrease from three for the three months ended September 30, 2009.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity even at historically high utilization periods.  The average lifting capacity of cranes sold was 175 tons and 163 tons for the three month periods ended September 30, 2010 and 2009, respectively, compared to approximately 440 tons for a crane purchased during the three months ended September 30, 2009.  The crane sold during the three months ended September 30, 2010 was sold at a price in excess of 120% of Orderly Liquidation Value (“OLV”).  OLV is an estimate of the price at which the Company could sell its rental equipment assets in a reasonable amount of time through channels of sale and distribution that fetch the highest price reasonably available.  During the three months ended September 30, 2009, Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which typically yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future;

•
Transportation revenue, which represented 13.0% of total revenues was $1.1 million for the three months ended September 30, 2010, an 11.6% increase from transportation revenue of $1.0 million for the three months ended September 30, 2009.  This increase is primarily a result of higher crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 12.9% of total revenues, was $1.1 million for the three months ended September 30, 2010, a 29.0% decrease from equipment repair and maintenance revenue of $1.6 million for the three months ended September 30, 2009.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from a decrease in the number of leases ending during the three month period ending September 30, 2010 as utilization increases.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2010 was $7.3 million, a 7.3% decrease from cost of revenues of $7.8 million for the three months ended September 30, 2009.  Cost of revenues was 83.1% of total revenue for the three months ended September 30, 2010, relative to 70.6% for the three months ended September 30, 2009.  The decrease in cost of revenues resulted from decreases in the book value of equipment sold and yard operating expenses.  These reductions in cost of revenues were partially offset by increases in salary, payroll tax and benefit expenses, transportation expenses, equipment repairs and maintenance expenses and by a small increase in depreciation expense as described below.  The increase in cost of revenues as a percentage of total revenue is due to fixed costs including non-cash depreciation expense, other cash fixed costs and the proportion of total revenues from the sale of used equipment at lower margins than rental related margins.

Salary, payroll tax and benefit expenses was $1.4 million for the three months ended September 30, 2010 and 2009.  These expenses were consistent between the periods despite a reduction in headcount due to an increase in hours worked during the three months ended September 30, 2010 related to preparing equipment for rental orders as utilization rises.

Depreciation expense related to rental equipment increased 4.6% to $2.9 million for the three months ended September 30, 2010 compared to $2.8 million for the three months ended September 30, 2009.  The increase in depreciation expense is primarily related to depreciation expense incurred on rental equipment purchased during 2009 and 2010 in excess of the foregone depreciation expense related to used rental equipment sold during the same period.  Since January 1, 2009, the Company has invested approximately $22.5 million in rental equipment and sold used rental equipment assets over the same period with a combined book value, net of accumulated depreciation of approximately $7.9 million.

Net book value of rental equipment sold decreased 87.5% to $0.2 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009.  The decrease in net book value of equipment sold was driven by a decrease in the number of rental equipment items sold.

Transportation expenses increased 27.9% to $1.0 million for the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009.  The increase was related primarily to higher equipment mobilization due to the increase in utilization.

Equipment repairs and maintenance expenses increased 13.2% to $1.4 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 31, 2009.   The increase was related primarily to higher equipment mobilization and preparing cranes for active duty as utilization increased and equipment was prepared for future orders.

Yard operating expenses decreased 14.6% to $0.3 million for the three months ended September 30, 2010 from $0.4 million for the three months ended September 30, 2009.  The decrease was related primarily to a corporate initiative to consolidate the use of small package shipping services at the yard locations.

Essex Crane’s gain on the sale of used rental equipment decreased to $0.0 million for the three months ended September 30, 2010 from $0.2 million (12.4% margin) for the three months ended September 30, 2009.

Total selling, general and administrative expenses for the three months ended September 30, 2010 were $2.7 million, a $0.2 million or 5.4% decrease from $2.9 million for the three months ended September 30, 2009.  Selling, general, and administrative expenses decreased primarily due to a reduction in bad debt expense which was partially offset by an increase in legal and professional fees.  Other components of administrative expenses include: employee benefits, insurance and selling and marketing expenses.

Interest expense was $1.7 million for both three month periods ended September 30, 2010 and 2009.  The balances outstanding on the revolving credit facility as of September 30, 2010, December 31, 2009, September 30, 2009 and December 31, 2008 were $142.2 million, $131.9 million, $133.3 million and $137.4 million, respectively.  For the three months ended September 30, 2010 and 2009, interest rates remained consistently low.  In addition, approximately $7.2 million of the total balance outstanding on the revolving credit facility was added when the Company paid off the short-term debt obligation was paid in full near the end of the quarter ended September 30, 2010.

Income tax benefit was $1.0 million for the three months ended September 30, 2010 compared to a $0.8 million income tax expense for the three months ended September 30, 2009.  The increase in income tax benefit is due to the increase in loss before taxes.  The effective tax rates were 30.8% and 51.9% for the three months ended September 30, 2010 and 2009, respectively.

Essex Crane had 105 full-time employees at September 30, 2010 compared to 120 full-time employees at September 30, 2009 after a reduction in headcount by nine employees during the three months ended March 31, 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The Company had a net loss before income taxes of $9.7 million for the nine months ended September 30, 2010 compared to a net income before income taxes of $2.6 million for the nine months ended September 30, 2009, a decrease of $12.3 million.  The decline in net income is primarily related to a decrease in total revenues of $16.9 million, which was partially offset by decreases in total cost of revenues and selling, general and administrative expenses of $3.8 million and $0.9 million, respectively.  These decreases are discussed in more detail below.

Revenues

Revenues for the nine months ended September 30, 2010 were $26.1 million, a 39.3% decrease compared to revenues of $43.0 million for the nine months ended September 30, 2009.   Total revenues were comprised of the following components:

•
Equipment rentals revenue, which represented 64.8% of total revenues, was $16.9 million for the nine months ended September 30, 2010, a 40.0% decrease from $28.2 million for the nine months ended September 30, 2009.  This decrease was primarily driven by a decrease in crane utilization to 35.1% under the “days” method (or 38.7% if calculated using the “hits” method) for the nine months ended September 30, 2010 from 46.6% under the “days” method (or 51.4% if calculated using the “hits” method) for the nine months ended September 30, 2009.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakening economy and a difficult commercial credit environment.  The Company also experienced a decrease in the average crane rental rate of 23.1% to $16,690 (per crane per rental month) for the nine months ended September 30, 2010 from $21,714 for the nine months ended September 30, 2009.  This decline in average rental rate is primarily due to declines in rental rates as opposed to the mix of cranes on rent.  The large decrease in the average rental rate is also due in part to the expiration of rental agreements executed at higher rental rates in the prior years and new agreements being entered into at lower average rental rates.  Management does not expect an increase in average rental rates until utilization rates recover.

•
Used rental equipment sales revenue, which represented 11.3% of total revenues, was $2.9 million for the nine months ended September 30, 2010, a 51.6% decrease from used rental equipment sales revenue of $6.1 million for the nine months ended September 30, 2009.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Six lower lifting capacity cranes and attachments were sold by the Company for the nine months ended September 30, 2010, a decrease from twelve for the nine months ended September 30, 2009.  In both periods, the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which typically yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 189 tons and 163 tons for the nine month periods ended September 30, 2010 and 2009, respectively, compared to over 440 tons and approximately 330 tons for cranes purchased during the same periods, respectively.  Cranes sold during the nine months ended September 30, 2010 were sold at an average price in excess of 120% of OLV.  OLV is an estimate of the price at which the Company could sell its rental equipment assets in a reasonable amount of time through channels of sale and distribution that fetch the highest price reasonably available;

•
Transportation revenue, which represented 12.0% of total revenues was $3.1 million for the nine months ended September 30, 2010, a 19.9% decrease from transportation revenue of $3.9 million for the nine months ended September 30, 2009.  This decrease is primarily a result of lower crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 11.9% of total revenues, was $3.1 million for the nine months ended September 30, 2010, a 35.2% decrease from equipment repair and maintenance revenue of $4.8 million for the nine months ended September 30, 2009.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower crane rental utilization.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2010 was $22.3 million, a 14.4% decrease from cost of revenues of $26.0 million for the nine months ended September 30, 2009.  Cost of revenues was 85.3% of total revenue for the nine months ended September 30, 2010, relative to 60.5% for the nine months ended September 30, 2009.  The decrease in cost of revenues resulted from decreases in salaries, payroll taxes and benefits, transportation, equipment repairs and maintenance, yard operating expenses and a decrease in the book value of equipment sold.  These reductions in cost of revenues were partially offset by an increase in depreciation expense as described below.  The increase in cost of revenues as a percentage of total revenue is due to fixed costs including non-cash depreciation expense, other cash fixed costs and the proportion of total revenues from the sale of used equipment at lower margins than rental related margins.

Salary, payroll tax and benefit expenses decreased 11.3% to $4.1 million for the nine months ended September 30, 2010 from $4.6 million for the nine months ended September 30, 2009.  The decrease was a direct result of a 10% salary reduction on certain operations managers, reduced hours, lower overtime, some headcount reduction and reduced bonus expense.  The temporary salary reduction program began in May 2009.

Depreciation expense related to rental equipment increased 3.9% to $8.7 million for the nine months ended September 30, 2010 compared to $8.4 million for the nine months ended September 30, 2009.  The increase in depreciation expense is primarily related to depreciation expense incurred on rental equipment purchased during 2009 and 2010 in excess of the foregone depreciation expense related to used rental equipment sold during the same period.  Since January 1, 2009, the Company has invested approximately $22.5 million in rental equipment and sold used rental equipment assets over the same period with a combined book value, net of accumulated depreciation of approximately $7.9 million.

Net book value of rental equipment sold decreased 55.6% to $2.3 million for the nine months ended September 30, 2010 from $5.3 million for the nine months ended September 30, 2009.  The decrease in net book value of equipment sold was driven by a decrease in the number of rental equipment items sold.

Transportation expenses decreased 3.2% to $2.8 million for the nine months ended September 30, 2010 from $2.9 million for the nine months ended September 30, 2009.  The decrease was related primarily to lower crane rental utilization.

Equipment repairs and maintenance expenses decreased 9.5% to $3.4 million for the nine months ended September 30, 2010 from $3.7 million for the nine months ended September 30, 2009.  The decrease was related primarily to lower crane rental utilization and also related to improved cost productivity and lower parts expense.

Yard operating expenses decreased 14.9% to $1.0 million for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009.  The decrease was related primarily to lower crane rental utilization.

Essex Crane’s gain on the sale of used rental equipment was $0.6 million (20.0% margin, calculated by dividing the gain on the sale by the revenue from such sale) for the nine months ended September 30, 2010 compared to a gain of $0.8 million (12.8% margin) for the nine months ended September 30, 2009.  Six cranes and attachments were sold during the nine months ended September 30, 2010 compared to twelve cranes and attachments sold during the nine months ended September 30, 2009.  Despite the decrease in the number of cranes and attachments sold, gain on sale decreased only marginally between the periods because higher current year accumulated depreciation balances resulting in lower book values of equipment sold, the mix of used equipment sold and also due to the assets maintaining their market values.

Total selling, general and administrative expenses for the nine months ended September 30, 2010 were $7.9 million, a $0.9 million or 9.9% decrease from $8.7 million for the nine months ended September 30, 2009.  Selling, general, and administrative expenses decreased despite an increase in professional and legal fees incurred as a result of the Company’s cashless exercise warrant offer, primarily due to reductions in rental commissions, bad debt expense and a compensation expense decrease primarily due to a reduction in bonus expense and the temporary salary reduction program pursuant to which our chief executive officer, members of our executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash in exchange for fully vested common shares that are temporarily restricted from sale and valued at approximately 42% of the reduced cash compensation.  Other components of administrative expenses include: employee benefits, insurance and selling and marketing expenses.

Interest expense was $5.0 million for the three months ended September 30, 2010 and 2009.  For the nine months ended September 30, 2010 and 2009, interest rates were consistently low.

Income tax benefit was $3.2 million for the nine months ended September 30, 2010 compared to an a provision for income taxes of $0.8 million for the nine months ended September 30, 2009.  The decrease in income tax expense is due to the decrease in income before taxes.  The effective tax rates were 33.5% and 30.8% for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the nine months ended September 30, 2010 was approximately $0.8 million.  This was primarily the result of net loss of $6.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, professional fees paid through the issuance of common shares and interest earned on restricted deposits provided positive cash flows of approximately $1.1 million.  The cash flows from operating activities were also increased by a $0.4 million increase in unearned rental revenue.  These positive cash flows were reduced by a $0.6 million increase in total receivables, a $0.2 million increase in spare parts inventory and a $1.4 million decrease in accounts payable and accrued expenses.  The total cash used in operating activities related to working capital changes was $1.8 million.

The Company’s cash provided by operating activities for the nine months ended September 30, 2009 was $13.3 million.  This was primarily the result of net income of $1.8 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, deferred income taxes, stock-based compensation expense and net gains on the sale of long-lived assets, provided positive cash flows of approximately $11.7 million.  These cash flows from operating activities were also positively impacted by a decrease of $5.2 million in total receivables.  Partially offsetting these positive cash flows were increases in our spare parts inventory of $0.4 million and $2.0 million and $1.3 million decreases in accounts payable and accrued expenses and deferred revenue, respectively.

Cash flow from investing activities.  The Company’s cash used in investing activities for the nine months ended September 30, 2010 was approximately $3.0 million.  This was primarily the result of an increase to restricted cash deposits of $5.2 million and payments to acquire or improve rental equipment and property and equipment of $0.9 million.  Also, the Company purchased one rental equipment item for approximately $2.6 million during the nine months ended September 30, 2010, which was directly funded by a new short-term debt obligation.  These uses of cash were partially offset by $2.9 million in proceeds on the sale of equipment and a reduction in the amount of receivables related to rental equipment sales of $0.1 million.

For the nine months ended September 30, 2009, cash used in the Company’s investing activities was approximately $9.0 million primarily due to purchases of rental equipment totaling $14.5 million and purchases of property and equipment of $0.6 million, which were partially offset by the proceeds from the sale of rental equipment of approximately $6.1 million.

Cash flow from financing activities. Cash provided by financing activities was approximately $4.0 million for the nine months ended September 30, 2010.  This is primarily due to a net increase in the amount drawn on the Company’s revolving credit facility of $10.3 million.  Total borrowings for the nine months ended September 30, 2010 under the revolving credit facility were $36.8 million and total payments on the revolving credit facility in the same period were $26.6 million.  The Company also used approximately $7.7 million to make scheduled principal payments and repay in full its short-term debt obligations using proceeds from drawing on the revolving credit facility discussed above.  In addition, the Company also used approximately $0.9 million to repurchase warrants, which was offset by proceeds received from the exercise of warrants to acquire common stock of approximately $2.4 million.

For the nine months ended September 30, 2009, cash used in the Company’s financing activities was approximately $4.2 million.  Total borrowings during the period under the revolving credit facility were $46.0 million and total payments under the revolving credit facility in the same period were $50.1 million.  The Company also used $0.2 million of cash to repurchase and retire outstanding warrants during the period.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facility.  Our principal uses of cash have been to fund operating activities and working capital, purchases of rental fleet equipment and property and equipment and to fund repurchases of the Company’s common stock and warrants pursuant to the Company’s stock repurchase program, under which we may purchase up to $12.0 million of the Company’s outstanding common stock and warrants.  Under the terms of the stock repurchase program, as of September 30, 2010, we may purchase up to an additional $9.0 million of our common stock and warrants.  We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from equipment sold of $2.9 million during the nine months ended September 30, 2010 were partially utilized to fund our capital spending on rental equipment and property and equipment of $0.9 million and to fund the repurchase of warrants pursuant to the Company’s stock repurchase program, which the Company suspended in May 2010 in conjunction with the cashless exercise warrant offer.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of September 30, 2010, we had $43.0 million of available borrowings under our revolving credit facility, net of outstanding letters of credit, a reserve for our interest rate swap liability and other reserves.

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

Contractual Obligations

During the nine months ended September 30, 2010, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2010, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facility is calculated based upon either LIBOR or the Prime Rate plus an applicable margin.  As of September 30, 2010, we had an interest rate swap to effectively fix the interest rate at 4.96% for $100 million of the $142.2 million of outstanding borrowings under our senior secured credit facility.  The weighted average interest rate in effect on those borrowings at September 30, 2010 was 2.57% excluding the impact of the interest rate swap and 4.30% taking into consideration the swap.  A 1.0% increase in the effective interest rate on our variable rate outstanding borrowings not effectively fixed as a result of the interest rate swap at September 30, 2010 would increase our interest expense by approximately $0.4 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at September 30, 2010.  Such repurchase plan was publicly announced on October 22, 2008.  The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

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

ESSEX RENTAL CORP.

Dated: November 4, 2010	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2010	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer
(Principal Financial and Accounting Officer)