Form 10-K
period 2010-12-31
Essex Rental Corp.
filed 2011-03-16
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2010

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

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2010 was $57,077,031.

The number of shares of outstanding common stock of the Registrant as of March 10, 2011 was 24,428,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2011 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements.  Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks.    The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.    Certain of such risks and uncertainties are discussed below under Item 1A – Risk Factors.  Essex assumes no obligation to update or supplement forward-looking information in this Annual Report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

PART I

As used in this Annual Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Item 1.	Business

Background

Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On March 13, 2007, we closed our initial public offering of 11,250,000 units.  Each unit that was offered had a price of $8.00 and consisted of one share of our common stock and one warrant.  Each warrant entitled the holders to purchase one share of our common stock at a price of $5.00.  On March 15, 2007, we consummated the sale of an additional 1,687,500 units which were subject to an over-allotment option granted to EarlyBirdCapital, Inc., the representatives of the underwriters for our initial public offering.  We also sold to EarlyBirdCapital, Inc., for $100, as additional compensation an option to purchase up to a total of 600,000 units at $8.80 per unit.  Laurence S. Levy, chairman of our board of directors, Edward Levy, a member of our board of directors, and Isaac Kier, one of our stockholders, owned a total of 2,812,500 shares of our common stock prior to our initial public offering.  These initial stockholders also purchased a total of 1,500,000 warrants from us at $1.00 per warrant in a private placement completed concurrently with our initial public offering.  The total proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000.  Upon the closing of the offering, including the over-allotment option and the private placement of warrants, and after deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the offering were approximately $99,923,651.

All activity from August 21, 2006 (inception) through March 13, 2007 related to Essex Rental Corp’s formation and initial public offering.  From March 13, 2007 through October 31, 2008, our activities were limited to identifying prospective target businesses to acquire and completing a business combination.

On October 31, 2008, we acquired Essex Crane Rental Corp., which we refer to as Essex Crane, through the acquisition of substantially all of the ownership interests of Essex Crane’s parent company, Essex Holdings, LLC, which we refer to as Holdings, and as a result, we are no longer in the development stage.

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States (US).  For more information regarding the acquisition of Holdings and Essex Crane, see note 1 to our consolidated financial statements.  From October 31, 2008 until November 24, 2010, we conducted substantially all of our operations through Essex Crane.

In 2009, the Company formed a new subsidiary, Essex Finance Corp., to facilitate the acquisition of rental equipment.

In November 2010, we formed CC Bidding Corp (“CCBC”), a Delaware corporation and an indirectly wholly-owned subsidiary of Essex Rental Corp., to facilitate the acquisition (the “Coast Acquisition”) of substantially all of the assets, and the assumption of certain liabilities, of Coast Crane Company, a Delaware corporation (“Coast Liquidating Co.”), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States.  We completed the Coast Acquisition on November 24, 2010 as the successful bidder in a bankruptcy proceeding.   The assets acquired included all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.  Following the closing of the Coast Acquisition, CCBC changed its name to “Coast Crane Company”. References to “Coast Crane” in this Annual Report mean Coast Crane Company, a Delaware corporation, formerly known as CC Bidding Corp.  For more information regarding the Coast Acquisition, see note 1 to our consolidated financial statements.

We conduct substantially all of our operations through Essex Crane and Coast Crane.

Business Combinations

Acquisition of Holdings and Its Subsidiary Essex Crane

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the ownership of Holdings.  The purchase agreement provided for a gross purchase price of $210.0 million, less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing based on Essex Crane’s working capital as of the closing date and crane purchases and sales by Essex Crane prior to the closing date.  The adjusted purchase price of the Holdings acquisition was $215.5 million, (including the amount of Essex’s indebtedness outstanding under Essex Crane’s credit facility immediately prior to the closing).  For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our consolidated financial statements.

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

Acquisition of the Assets of Coast Crane Company and Subsidiary

On November 24, 2010, through CCBC, we acquired substantially all of the assets and assumed certain liabilities of Coast Liquidating Co. which consisted of all of the assets used in the operation of its specialty lifting solutions and crane rental services business including all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.

The purchase agreement provided for a gross purchase price of $103.2 million which included net cash payments of $82.5 million and the assumption of certain liabilities of Coast Crane and its subsidiary as of the closing of the acquisition.  For additional information regarding the gross purchase price paid for the acquisition of Coast Crane, including related transaction expenses, see note 1 to our consolidated financial statements.

The Coast Acquisition was financed with $14.2 million of proceeds from the issuance of 3.3 million shares of common stock, cash of $20.3 million, primarily funded by Essex Crane’s revolving credit facility, proceeds of $49.6 million from a new revolving credit facility and the assumption of certain liabilities and indebtedness outstanding of Coast Crane and its subsidiary as of the closing date of approximately $20.7 million.

Business

Overview

Through our subsidiaries, Essex Crane and Coast Crane, we are one of North America's largest providers of cranes (including lattice-boom crawler cranes, truck cranes and rough terrain cranes, tower cranes, and other lifting equipment) used in a wide array of construction projects.  In addition, we provide product support including installation, maintenance, repair, and parts and services for equipment provided and other equipment used by our construction industry customers.  With a fleet of over 1,000 cranes and other construction equipment and customer service and support, we supply a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction.  Both Essex Crane and Coast Crane rent their equipment “bare,” meaning without supplying an operator and, in exchange for a fee, make arrangements for the transportation and delivery of equipment.  Once the crane is delivered and erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, the majority of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent.  This business model allows Essex to minimize its headcount and operating costs including reduced liability related to operator error and provides the customer with a more flexible situation where they control the crane and the operator’s work schedule.

Through a network of seventeen main service centers, other smaller service locations and several remote storage yards, complemented by a geographically dispersed highly skilled staff of sales and maintenance service professionals, we serve a variety of customers engaged in construction and maintenance projects related to power plants, refineries, bridge and road, alternative energy, water treatment and purification, hospitals, shipbuilding and other infrastructure and commercial construction.  We have significantly diversified the end-markets that we serve in recent years, including through the Coast Acquisition, to avoid over-exposure to any one sector of the construction market.

Although Essex Crane and Coast Crane experience overlap in the customers and projects that they serve, they are distinct from one another in the equipment comprising their fleets.

Essex Crane

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  Over approximately 50 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a private equity owned professionally managed company that today is a public company and one of the leading players in its industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

Essex Crane’s fleet size currently stands at more than 350 lattice-boom crawler cranes and various types of attachments which are made available to clients depending on their lifting requirements, such as weight, pick and carry aspects, reach and angle of reach.  The fleet’s combination of crawler cranes and attachments is diverse by lift capacity and capability, allowing Essex Crane to meet the crawler crane requirements of its engineering and construction firm customer base.

Essex Crane uses its significant investment in modern enterprise resource planning (“ERP”) systems and business process methods to help its management assimilate information more quickly than others in our industry, and to provide management with real time visibility of the factors that must be effectively managed to achieve Essex’s goals.  Management intends to implement similar systems within Coast Crane during 2011. Essex’s end-markets are characterized by major construction projects often times with long lead times.  Management believes that these longer lead times, coupled with most contracts having rental periods of between 4 and 18 months for lifting equipment with heavier capacities, provide them more visibility over future project pipelines and revenues.

Coast Crane

Coast Crane is a market leader for innovative lifting solutions throughout Western North America, Alaska, Hawaii, Guam and the South Pacific.  Through Coast Crane, we provide both used and new tower cranes, boom trucks, rough terrain cranes and other lifting equipment to customers in the infrastructure, energy, crane rigger/operator, and municipal, commercial and industrial construction sectors.  Coast Crane’s operations are headquartered in Seattle, Washington and its products are rented and sold through a regional network including 13 branch locations. According to the industry publication American Cranes and Transport, Coast Crane is one of the largest crane service providers within its core rental equipment categories.

In addition to providing crane rental services, Coast Crane is a leading crane distributor of self-erecting tower cranes, rough terrain cranes, boom trucks and all terrain cranes in its West Coast territories.  Coast Crane enjoys strong working partnerships with leading crane and lifting manufacturers in the U.S. Coast Crane has exclusive distribution relationships with such manufacturers for certain territories on the West Coast.  Coast Crane provides after-sale spare parts and services to customers to whom it sells equipment as well as to customers who purchase equipment from other sources.

Products and Services

Our principal products and services are described below.

Equipment Rentals    We offer for rent crawler crane and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment.  Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our crawler crane fleet was approximately 14 years at December 31, 2010 and 2009.

Used Rental Equipment Sales   We routinely sell used rental equipment and invest in new equipment in order to manage the mix, composition and size of our fleet.  We also sell used equipment in response to customer demand for this equipment.  The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities and the need to adjust fleet mix to meet customer requirements and demand.

Retail Equipment and Parts Sales   We routinely sell new equipment, used equipment and parts to customers in the construction industry.  The types of equipment sold are consistent with the types of equipment used in the Company’s rental fleets and include crawler cranes, tower crane, rough terrain cranes, boom trucks and other lifting equipment.  Parts sold are used by customers in similar types of lifting equipment and other heavy machinery.

Transportation Service and Other Revenue   We also offer transportation and repair and maintenance services.  Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us.

We generate revenue from a number of sources as follows:

•
Equipment rentals – We rent our fleet of over 1,000 cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months.  Boom trucks and other smaller equipment may be rented as frequently as daily.  The contracts typically provide for an agreed rental rate and a specified rental period.   The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to its customers and its fleet utilization rate.  Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis;

•
Retail equipment sales – We offer a variety of construction equipment products and the related parts for sale including tower cranes, boom trucks, rough terrain cranes and other lifting equipment used in the construction industry.  The revenue from equipment and parts sales is primarily driven by the level of construction activity in a particular geographic region.  Equipment sales revenue is recognized at the time ownership transfers, which is generally based on delivery and/or inspection of the equipment.  Parts sales revenue is recognized at the time of purchase.

•
Used rental equipment sales revenue – In the ordinary course of business, we sell used cranes and attachments and other lifting equipment over time to optimize the combination of crane models and lifting capacities available in our fleet as we perceive market demands and opportunities.  On average, we have historically achieved sale prices for equipment in excess of the appraised value.  This is due to the long useful life of the crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets.  Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership.  The gain on sale of rental equipment realized by the Predecessor will not be indicative of near term future results in light of our recent acquisitions of Essex Crane and Coast Crane since the rental equipment has been adjusted to fair value as of the closing date, thereby reducing near-term future gain on sale;

•
Transportation services revenue – Transportation services revenue is derived from the management of the logistics process by which our rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation.  Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and our fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third party providers.  The key drivers of transportation revenue are crane and attachment and other lifting equipment utilization rates and average contract lengths.  Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue.  The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs.  Transportation revenue is recognized upon completion of the transportation of equipment; and

•
Equipment repair and maintenance services revenue – While crawler cranes or attachments, tower cranes, rough terrain cranes, boom trucks or other equipment are on rent, much of the repair and maintenance work is paid for by the customer.  We perform a portion of the repair and maintenance work and recognize revenue for such services to the extent they are the customer’s responsibility.  This category of revenue also includes providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental.  In addition, we offer repair and maintenance services to any party that owns their own equipment and requests repair and maintenance services at one of our Coast Crane service center locations.  Key drivers for repair and maintenance revenue are the utilization rates for cranes and attachments as well as jobsite operating conditions and the general construction activity in a given geographic region.  Repair and maintenance revenue is recognized as such services are performed.

In summary, 60.3% of total revenue for the year ended December 31, 2010 was generated through equipment rentals, 3.0% through retail equipment sales, 10.2% through used rental equipment sales, 2.9% through retail part sales, 11.5% through transportation services and 12.1% through repair and maintenance services.

US Crane and Lifting Equipment Rental Industry

According to the Rental Equipment Register and the American Rental Association, the US equipment rental sector has grown from a minor industry in 1982 to an industry generating over $30.0 billion in annual revenues in 2008. Driving this growth has been an increase in crane and attachment penetration rates with engineering and construction firms, the result of a fundamental shift in contractor preferences to rent versus purchasing equipment based on the following factors:

•	focus on core construction services businesses rather than equipment ownership;
•	access to broader pool of equipment through rental; and
•	an efficient use of capital as rental equipment has minimal equipment downtime compared to owned equipment, which reduces servicing and storage costs between projects.

The following table summarizes descriptions of the types of equipment that we offer for rent:

Equipment Type

	Crawler cranes	Other cranes (all terrain, rough terrain, tower and boom truck)	Small equipment (e.g., aerial work platforms, forklifts, etc.)
Economic life	50 plus years with proper maintenance due to higher strength steel percentage content	15-30 years due to higher relative machinery percentage content	Often 10 years or less

Typical Projects	Large infrastructure components requiring heavy lifts: bridges, power plants, municipal infrastructure	Range from residential condominium to large infrastructure	Range from single house builds to large construction projects

End markets	Primarily large infrastructure and industrial	Residential construction to large infrastructure	Residential construction to large infrastructure

Residual value	High	Medium	Medium to low

Within the US heavy lifting crane rental (including crawler cranes, rough terrain cranes and tower cranes) sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer.  Bare rental is suited to construction firms with adequately trained staff to operate the heavy machinery.  Manned rental involves the provision of an operator with the crawler crane and is often suited to customers unable or unwilling to provide an operator of their own and is often more common with customers who perform shorter duration work.  Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required.  We operate a bare rental model, because we believe bare rental offers an opportunity for higher returns on invested capital primarily due to decreased liability exposure and a more efficient operating platform and business model.  Bare rental allows us to operate the business with significantly less human resources and costs associated with those resources than if we were to operate a manned operation.  The primary disadvantage of renting cranes on a bare basis is that we forego a portion of the rental market associated with construction firms that prefer to rent equipment manned.

Operations

Essex Crane is a national provider of crawler crane and attachment rentals with more than 350 crawler cranes and attachments in its fleet.  Essex Crane’s revenue is driven through a range of activities including:

•	crawler crane and attachment rental;
•	repair and maintenance services;
•	equipment transportation services; and
•	used equipment sales.

Coast Crane is a provider of specialty lifting solutions and crane and attachment rentals and sales in Western North America, Hawaii, Alaska, Guam, and the South Pacific with in excess of 650 pieces of equipment in its fleet.

Coast Crane’s revenue is driven through a range of activities including:

•	rough terrain, tower crane, boom truck and other construction equipment rentals;
•	repair and maintenance services;
•	equipment transportation services; and
•	new and used equipment and part sales.

 Crane and attachment rentals.  We maintain one of the largest fleets of cranes and attachments and other lifting equipment in North America.  Rental revenue generated from the rental of equipment was $25.0 million in 2010 or approximately 60.3% of total revenue.  Equipment is rented to customers under contract, with an average length of seven months (contracts range from 4-18 months in general), which specifies a constant monthly rate for each piece of equipment over the period of the contract.  In 2010, Essex Crane’s average monthly crane rental rate was $16,391 and crane utilization was 37.5% on “days” basis (or 41.2% if calculated using the “hits” method).  Utilization on a “days” method increased to 44.7% for the three months ended December 31, 2010 from 30.0% for the three months ended March 31, 2010.  For a discussion of the “days” and “hits” methods of measuring crane utilization, see “Fleet Overview” below.

Once we and a potential customer communicate regarding the customer’s need for an equipment rental, we confirm that an appropriate piece of equipment is available.  We then prepare and deliver a written rental quote to the customer.  The customer reviews the quote and, if acceptable, places an order.

Essex Crane’s on-line, real time information system provides visibility of the entire crawler crane rental fleet for the sales team including the cranes’ lease information and expected availability.  All sales team quote and order activity is also available on the same information system and viewable by appropriate sales, operations, and management personnel.

Upon a review of the order including a check of the customer’s credit and continued equipment availability, an order confirmation and a rental agreement are sent to the customer.  Once a signed rental agreement and other required documentation (including insurance certificates) are received, the order is authorized for shipment to the customer.  Our operations team sees both the quote and order activity and responds appropriately to confirm the readiness of the required crane for shipment to the new rental, but does not begin shipping it until the lease is authorized.  Once the crane is delivered to the customer’s site, our representative inspects the crane with the customer and an inspection report is signed verifying that the crane was correctly delivered in accordance with the lease agreement.  The rental period for the equipment usually begins when the first major item for the crane begins transport to the customer and the rental ends when the last major item of the crane is returned to our designated location.

Retail equipment sales.  Coast Crane and its Canadian subsidiary, Coast Crane Ltd. sell various new and used cranes and other equipment.  Revenue from such new equipment sales totaled $1.2 million for the 5 week post-acquisition period in 2010 or approximately 2.9% of total revenue.

 Used rental equipment sales.  Given the size of our crane and equipment fleet and the various types of cranes and equipment, we sell pieces of used equipment both domestically and internationally to construction or, although infrequently, other rental companies.  Sales of used rental equipment are discretionary and based on a variety of factors including, but not limited to, a piece of equipment’s orderly liquidation value, age, rental yield, perceived demand in the marketplace and impact of a sale on our rental businesses and cash flow.  Revenue from such used rental equipment sales totaled $4.3 million in 2010 or approximately 10.2% of total revenue.

Retail parts sales.  Coast Crane and its Canadian subsidiary, Coast Crane Ltd. sell various crane and other equipment parts.  Revenue from such retail part sales totaled $1.2 million for the 5 week post-acquisition period in 2010 or approximately 2.8% of total revenue.

Equipment transportation services.  We do not have an in-house fleet of vehicles to transport our cranes, attachments and other equipment to and from project sites and instead out-sources transportation to third party providers.  We charge a fee for arranging transportation services from its nearest storage yard with the required equipment to the construction location.  Revenue from such equipment transportation services totaled $4.8 million in 2010 or approximately 11.5% of total revenue.

Repair and maintenance services.  Our contracts have provisions that provide for the customer to assume responsibility to operate and maintain the equipment to manufacturer’s specifications throughout the contract period.  We may provide maintenance and repair services to customers during the contract rental period and will invoice the customer for any work carried out (to the extent such work is the customer’s responsibility).  We also provide repair and maintenance services to owners of construction equipment.  Revenue from such repair and maintenance services totaled $5.0 million in 2010 or approximately 12.1% of total revenue.  While a piece of equipment is not rented, we are responsible for ensuring that its equipment is compliant with all manufacturers’ specifications and other regulations.

Fleet Overview

Essex Crane’s fleet consists of over 350 lattice boom crawler cranes and attachments manufactured solely by Manitowoc and Liebherr.  Coast Crane’s fleet consists of over 650 cranes and other construction equipment.  Tower cranes, rough terrain cranes and boom trucks comprise approximately 90% of the total value of Coast Crane’s rental equipment fleet.  The fleet’s crawler cranes vary in age of equipment and have a maximum lifting capacity ranging from 100 to 440 tons.  As of December 31, 2010, the average lifting capacity of Essex Crane’s fleet was approximately 255 tons and average age was 14 years (weighted based on orderly liquidation value).  The Company owns all of its crawler cranes and attachments and does not lease any of these items from third parties.

Essex Crane’s management has employed a strategy of increasing the average lifting capacity of the crawler crane fleet by selling lower capacity models and investing in higher capacity models.  This has resulted in average lifting capacity growing from approximately 177 tons in 2003 to approximately 255 tons as of December 31, 2010.  Attachments are rented by customers to enhance the lifting capacity and reach of cranes.  While Essex Crane’s cranes have lifting capacities up to 440 tons, its attachments increase the capacity up to a total of 660 tons.  Management has employed this strategy as it believes larger cranes are more applicable to larger construction projects, are less readily substitutable with other equipment, receive above average utilization rates and provide attractive rental rate returns.  While this strategy has resulted in a shrinking of the total number of cranes in the fleet since 2003, average rental rate and utilization grew significantly over the same period through December 31, 2008.   Due to the global economic downturn that began affecting the Company’s business in 2009 and 2010, utilization rates were affected and have been reduced to rates consistent with those experienced in the 2003 downturn.  In contrast, average rental rates have remained comparatively higher than in 2003 due to our enhanced fleet mix.

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

Upon implementation of Essex Crane’s ERP System in 2002, Essex Crane began to measure utilization using the method referred to as the “days” method.  Essex's management believes that this method, while it may reflect lower utilization rates than the “hits” method, is the most accurate method for measuring equipment utilization and correlates the most closely with rental revenue.  Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period.  The report includes the number of days each piece of equipment was on rent on a particular lease at the base monthly rental rate.  The total number of days on rent of all pieces of equipment provides the numerator for determining utilization.  The denominator is all equipment rental assets owned times the number of days in the month.  The “days” method is the utilization measurement currently used by Essex, and Essex anticipates that the “days” method will be the primary basis for future disclosure of utilization rates for Essex’s cranes and attachments.

The following table outlines utilization rates (calculated using the “days” and “hits” methods) and average monthly rental rates for the crawler crane fleet for the years ended December 31, 2008, 2009 and 2010:

		Avg. Crane		Avg.	Avg. Attachment
	Avg. Crane	Utilization Rate		Attachment	Utilization Rate
Year	Rental Rate	Days	Hits	Rental Rate	Days	Hits
2008	$21,382	72.5%	77.0%	$16,051	42.0%	44.2%
2009	$21,081	43.6%	48.2%	$18,776	18.0%	20.2%
2010	$16,391	37.5%	41.3%	$13,114	16.9%	18.1%

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

The following table outlines utilization rates (calculated using the “days” method) for the Coast Crane rental fleet assets for the month of December 2010:

Rough terrain cranes	60.4%
Boom trucks	50.8%
Tower cranes	32.0%
Forklifts and other equipment	42.2%

At the conclusion of each rental, the rented equipment is thoroughly inspected in accordance with requirements set by the original equipment manufacturer and Occupational Safety and Health Administration (OSHA).  If maintenance or repairs are required, they are scheduled and completed prior to the next rental.  At the start of the next rental, another inspection is made to ensure that the equipment is in a rent ready condition and compliant with the inspection requirements.  We have extensive capabilities to perform major repair and reconditioning of the cranes and attachments.  This type of activity is done on an as-needed basis to ensure that the equipment provides a high level of availability (uptime) when on rent.

We maintain a direct relationship with Manitowoc, Liebherr, Tadano, Mantis, Little Giant, Manitex and Lull, our principal suppliers, and have developed strong long-term relationships with them.

Sales and Marketing

Over its operating history, Essex has expanded its infrastructure of service centers and storage yards to key geographical locations across the United States in order to serve customers in a timely and efficient manner.  Essex significantly expanded its reach into the Western and Northwestern United States, Alaska, Hawaii and Guam with the Coast Acquisition.  Essex currently operates approximately 20 service centers and storage yards giving it the ability to service customers throughout North America.  Essex employs a sales and marketing team across the country, each of whom covers a specific geographic region and reports directly to a senior management executive.  Rather than segmenting the fleet by geography or salesperson, the fleet is allocated based upon factors such as rental financial return, customer mix and project mix.  As such, each salesperson is highly incentivized to optimize fleet’s financial returns and sales mix.

We market our business to potential customers through advertising, promotion, membership in construction trade associations and attendance at various meetings and trade shows.  In addition Essex Crane’s and Coast Crane’s web sites are designed with the goal of being very useful to engineers and designers who determine how a construction project will be built, as well as equipment and project managers who are responsible for the selection of the cranes that will be used to complete the project.  Essex’s management believes that Essex Crane’s and Coast Crane’s web sites accomplish this goal by providing more comprehensive information regarding our equipment and the capacities and specifications of that equipment than may be readily available from other sources.

Essex Crane’s and Coast Crane’s sales teams use their extensive relationships with customers and potential users of cranes and other construction equipment to identify potential rental opportunities.  This, combined with Essex Crane’s and Coast Crane’s reputations and brand value, contributes significantly to their sales activity.

In recent years, Essex Crane has enhanced this traditional method of lead generation with two lead-generation sales systems.  The lead generation systems used by Essex Crane to collect information regarding construction activity from a variety of public records, including building permits.  This information is then electronically sorted and filtered, using Essex Crane’s input to focus on jobs that most likely will require a large lattice boom crawler crane.  This output is sent directly to the regional sales manager on the Essex Crane sales team who is responsible for the geographic area in which the project will be built.  Essex Crane’s management believes that these methods provide a high degree of market visibility and awareness to Essex Crane’s sales team and management.  Essex intends to incorporate these lead generation sales systems at Coast Crane during 2011.

Essex Crane operates a customized rental information management system through which detailed operational and financial information is available on a real time basis.  The system is also used to maintain a detailed database of quoting activity for projects on which crawler crane equipment will be required.  Management and sales personnel use this information to closely monitor business activity by piece of equipment, looking at customer trends and proactively responding to changes in the heavy lift marketplace.  Essex Crane believes that its disciplined fleet management process, with its focus on project duration and lead time, as well as customer demand, enables Essex Crane to maximize utilization and rental rates.  Essex also intends to incorporate its customized rental information management system at Coast Crane during 2011.

Customers and end markets

We serve a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability.  For the year ended December 31, 2010, Essex Crane generated approximately 27%, 22%, 16% and 16% of total revenue from the transportation, industrial/marine, petrochemical, and levee construction end markets, respectively.  Because of the scale and duration of these projects, rental agreement periods for equipment with heavier lifting capacities range from 4-18 months and average approximately 7 months.  This provides us with better future revenue visibility and project lead generation times than our competitors.  Our revenue generation model has been significantly expanded to lower lifting capacity cranes and other construction equipment that is commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects.  We generated approximately $0.5 million and $3.0 million of our total revenue from foreign countries for the years ended December 31, 2010 and 2009.

Our end-markets incorporate construction and repair and maintenance projects in the following key sub-sectors:

•	industrial /marine – offshore facilities, marine facilities and other industrial facilities;

•	power – power plants, cogeneration power and wind power;

•	Transportation and infrastructure – airports, port facilities, bridges, roads, levees and canals;

•	petrochemicals – offshore platforms, refineries, petrochemical plants and pipelines;

•	sewer and water – sewers, treatment plants and pumping plants; and

•	general building - sports arenas, hospitals, commercial and residential.

Many of the market sectors we serve have been adversely affected by the weakening economy and difficult commercial credit environment.  Management believes that, in the long-term, our strong niche market position and improvements in our fleet due to investment in new cranes combined with the diversification in our overall fleet of rental equipment and the addition of new lines of business, such as retail equipment and spare parts sales achieved by the Coast Acquisition will provide opportunities for future growth.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit, for infrastructure projects.  We cannot assure you that our customers’ access to financing for infrastructure projects, including credit, will improve.

After experiencing increasing revenues from 2004 through 2008, 2009 and 2010 results were significantly lower and negatively impacted by uncertainty in the end markets in which Essex Crane’s customers operate caused by declining economic conditions and available credit.  Total revenues for the years ended December 31, 2010 and 2009 were $41.5 and $52.1 million, respectively; a significant decline from the pro forma revenues of $85.9 million for the year ended December 31, 2008. As of December 31, 2010, Essex Crane’s estimated 12 month backlog stood at approximately $12.0 million. In light of the recent completion of the Coast Acquisition, and the fact that Coast Crane’s predecessor had been operating in bankruptcy for two months prior to the Coast Acquisition, we have not estimated a 12 month backlog for our operations through Coast Crane.

Strategy

Our management anticipates that the following longer-term market trends will increase demand for cranes, attachments and other construction equipment in the future and over longer periods:

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

•
increased environmental awareness will increase demand for construction of alternative energy sources such as wind and solar power, and clean air requirements including SO2 scrubbers and ash precipitators;

•	continued tendency for contractors to rent lattice boom crawler cranes, rough terrain cranes, tower cranes and boom trucks rather than own their own equipment; and

•	modular construction methods, including pre-fabrication, which generally require greater use of cranes, will continue to increase because of potential cost savings and site efficiencies.

Increase market share and pursue profitable growth opportunities.  Through our fleet size, geographically dispersed service centers and storage yards, which allow us to provide equipment for projects throughout the United States and, to a lesser extent, Canada, Mexico, Guam and the South Pacific and track record of customer service, we intend to take advantage of these trends in order to maximize the opportunities for profitable growth within the North American crane and construction equipment rental market by:

•	optimizing fleet allocation across geographic regions, customers and end-markets to maximize utilization and rental rates;

•	focusing on superior customer service and providing a superior fleet of cranes and attachments as compared to our competitors;

•	leveraging our leading fleet size and composition across the country to increase our customer base and share of its existing customer base’s spending in the sector;

•	expanding our rental products by offering other crane types that can be rented “bare”;

•	increase our opportunities to engage with customers through distribution sales of new and used cranes and parts and service;

•	continuing to align incentives for local sales people and managers with both profit and growth targets;

•	pursuing additional selected acquisitions of other smaller, more regionally focused crane rental fleets or companies complementary to existing operations;

•	expanding used equipment sales by positioning used cranes for refurbishment and re-sale; and

•	establishing and maintaining existing relationships with international market players and crane manufacturers for future equipment purchase and sale opportunities.

Further drive profitability, cash flow and return on capital.  Our management believes there are significant opportunities to further increase the profitability of our operations by:

•
continuing to re-position the fleet by selling older, lighter tonnage cranes and purchasing newer, heavier lifting capacity cranes that command higher margins and are in greater demand due to their ability to service large infrastructure-related projects;

•	actively managing the quality, reliability and availability of our fleet and offering superior customer service in order to support a competitive pricing strategy;

•	evaluating each new potential rental contract opportunity based on strict return guidelines and allocating its fleet accordingly;

•	using our size and national market presence to achieve economies of scale in capital investment; and

•	leveraging our extensive customer relationships at Essex Crane and Coast Crane to aid in the rental of equipment and selling of new and used equipment.

Competition

The heavy lift equipment rental industry is highly fragmented throughout North America, with a variety of smaller companies, many of which are family-owned, operating on a regional or local scale.  Companies that have a national focus generally provide heavy lift rental services across a spectrum of crane types such as all-terrain, truck and tower cranes as well as crawlers.  With a fleet of over 1,000 cranes and other construction equipment and unparalleled customer service and support, Essex supplies a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction. Our fleet of equipment is one of the largest fleets in North America, which allows us to develop greater expertise in comparison to our competitors, but still allows for economies of scale advantages with regard to purchasing power and allocation of rental equipment resources to the market.  Our principal competitors include ALL Erection & Crane Rental, Bigge Crane and Rigging, Co., Lampson International, Maxim Crane Works, M.D., Morrow Equipment Rental and AmQuip Crane Corp.  Some of these competitors operate nationally and others are regional.

We believe that there are six key factors differentiating us from our competitors:

•
heavy lifting equipment focus – We are primarily focused on heavy lift mobile and tower cranes dedicated to infrastructure and other large construction projects.  Other companies also focus on other crane types with lower lift capacities and smaller types of construction rental equipment.  Although the Company acquired some smaller types of construction rental equipment (such as personnel carriers and other lift equipment) in conjunction with the acquisition of Coast Crane’s assets, these smaller types of construction rental equipment account for less than 5% of the total fleet value;

•
national capabilities – some competitors offer national service capabilities, however most are regional players.  Our management believes that a national presence provides the ability to fully service engineering and construction firms with a similar national footprint;

•
“bare” rental – We do not rent our equipment with an operator.  While some other rental companies also rent equipment bare, generally equipment is rented with an operator.  Renting equipment on a bare rental basis minimizes liability for the Company, provides a more efficient operating platform and business model;

•
our distribution business at Coast Crane provides the opportunity to provide product support for contractor owned cranes, which may lead to the opportunity to either sell or rent them additional cranes in the future;

•
outsourced transport – unlike many of our competitors, we do not operate an in-house transport department.  In management’s view, this allows us to focus on core competencies and removes the need for capital investment in truck fleets and associated infrastructure; and

•	publicly traded company listed on the NASDAQ Capital Market with access to public capital to fund our growth.

Competition in the heavy lift equipment rental segment is strong and is defined by equipment availability, reliability, service and price.  Our management believes that our extensive crane and attachment fleet, national presence and sales force, client relationships and equipment allocation and management systems provide us with a good scale and competitive positioning within the industry relative to our peers.

Risk of Loss and Insurance

The operation of lattice boom crawler cranes, tower cranes and rough terrain cranes includes risks such as a mechanical and structural failures, physical damage, property damage, operator overload or error, equipment loss, or business interruptions.  We primarily rent our cranes and attachments on a “bare” lease and seldom supply the operator or perform the routine scheduled maintenance on the equipment.  We require the lessee to supply a primary insurance policy covering the loss of the equipment and general liability for claims initiated by an accident, storm, fire or theft for most rental agreements.  We also require that Essex be named as an additional insured and the loss payee on the lessee’s insurance policy.  Our lease agreement also requires the lessee to indemnify us for any injury, damage and business interruption caused by the crane or the attachment while it is being leased.  We maintain secondary insurance coverage for any claim not covered by the lessee’s insurance, however, we cannot guarantee that our insurance or the insurance of our customers will cover all claims or risks or that any specific claim will be paid by an insurer.

Government Regulation

Federal, state and local authorities subject our facilities and operations to requirements relating to environmental protection, occupational safety and health and many other subjects.  These requirements, which can be expected to change and expand in the future, impose significant capital and operating costs on our business.

The environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants.  Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases.  We can be subject to liability for the disposal of substances which we generate and for substances disposed of on property which we own or operate, even if such disposal occurred before our ownership or occupancy.  Accordingly, we may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property.  In addition, because environmental laws frequently impose joint and several liability on all responsible parties, we may be held liable for more than our proportionate share of environmental investigation and cleanup costs.  Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims.  Some of our properties contain, or previously contained, above-ground or underground storage tanks and/or oil-water separators.  Given the nature of our operations (which involve the use and disposal of petroleum products, solvents and other hazardous substances for fueling and maintaining our cranes, attachments, equipment and vehicles) and the historical operations at some of our properties, we may incur material costs associated with soil or groundwater contamination.  Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (ii) fines and penalties for non-compliance.  We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.

Our operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA.  We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment.  OSHA regulations require us, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings.  We may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these requirements.  During 2010 and 2009, we did not incur material expenses related to environmental investigations or remediation activities, and management does not expect to incur such expenses in the near term.  There can be no assurance, however, that we will not incur such expenditures in the future.

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

 Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses.  Our largest customer accounted for less than 10% of our revenues in 2010 and our top 5 customers accounted for less than 21% of our revenues in 2010.  Historically, Essex Crane has typically retained over 40% of our customer base year-over-year while adding new customers as we attempt to grow the business.

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

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume, location and business requirements.  This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand.  We utilize a comprehensive selection process to determine our equipment vendors.  We consider product capabilities and industry position, product liability history and financial strength.

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power.  We estimate that our largest supplier accounted for approximately 31.0% of our 2010 total purchases, including equipment for rental, and that our 2 largest suppliers accounted for approximately 35.4% of such purchases.  We believe we have sufficient alternative sources of supply available for each of our equipment categories.

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

Employees

As of December 31, 2010, we had 276 employees, 6 of which are senior management.  Approximately 6 of our staff are affiliated with trade unions.  Neither Essex Crane nor Coast Crane has in the past 12 years experienced any work stoppage as a result of issues with labor or with unions and believes that this fact is a testament to our relationship with our employees.  To our knowledge there is no current campaign by any union to organize additional employees of Essex Crane or Coast Crane.

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

The crane rental and distribution industry’s revenue is closely tied to conditions in the end markets in which our customers operate and more broadly to general economic conditions.  Our products are used primarily in infrastructure-related projects and other construction projects in a variety of industries (including the power, transportation infrastructure, petrochemical, municipal construction and industrial and marine industries).  Consequently, the economic downturn, and particularly the weakness in our end markets may lead to a significant decrease in demand for our equipment or depress equipment rental and utilization rates and the sales prices for equipment we sell.  During periods of expansion in Essex Crane’s and Coast Crane’s respective end markets, Essex Crane and Coast Crane generally have benefited from increased demand for their products.  Conversely, during recessionary periods in Essex Crane’s and Coast Crane’s end markets, they have been adversely affected by reduced demand for their products.  Weakness in Essex Crane’s or Coast Crane’s end markets, such as a decline in non-residential construction, infrastructure projects or industrial activity, may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge.  Factors that may cause weakness in our end markets include but are not limited to:

•	slowdowns in construction in the geographic regions in which we operate;

•	reductions in residential and commercial building construction;

•	reductions in corporate spending for plants, factories and other facilities; and

•	reductions in government spending on highways and other infrastructure projects.

Future declines in construction, infrastructure projects and industrial activity could adversely affect our operating results by decreasing revenues and profit margins.  Continued weakness or further deterioration in the construction and industrial sectors caused by these or other factors could have a material adverse effect on our financial position, results of operations and cash flows in the future and may also have a material adverse effect on residual values realized on the disposition of our rental fleet.  Declines in our order backlog should be considered as an indication of a decline in the strength of the non-residential construction markets.

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

Broad market and industry factors may materially reduce the market price of our securities, regardless of our operating performance.  In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies.  These fluctuations, as well as general economic and market conditions, including to those listed above and others, may affect the market price of our securities.

We are dependent upon key personnel whose loss may adversely impact our business and our results of operations.

We depend on the expertise, experience and continued services of our senior management employees, especially Ronald Schad, our President and Chief Executive Officer, and Martin Kroll, our Chief Financial Officer and Senior Vice President, as well as senior management employees of our operating subsidiaries. Mr. Schad has acquired specialized knowledge and skills with respect to Essex Rental Corp. and its subsidiaries' operations and most decisions concerning the business of Essex Rental Corp. are made or significantly influenced by him. The loss of any of the foregoing individuals or other senior management employees, without proper succession planning or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Messrs. Schad, Kroll, or other senior executives of our operating subsidiaries were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. In connection with the acquisition of Essex Crane, we entered into three-year employment agreements with each of Messrs. Schad, Kroll, Erwin and O’Rourke. However, these contracts expire in October 2011. As of the date of this filing, we have not entered into employment agreements with any other members of senior management.

Our dependence on a small number of crane manufacturers poses a significant risk to our business and prospects.

Essex Crane’s crane fleet has historically been comprised of only Manitowoc and Liebherr crawler cranes. Similarly, Coast Crane’s fleet of cranes available for rent has been comprised primarily of cranes provided by Manitowoc subsidiaries, including Potain, Grove and National.  In addition, Coast Crane serves as a distributor of Tadano, Manitex, Broderson and JLG lifting equipment.  Coast Crane’s crane and equipment distribution business depends upon its exclusive dealer partnerships with leading crane and equipment manufacturing companies and many of such relationships can typically be terminated on short notice.  Given Essex Crane’s reliance on two manufacturers for its entire fleet of crawler cranes and Coast Crane’s reliance on a limited number of manufacturers for a majority of its rental fleet and distribution activities, and limited alternative sources of cranes, if any of these manufacturers were unable to meet expected manufacturing timeframes due to, for example, natural disasters or labor strikes, we may experience a significant increase in lead times to acquire new equipment or may be unable to acquire such equipment at all.  Any inability to acquire the model types or quantities of new equipment on a timely basis to replace older, less utilized equipment could adversely impact our future financial condition or results of operations.

In addition, Essex Crane has developed strong relationships with Manitowoc and Liebherr and Coast Crane has developed strong relationships with its strategic partners.  There can be no assurance that Essex Crane or Coast Crane will be able to maintain their relationships with these suppliers.  Termination of Essex Crane’s or Coast Crane’s relationship with these suppliers could materially and adversely affect our business, financial condition or results of operations if such termination resulted in Essex Crane or Coast Crane being unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

The cost of new equipment we use in our rental fleet may increase, which may cause us to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.

Our business model is capital intensive and requires significant continual investment in new cranes and equipment to meet customer demand.  As a result, our financial condition and results of operations may be significantly impacted by a material change in the pricing of new cranes and equipment that we acquire.  Such changes may be driven by a number of factors which include, but are not limited to:

•	steel prices – due to the high tensile steel component of the cranes, significant changes in the price of steel can materially change the cost of acquiring a crane;

•	global demand – the market for crawler cranes is global and significant growth in overseas demand for cranes could materially increase the cost of new cranes regardless of US economic conditions;

•
inflation – overall inflationary conditions in the US may impact the operating costs of one of our key suppliers and therefore impact crane or other lifting equipment for customers such as Essex Crane and Coast Crane; and

•
currency fluctuations – as one of Essex Crane’s principal suppliers is based in Europe, devaluation of the US dollar (as compared to the Euro) may materially increase the cost of acquiring cranes and attachments; conversely, inflation of the value of the US dollar may adversely affect Essex Crane’s revenues from international sales of used cranes and attachments and adversely affect Coast Crane’s revenues from sales of new and used cranes, spare parts and related equipment to the extent that inflation allows foreign suppliers to offer competing products on more attractive terms.

While we can manage the size and aging of our fleet generally over time, eventually we must replace older equipment in our fleet with newer models.  We would be adversely impacted if we were unable to procure cranes to allow us to replace our older and, in the case of Essex Crane, smaller capacity crawler cranes over time as anticipated.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to acquiring new rental locations.

Although we intend to market each of Essex Crane and Coast Crane under separate trade names for the foreseeable future, our ability to compete, sustain our growth and expand our operations through new locations largely depends on access to capital.  If the cash we generate from the operations of Essex Crane and Coast Crane, together with cash on hand and cash that we may borrow under their respective credit facilities, or short-term debt obtained by either Essex, Essex Finance or Coast Crane is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  In addition, our ability to obtain additional financing collateralized by the assets of Essex Crane and Coast Crane and our ability to obtain additional financing on a secured or unsecured basis are restricted by Essex Crane’s and Coast Crane’s respective credit facilities.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing crane attachments and other lifting equipment and to new service locations or storage yards.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

If we are successful in our efforts to expand our operations, through new locations, acquisitions or additional equipment, such expansion may result in risks and costs associated with business start-up and integration.

The opening of new service locations or storage yards or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience.  New service locations and storage yards require significant up-front capital expenditures and may require a significant investment of our management’s time to successfully commence operations.  New locations may also require a significant amount of time to provide an adequate return on capital invested, if any.  In addition, in the event that Essex Crane or Coast Crane were to acquire different types of cranes, attachments or other lifting equipment than those they currently rent, or different classes of rental equipment, there can be no assurance that our customers would choose to rent such items from us or would do so at such rates or on such terms, that would be acceptable to us.

Our ability to realize the expected benefits from the Coast Crane acquisition or any future acquisitions of other equipment rental companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner and to otherwise implement our business plan for the combined business.  In addition, we may fail or be unable to discover certain liabilities of any acquired business, including liabilities relating to noncompliance with environmental and occupational health and safety laws and regulations.   Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in opening new locations or integrating new operations, including, but not limited to those arising from inconsistencies in controls, procedures or company policies, could have an adverse effect on our business, financial condition or results of operations.

The crane rental, distribution and repair service industries are competitive.

The crane rental and distribution industries are highly fragmented.  The crane rental industry is served by companies who focus almost exclusively on crane and lifting equipment rental.  Essex Crane and Coast Crane compete directly with regional, and local crane rental companies and a limited number of national crane rental companies (including ALL Erection & Crane, Lampson International, Morrow Equipment Rental, Amquip Crane Corp., Maxim Crane Works and Biggie Crane).  There can be no assurance that we will not encounter increased competition from existing competitors or new market entrants (including a newly-formed competitor created by consolidating several existing regional competitors) that may be significantly larger and have greater financial and marketing resources.

Our management believes that rental rates, fleet availability and size and quality are the primary competitive factors in the crane rental industry.  Our management also believes that price, equipment mix and the quality and availability of post-sale repair and spare part services are the primary competitive factors in the crane distribution industry.   From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices or offering more favorable rental or sale terms.  Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates or sale prices for our equipment.  To the extent we lower rental rates or sale prices, offer different rental or sale terms or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted.

Our status as a public company may be a competitive disadvantage.

We are and will continue to be subject to the disclosure and reporting requirements of applicable US securities laws and rules promulgated by The NASDAQ Stock Market.   Many of our principal competitors are not subject to these disclosure and reporting requirements or the NASDAQ rules.  As a result, we may be required to disclose certain information and expend funds on disclosure and financial and other controls that may put us at a competitive disadvantage to our principal competitors.

We may encounter substantial competition in our efforts to expand our operations.

An element of our growth strategy is to continue to expand by opening new service centers and equipment storage yards.  The success of our growth strategy depends in part on identifying sites for new locations at attractive prices.  Zoning restrictions may in the future prevent us from being able to open new service centers or storage yards at sites we have identified.  We may also encounter substantial competition in our efforts to acquire other crane rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs.

The crane rental industry has inherent operational risks that may not be adequately covered by our insurance.

We may not be adequately insured against all risks and there can be no assurance that our insurers will pay a particular claim.  Even if our insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement crane in the event of a loss.  Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our fleet.  Our insurance policies will also contain deductibles, limitations and exclusions which, although management believes are standard in the heavy lift crane rental industry, may nevertheless increase our costs.  Moreover, certain accidents or other occurrences may result in intangible damages (such as damage to our reputation) for which insurance may not provide an adequate remedy.

We may not be able to renew our insurance coverage on terms favorable to us that could lead to increased costs in the event of future claims.

When our current insurance policies expire, we may be unable to renew such coverage upon terms acceptable to us, if at all.  If we are able to renew our coverage we expect that the premium rates and deductibles may increase as a result of general rate increases for this type of insurance as well as Essex Crane’s and Coast Crane’s historical claims experience and that of our competitors in the industry.  If we cannot obtain insurance coverage, it could adversely affect our business by increasing our costs with respect to any claims.  Additionally, existing or future claims may exceed the level of our present insurance, and our insurance may not continue to be available on economically reasonable or desirable terms, if at all.

 We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on our indebtedness will depend on our ability to generate cash from future operations.  As of December 31, 2010, Essex Crane had a revolving credit facility which provides for an aggregate borrowing capacity of $190.0 million of which $158.3 million was outstanding, Coast Crane has a revolving credit facility which provides for an aggregate borrowing capacity of $75.0 million, of which $53.9 million was outstanding, and Coast Crane Ltd. has a revolving credit facility which provides for an aggregate borrowing capacity of $5.0 million, of which $2.8 million was outstanding.  Each facility is secured by a first priority lien on all of the applicable borrower’ s assets and, in the event of default; the lenders generally would be entitled to seize the collateral.  We also have approximately $8.6 million of other term debt, $4.9 million of which is unsecured while the remaining amount is secured by specific equipment.

In the event of a prolonged economic downturn, our business may not generate sufficient cash flow from operations or from other sources to enable us to repay our indebtedness and to fund our other liquidity needs, including capital expenditure requirements and may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.  If we cannot service or refinance our indebtedness, we may have to take actions such as asset divestitures, seeking additional equity or reducing or delaying capital expenditures, any of which could have an adverse effect on our operations.  Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In the event we or any of our subsidiaries incur further debt obligations in relation to acquisitions, or for any other purpose, the exposure to the risks outlined above will increase accordingly.

Decreases in the appraised value of our rental fleet and other assets securing our revolving credit facilities may result in an inability to meet our financial obligations.

The amounts available for borrowing under our revolving credit facilities are determined based on the value of assets securing those obligations, including rental equipment, company vehicles, parts and equipment inventories and accounts receivables.  The value of rental equipment and company vehicles are determined based on the opinion of an independent appraisal firm engaged by the respective financial institutions.  A decline in the appraised value of these assets would directly impact our liquidity and as a result, we may not be able to meet our financial obligations.

Our revolving credit facilities contain restrictive covenants that will limit our corporate activities.

The revolving credit facilities of Essex Crane and Coast Crane impose operating and financial restrictions that will limit, among other things, their ability to:

•	create additional liens on their assets;

•	make investments and capital expenditures above a certain threshold;

•	incur additional indebtedness;

•	engage in mergers or acquisitions;

•	pay dividends or redeem outstanding capital stock;

•	sell any of their respective cranes or any other assets outside the ordinary course of business; and

•	change their respective businesses.

Essex Crane and Coast Crane will need to seek permission from their respective lenders in order for Essex Crane or Coast Crane, as applicable, to engage in some corporate actions.  Essex Crane’s and Coast Crane’s lender’s interests may be different from those of Essex Crane or Coast Crane, and no assurance can be given that Essex Crane or Coast Crane will be able to obtain their lender’s permission when needed.  This may prevent Essex Crane or Coast Crane from taking certain actions that are in their best interests.

We are subject to numerous environmental laws and regulations that may result in us incurring unanticipated liabilities, which could have an adverse effect on our operating performance.

Federal, state and local authorities subject our facilities and operations to requirements relating to environmental protection. These requirements can be expected to change and expand in the future, and may impose significant capital and operating costs on our business.

Environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. If either Essex Crane or Coast Crane violates environmental laws or regulations, it may be required to implement corrective actions and could be subject to civil or criminal fines or penalties. There can be no assurance that Essex Crane and/or Coast Crane will not have to make significant capital expenditures in the future in order to remain in compliance with applicable laws and regulations or that Essex Crane and/or Coast Crane will comply with applicable environmental laws at all times. Such violations or liability could have an adverse effect on our business, financial condition and results of operations. Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases. Essex Crane or Coast Crane can be subject to liability for the disposal of substances which it generates and for substances disposed of on property which it owns or operates, even if such disposal occurred before its ownership or occupancy. Accordingly, Essex Crane or Coast Crane may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by Essex Crane or Coast Crane, or if the contamination was caused by third parties during or prior to Essex Crane’s or Coast Crane’s ownership or operation of the property. In addition, because environmental laws frequently impose joint and several liability on all responsible parties, Essex Crane or Coast Crane may be held liable for more than its proportionate share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims. Some of the properties of Essex Crane and Coast Crane contain, or previously contained, above-ground or underground storage tanks and/or oil-water separators. Given the nature of the operations of Essex Crane and Coast Crane (which involve the use and disposal of petroleum products, solvents and other hazardous substances for fueling and maintaining its cranes, attachments and vehicles) and the historical operations at some of its properties, Essex Crane and/or Coast Crane may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims that may be material.

Environmental requirements may become stricter or be interpreted and applied more strictly in the future. In addition, Essex Crane or Coast Crane may be required to indemnify other parties for adverse environmental conditions that are now unknown to us. These future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in environmental compliance or remediation costs not anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to numerous occupational health and safety laws and regulations that may result in us incurring unanticipated liabilities, which could have an adverse effect on our operating performance.

Our operations are subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by the Occupational, Safety and Health Administration, or OSHA. Essex Crane and Coast Crane are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require Essex Crane and Coast Crane, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. Essex Crane or Coast Crane may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to its compliance with these requirements.

To date, compliance by Essex Crane and Coast Crane with these and other applicable safety regulations has not had a material effect on our results of operations or financial condition. However, the failure of either Essex Crane or Coast Crane to comply with these and other applicable requirements in the future could result in fines and penalties to Essex Crane or Coast Crane and require us to undertake certain remedial actions or be subject to a suspension of business, which, if significant, could materially adversely affect our business or results of operations. Moreover, the involvement by either Essex Crane or Coast Crane in any audits and investigations or other proceedings could result in substantial financial cost to us and divert our management’s attention. Several recent highly-publicized accidents involving cranes (none of which involved cranes or attachments provided by Essex Crane or Coast Crane) could result in more stringent enforcement of work-place safety regulations, especially with respect to companies which rent older cranes and attachments. Additionally, future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

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

In connection with our acquisition of Essex Crane, Holdings issued its Class A Membership Interests to members of Essex Crane’s senior management.  Such membership interests may be exchanged for up to an aggregate of 632,911 shares of our common stock, subject to certain adjustments. We have granted registration rights to Essex Crane’s senior management with respect to the shares of our common stock issuable upon exchange of the Retained Interests, which entitle Essex Crane’s senior management to file a registration statement with respect to such shares under certain circumstances.  We also granted registration rights with respect to 3,294,700 shares of our common stock held by Kirtland Capital Company III LLC and Kirtland Capital Partners III LP.

In addition, warrants to purchase an aggregate of 13,295,781 shares of our common stock issued to our initial stockholders, purchasers in our initial public offering and EarlyBirdCapital, Inc. (excluding 1,741,719 shares of our common stock that would have been issuable upon exercise of warrants repurchased by us between November 1, 2008 and December 31, 2009) became exercisable upon the closing of the acquisition of Essex Crane.  All of our common stock issuable upon exercise of the warrants was available for resale upon exercise. Lastly, 2,812,500 shares of our common stock purchased by our initial stockholders prior to our initial public offering were released from escrow in November 2009 and are eligible for resale in the public market subject to compliance with applicable law. Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow.  As of December 31, 2010, there were 4,059,556 warrants outstanding that had an expiration date of March 4, 2011.  Prior to expiration, the Company received proceeds of approximately $19.8 million for the exercise of 3,955,603 warrants.  103,953 warrants expired worthless on March 4, 2011.

On November 24, 2010, we completed a private placement of 3,300,000 shares of our common stock to six accredited investors and used the proceeds to satisfy a portion of the purchase price for the Coast Crane acquisition.  On November 29, 2010, we issued 90,000 warrants to a group of related investors in a private transaction associated with the exercise of assumed debt into the unsecured promissory notes.  Such warrants have an exercise price of $0.01 per share, subject to adjustment.  If the unsecured promissory notes are repaid in full on or before May 29, 2011, the number of warrants will be reduced to 30,000.  The issuance of these shares and warrants resulted in dilution to our existing stockholders.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 12,639,736 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants (net of repurchases), employee stock options and unit purchase options, and the number of shares issuable upon exchange of the Retained Interests) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Essex Crane leases its headquarters at 1110 Lake Cook Road, Suite 220, Buffalo Grove, Illinois 60089, which consists of 6,680 square feet of office space. Also, Essex Crane currently owns the following properties:

•	A service center located at 2039 Fulton Springs Road, Alabaster, Shelby County, Alabama 35007. Land area totals 400,752 square feet and building area totals 28,575 feet.

•	A satellite service center located at 14133 Weld County Road 9.5 Longmont, Weld County, Colorado. The land area of the property totals 409,900 square feet and building area totals 16,000 square feet.

•	A service center located at 5315 Causeway Boulevard Tampa, Hillsborough County, Florida 33619. Gross land area totals 204,732 square feet and building area totals 18,604 square feet.

•	A service center located at 303 Peach Lane Arcola, Fort Bend County, Texas 77583. Gross land area totals 710,681 square feet and building area totals 36,342 square feet.

In addition, Essex Crane leases the following properties throughout the United States:

•	A satellite service center comprising 33,500 square feet of outside storage space located at 6048 193rd Avenue SW, Rochester, WA 98579.

•	A satellite service center comprising 74,476 square feet of outside storage space located at 1072 Harrisburg Pike, Carlisle, PA 17103.

•	A service Center comprising 6,000 square feet of warehouse space and approximately three acres of outside storage space located at 15060 Ceres Avenue Fontana, CA 92335.

Essex Crane also has agreements which allow it to store equipment at two additional storage yards located strategically in the United States.

Coast Crane leases the following properties:

•	A service center comprising 30,000 square feet of space located at 1601 N.E. Columbia Blvd., Portland, Oregon ;

•	A service center comprising 10,000 square feet of space located at 4680 W. Capital Ave., West Sacramento, CA 95691;

•	A storage yard comprising 53,260 square feet of space located at 4300 W. Capital Ave., West Sacramento, CA 95691;

•	A service center comprising 18,500 square feet of space located at 19062 San Jose Ave., City of Industry, CA 91748;

•	A service center comprising 14,935 square feet of space located at 14951 Catalina St., San Leandro, CA 94577;

•	A service center comprising 9,450 square feet of space located at 6615 Rosedale Highway, Bakersfield, CA 93308;

•	A service center comprising 16,232 square feet of space located at 8250 5th Avenue South, Seattle, WA 98108;

•	A storage yard comprising 2,500 square feet of space located at 500 South Sullivan Avenue, Seattle, WA 98108;

•	A service center comprising 9,862 square feet of space located at 114 St. Paul Avenue, Tacoma, WA 98421;

•	A service center comprising 10,050 square feet of space located at 3920 E. Boone Avenue, Spokane, WA 99202;

•	A service center comprising 8,000 square feet of space located at 525 S Oregon Avenue, Pasco, WA 99301;

•	A service center comprising 11,408 square feet of space located at 8900 King Street, Anchorage, AK 99515;

•	A service center comprising 5,720 square feet of space located at 12570 Slaughterhouse Canyon Road, Lakeside, CA 92040;

•	A service center comprising 4,000 square feet of space located at 422 East Emporia Street, Ontario, CA 91761;

•	A service center comprising 8,500 square feet of space located at 91-505 Awakumoku Place, Kapolei, HI 96707; and

•	A service center comprising 9,934 square feet of space located at 9538 195th Street, Surrey, BC V4N 4E5, Canada.

 Our growth strategy includes the establishment of service and storage centers across the United States, with a particular emphasis on new facilities in areas of the United States which our management from time to time believes present growth opportunities for our business. Our management currently believes that growth opportunities exist in the Northeast and Mid-Atlantic regions and intends to investigate potential additional facilities in those regions. We have not identified specific locations for any such new facilities.

We also maintain shared offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, Chairman of our Board of Directors.  Such office is primarily used by our corporate Secretary, Carol Zelinski, and Laurence S. Levy and Edward Levy, each of whom serves on our Board of Directors.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective January 13, 2010, our common stock commenced trading, and is currently traded, on the NASDAQ Capital Market under the symbol ESSX.  Effective January 13, 2010 until the expiration of certain of our warrants on March 4, 2011, our units and warrants were traded on the NASDAQ Capital Market under the symbols ESSXU and ESSXW, respectively.  Our warrants and units ceased trading upon the expiration of certain of our warrants.  The following table sets forth the high and low sale prices for the units, common stock and warrants for each quarterly period within the two most recent fiscal years.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2010
First Quarter	$8.00	$3.80	$7.25	$5.00	$1.85	$0.70
Second Quarter	7.01	3.80	7.65	5.44	2.95	1.45
Third Quarter (1)	n/a	n/a	6.00	4.19	1.85	0.04
Fourth Quarter	5.41	5.41	5.71	4.35	0.53	0.10
Year ended December 31, 2009
First Quarter	$3.81	$3.80	$4.50	$3.00	$1.05	$0.32
Second Quarter	6.60	3.80	6.60	3.65	1.61	0.51
Third Quarter	5.00	5.00	6.30	5.00	1.39	0.90
Fourth Quarter	5.00	5.00	6.20	5.00	1.10	0.45

(1)	Note that for the third quarter of 2010 there were no trades in our warrants and therefore the high and low are not applicable.

As of March 3, 2011, there were approximately 136 holders of record of our common stock, nine holders of record of warrants and one holder of record of our Units.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the near future. The payment of cash dividends in the future will be contingent upon our revenues, earnings, if any, capital requirements and general financial condition.  In addition, we are a holding company and conduct all of our operations through Essex Crane and Coast Crane.  As a result, we rely on dividends and distributions to us from our subsidiaries, Essex Crane, Coast Crane and Holdings.  Essex Crane’s and Coast Crane’s existing credit facilities limit Essex Crane’s, Coast Crane’s and Holdings’ ability to declare and pay dividends or make distributions on account of their capital stock and membership interests, and any debt instruments that the Company or its subsidiaries may enter into in the future may limit our subsidiaries’ ability to pay dividends to us and our ability to pay dividends to our stockholders.  Payment of dividends is within the discretion of our board of directors.  It is the present intention of our board of directors to retain all earnings for liquidity management (through debt reduction), dilution management (through continued warrant and common stock repurchases), to invest in additional rental equipment and use in business operations.  Accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future on our common stock.

Recent Sales of Unregistered Securities and Use of Proceeds

On October 29, 2010, we entered into subscription agreements providing for the sale of an aggregate of 3,300,000 shares of our common stock at a price of $4.30 per share, or $14,190,000 in the aggregate, in a private offering (the “Private Placement”).    The closing of the Private Placement and issuance of shares of common stock pursuant to the subscriptions occurred upon the closing of the Coast Acquisition on November 24, 2010.    The proceeds of the Private Placement were used to fund the cash portion of the purchase price in the Coast Acquisition.

Essex paid a fee of $638,550, plus expenses, to CJS Securities for placement agent services rendered to Essex in connection with the Private Placement.

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

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the fourth quarter of 2010.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.  The following table also sets forth selected consolidated financial data of the Predecessor as of and for the ten month period ended October 31, 2008 and as of and for the years ended December 31, 2007 and 2006.

The information in the following table should be read together with the Company’s consolidated financial statements and accompanying notes as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, the Predecessor’s audited consolidated financial statements and accompanying notes as of and for the ten month period ended October 31, 2008 and for the year ended December 31, 2007  and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

						Essex Holdings, LLC (Predecessor)
						For the Ten
	Essex Rental Corp. (Successor) For the Years Ended December 31,					Months Ended October 31,	For the Years Ended December 31,
	2010	2009	2008	2007	2006	2008	2007	2006

Operations Summary

Total revenue	$41,531,460	$52,084,392	$14,872,789	$-	$-	$70,978,557	$78,122,079	$63,515,355
Cost of revenues	35,403,917	32,900,942	7,055,992	-	-	29,545,082	38,757,886	33,438,156

Gross profit	6,127,543	19,183,450	7,816,797	-	-	41,433,475	39,364,193	30,077,199

Selling, general, administrative and other expenses	13,919,489	11,329,156	4,185,375	456,661	1,550	13,762,884	9,244,998	8,860,953
Goodwill impairment	-	-	23,895,733	-	-		-	-

Income (loss ) from operations	(7,791,946)	7,854,294	(20,264,311)	(456,661)	(1,550)	27,670,591	30,119,195	21,216,246

Interest and Other Income	72,278	643	1,405,637	2,543,781	1,148	-	-	-
Interest Expense (1)	(7,209,449)	(6,681,740)	(1,124,398)			(8,190,438)	(14,961,069)	(11,429,235)

Income (loss ) before taxes	(14,931,588)	1,173,197	(19,983,072)	2,087,120	(402)	19,480,153	15,158,126	9,787,011
Net income (loss)	$(9,573,658)	$1,195,806	$(11,917,121)	$1,699,120	$(402)	$11,417,074	$11,216,856	$9,283,424

Weighted average shares outstanding
Basic	16,102,339	14,110,789	13,517,010	13,224,144	2,812,500
Diluted	16,102,339	15,805,191	13,517,010	13,224,144	2,812,500

Earnings (loss) per share
Basic	$(0.59)	$0.08	$(0.88)	$0.13	$(0.00)
Diluted	$(0.59)	$0.08	$(0.88)	$0.13	$(0.00)

Other Operating Data

Depreciation	$12,723,951	$11,210,472	$1,809,623	$-	$-	$6,908,980	$8,034,011	$7,758,332
Other depreciation and amortization	$954,602	$781,751	$139,943	$-	$-	$110,019	$133,124	$128,687

Year-end Financial Position

Cash held in trust fund	$-	$-	$-	$100,927,634	$-	$-	$-	$-
Rental equipment, net	330,378,792	260,767,678	255,692,116	-	-	133,172,649	124,950,463	121,081,185
Total assets	382,972,927	286,463,157	289,998,510	102,569,184	169,441	169,397,016	149,081,546	141,454,333

Current liabilities	15,454,192	15,146,529	13,883,446	2,526,315	144,843	16,966,002	12,586,433	9,793,667
Short-term debt obligations	783,243	5,170,614	-	-	-	-	-	-
Other long-term debt obligations	7,921,531	-	-	-	-	-	-	15,528,133
Revolving credit facilities	214,959,971	131,919,701	137,377,921	-	-	129,895,169	129,862,723	78,370,611
Total liabilities	302,877,538	212,325,126	217,952,753	2,526,315	144,843	160,690,875	151,989,341	105,613,724

Common stock, subject to conversion	-	-	-	19,932,029	-	-	-	-
Paid in capital (Members' equity)	101,052,367	84,589,119	84,383,579	78,410,547	24,719	40,270,000	40,270,000	40,270,000
Total stockholders' equity	$80,095,389	$74,138,031	$72,045,757	$80,110,840	$24,598	$(8,706,141)	$(2,907,795)	$35,840,609

(1) Includes the impact of undesignated interest rate swaps.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ESSEX RENTAL CORP. AND ESSEX HOLDINGS LLC (PREDECESSOR)

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

Overview

History

Essex Rental was formed on August 21, 2006 as Hyde Park Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company.   Essex Rental consummated its initial public offering on March 13, 2007.  All activity from August 21, 2006 (inception) through March 13, 2007 relates to Essex Rental Corp’s (formerly Hyde Park Acquisition Corp.) formation and initial public offering. From March 13, 2007 through October 31, 2008, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination.  On October 31, 2008, the Company consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, is no longer in the development stage.  In August 2009, the Company formed a new subsidiary, Essex Finance Corp., to facilitate the acquisition of rental equipment.  In November 2010, the Company acquired substantially all of the assets of Coast Crane Company, a Delaware corporation (“Coast Crane”) through a newly formed subsidiary CC Bidding Corp.  The assets acquired in the acquisition of Coast Crane consisted of all of the assets used in the operation of its specialty lifting solutions and crane rental services business, including cranes and related heavy lifting machinery and equipment and spare parts, inventory, accounts receivable, rights under executory contracts, other tangible and intangible assets and all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Crane conducted its operations in Canada.

For more information regarding our acquisition of Holdings and Essex Crane as well as Coast Crane Company, see note 1 to our consolidated financial statements.

Business

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States.  Over approximately 50 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a private equity owned professionally managed company that today is a public company and one of the leading players in the industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

Over the past several years, we have been focused on reinvesting capital into our rental fleet.  Specifically, we have sold lower lifting capacity cranes for better utilized heavier lifting capacity cranes.  During the years ended December 31, 2010, 2009 and 2008, the Company invested approximately $2.7 million, $19.8 million and $20.8 million, respectively into new cranes and attachments for our rental fleet.

These investment decisions contributed greatly to the repositioning our fleet to maximize its utilization rates and average rental rates.  Although we believe the repositioning of the fleet has maximized utilization rates and average rental rates, the economic downturn has significantly adversely impacted our business activity levels.  During the periods reported:

•
utilization rates of crawler cranes decreased to 37.5% (or 41.3%, if calculated using the “hits” method) in 2010 from 72.5% (or 77.0%, if calculated using the “hits” method) in 2008 on a pro forma basis;

•
average crawler crane rental rates decreased to $16,391 in 2010 from $21,382 in 2008 on a pro forma basis, and average attachment rental rates decreased to $13,114 in 2010 from $16,051  in 2008 on a pro forma basis; and

•
utilization rates of crawler crane attachments decreased to 16.9% (or 18.1% if calculated using the “hits” method) in 2010 from 42.0% (or 44.2% if calculated using the “hits” method) in 2008 on a pro forma basis.

Coast Crane’s predecessor was founded in 1970 and the Coast Crane business has grown to become a market leader for innovative lifting solutions throughout Western North America, Alaska, Hawaii, Guam and the South Pacific.  Coast Crane provides both new and used and new equipment including rough terrain cranes, boom trucks, tower cranes and other lifting equipment.  Products are rented and sold through a regional network including 13 branch locations.

The impact of the economic downturn is also reflected in the Company’s operating results and cash flow. During the period from December 31, 2008 through December 31, 2010:

•
revenue decreased by 51.6% to $41.5 million in 2010, of which $5.4 million was related to the operations of Coast Crane in the post-acquisition period, from $85.9 million in 2008 on a pro forma basis and equipment rental revenue decreased by 59.5% to $25.0 million in 2010 from $61.8 million in 2008 on a pro forma basis;

•
cost of revenues decreased by 8.0% to $35.4 million, of which $4.9 million was related to the operations of Coast Crane in the post-acquisition period, in 2010 from $38.4 million in 2008 on a pro forma basis but increased as a percentage of total revenue to 85.1% from 44.8%;

•
selling, general, administrative and other expenses decreased by 25.7% or $4.8 million to $13.9 million in 2010 from $18.7 million in 2008 on a pro forma basis primarily due to consulting and environmental expenses incurred in 2008 associated with the acquisition of Holdings that year.  As a percentage of total revenue these costs increased to 37.6% from 21.8%;

Results of Operations

Year ended December 31, 2010 compared to years ended December 31, 2009 and 2008

The Company had a net loss of $9.6 million for the year ended December 31, 2010.  Total revenue, cost of revenues and gross profit were $41.5 million, $35.4 million and $6.1 million, respectively, for the year ended December 31, 2010.  Selling, general, administrative and other expenses of $13.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses.  Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $7.4 million for the year ended December 31, 2010.  The Company had an income tax benefit of $5.4 million for the year ended December 31, 2010 related to loss before income taxes of $14.9 million.

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

Essex Rental had a net loss of $11.9 million for the year ended December 31, 2008, including an after-tax charge related to goodwill impairment of approximately $14.8 million ($23.9 million gross). Absent that item, net income would have been approximately $2.9 million.  Essex Rental’s financial results for the year ended 2008 included the operations of Essex Crane for the two month post acquisition period.  Total revenue, cost of revenues and gross profit were $14.9 million, $7.1 million and $7.8 million, respectively.  Selling general, administrative and other expenses of $4.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent and travel expenses and included $1.2 million of acquisition related transaction costs.  Interest income from cash held in trust was $1.4 million while interest expense related to borrowings under Essex Crane’s revolving credit facility was $1.1 million for the year ended December 31, 2008.  Essex Rental had a tax benefit of $8.1 million for the year ended December 31, 2008 primarily related to the net loss before income taxes of $20.0 million.

Year ended December 31, 2010 compared to year ended December 31, 2009

	Year Ended December 31,
	2010	2009
Revenue	$41,531,460	$52,084,392
Cost of revenues	35,403,917	32,900,942
Gross profit	6,127,543	19,183,450
Selling, general, administrative and other operating expenses	13,919,489	11,329,156

Income from operations	(7,791,946)	7,854,294
Other income (expense), net	(7,139,642)	(6,681,097)
Income (loss) before income taxes	(14,931,588)	1,173,197
Provision (benefit) for income taxes	(5,357,930)	(22,609)
Net (loss) income	$(9,573,658)	$1,195,806

For the year ended December 31, 2010, we had net loss of $9.6 million compared to a net income of $1.2 million for the year ended December 31, 2009.   The $10.8 million decrease in net income was primarily due to a $10.6 million decrease in revenue, a $2.5 million increase in cost of revenues, an increase in selling, general, administrative and other operating expenses of $2.6 million partially as a result of $1.2 million of acquisition related transaction costs incurred in 2010, and $0.5 million higher interest expense primarily associated with the additional debt entered into and assumed in the Coast Crane acquisition.  The decrease in gross profit, increase on selling, general and administrative costs and increase in interest expense were offset by an increase in the provision benefit for income taxes of $5.4 million.

	Year Ended December 31,
	2010	2009
REVENUE
Equipment rentals	$25,049,779	$34,556,696
New equipment sales	1,238,722	$-
Used rental equipment sales	4,255,761	6,478,197
Retail part sales	1,184,042	-
Transportation	4,766,328	4,909,346
Equipment repairs and maintenance	5,036,828	6,140,153
Total revenue	$41,531,460	$52,084,392

Revenue for the year ended December 31, 2010 was $41.5 million, a 20.3% decrease compared to revenue of $52.1 million for the year ended December 31, 2009.   Revenue was comprised of the following components:

•
Equipment rentals revenue, which represented 60.3% of total revenue, was $25.0 million for the year ended December 31, 2010, a 27.5% decrease from $34.6 million for the year ended December 31, 2009.  This decrease was first driven by a decrease in crane utilization to 37.5% under the “days” method (or 41.3% if calculated using the “hits” method) for the year ended December 31, 2010 from 43.6% under the “days” method (or 48.2% if calculated using the “hits” method) for the year ended December 31, 2009.  The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakened economy and a difficult commercial credit environment.  Second, the Company also experienced the associated decrease in the average crane rental rate of 22.2% to $16,391 (per crane per rental month) for the year ended December 31, 2010 relative to $21,081 for the year ended December 31, 2009.  The decrease in the average rental rate is due to the expiration of rental agreements executed at higher rental rates in the prior years.  Additionally, utilization on a “days” method increased to 44.7% for the three months ended December 31, 2010 from 30.0% for the three months ended March 31, 2010.  We expect the average rental rates will continue to improve in 2011 as utilization rates continue to recover.

•
New equipment sales revenue, which represented 3.0% of total revenue, was $1.2 million for the year ended December 31, 2010 and relates to new equipment sales by our Coast Crane subsidiary acquired in November 2010.

•
Used rental equipment sales revenue, which represented 10.2% of total revenue, was $4.3 million for the year ended December 31, 2010, a 34.3% decrease from $6.5 million for the year ended December 31, 2009.  These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Five lower lifting capacity crawler cranes and attachments were sold for the year ended December 31, 2010 which was a decrease from thirteen for the year ended December 31, 2009.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex Crane reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex Crane to improve the strategic position of its rental fleet for the future.  The average lifting capacity of five cranes sold was 197 tons and 158 tons for the years ended December 31, 2010 and 2009, respectively, compared to 440 tons and 256 tons for cranes purchased during the same periods, respectively.  Cranes sold during the year ended December 31, 2010 were sold at an average price in excess of 120% of Orderly Liquidation Value (“OLV”).  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

•
Retail part sales revenue, which represented 2.9% of total revenue, was $1.2 million for the year ended December 31, 2010 and relates to retail part sales from our Coast Crane subsidiary acquired in November 2010.

•
Transportation revenue, which represented 11.5% of total revenues was $4.8 million for the year ended December 31, 2010, a 2.9% decrease from $4.9 million for the year ended December 31, 2009.  This decrease is primarily a result of lower average crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•
Equipment repairs and maintenance revenue (including rigging and other services), which represented 12.1% of total revenue, was $5.0 million for the year ended December 31, 2010, an 18.0% decrease from $6.1 million for the year ended December 31, 2009.  This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower average crane rental utilization.

	Year Ended December 31,
	2010	2009
COST OF REVENUES

Salaries, payroll taxes and benefits	$5,905,279	$6,006,715
Depreciation expense (a)	12,723,951	11,210,472
Cost of new equipment sold	994,119	-
Book value of equipment sold	3,551,891	5,584,784
Cost of retail parts sold	775,338	-
Transportation	4,236,326	3,743,595
Equipment repairs and maintenance	5,833,945	4,873,005
Yard operating expenses	1,383,068	1,482,371
Total cost of revenues	$35,403,917	$32,900,942

Cost of revenues for the year ended December 31, 2010 was $35.4 million, a 7.6% increase from $32.9 million for the year ended December 31, 2009.  Cost of revenues was 85.2% of total revenue for the year ended December 31, 2010, relative to 63.3% for the year ended December 31, 2009.  The increase in cost of revenues resulted primarily from the items described below.

Salary, payroll tax and benefit expenses decreased 1.7% to $5.9 million for the year ended December 31, 2010 from $6.0 million for the year ended December 31, 2009.  The decrease was a direct result of a 10% salary reduction on certain operations managers which was implemented midway through 2009, reduced hours, lower overtime, some headcount reduction and reduced bonus expense.  These decreases in salary, payroll tax and benefit expenses were partially offset by $0.5 million of expenses incurred in the operations of  Coast Crane during the post-acquisition period.

Depreciation expense related to rental equipment increased 13.5% to $12.7 million for the year ended December 31, 2010 compared to $11.2 million for the year ended December 31, 2009.  $1.1 million of the increase in depreciation expense is related to the Coast Crane equipment acquired in November 2010.

Cost of new equipment sold was $1.0 million for the year ended December 31, 2010 and relates to new equipment cost of sales by our Coast Crane subsidiary acquired in November 2010.

Net book value of rental equipment sold decreased 36.4% to $3.6 million for the year ended December 31, 2010, from $5.6 million for the year ended December 31, 2009.  The decrease in net book value of equipment sold was primarily from a decrease in the number of cranes sold.

Cost of retail parts sold was $0.8 million for the year ended December 31, 2010 and relates to cost of retail parts sold by our Coast Crane subsidiary in the post-acquisition operations of 2010.

Transportation expenses increased 13.2% to $4.2 million for the year ended December 31, 2010, from $3.7 million for the year ended December 31, 2009.  Approximately $0.1 million of the increase was related to costs incurred from the post-acquisition operations of Coast Crane in 2010.  The remaining difference in transportation expenses incurred is due to differences in the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals.

Equipment repairs and maintenance expenses increased 19.7% to $5.8 million for the year ended December 31, 2010, from $4.9 million for the year ended December 31, 2009.  Approximately $1.0 million of the increase was related to cost incurred from the post-acquisition operations of Coast Crane in 2010.

Yard operating expense decreased by 6.7% to $1.4 million for the year ended December 31, 2010, from $1.5 million for the year ended December 31, 2009.  The slight decrease was primarily related to lower average crane rental utilization.

Essex Crane’s gain on the sale of used rental equipment was $0.7 million (16.5% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the year ended December 31, 2010 compared to $0.9 million (13.8% margin) for the year ended December 31, 2009.  The lower level of gains on sales was due to due to the lower level of used rental equipment sales in the current period.

	Year Ended December 31,
	2010	2009
SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general and administrative	$12,964,887	$10,547,405
Non-rental depreciation and amortization	954,602	781,751
Total selling, general, administrative and other operating expenses	$13,919,489	$11,329,156

Total Selling, general, administrative and other operating expenses for the year ended December 31, 2010 was $13.9 million, a $2.6 million or 22.7% increase from $11.3 million for the year ended December 31, 2009.

Total selling, general, administrative and other expenses increased due to costs associated with the post-acquisition operations of Coast Crane, approximately $1.2 million of acquisition related transaction expenses incurred an 2010 and in increase in legal and professional fees.   Other components of administrative expenses include: salaries, payroll taxes and benefits, insurance and selling and marketing expenses.

	Year Ended December 31,
	2010	2009
OTHER INCOME (EXPENSES), NET

Other income (expense)	$72,278	$643
Interest expense	(7,368,904)	(6,681,740)
Foreign exchange loss	(2,471)	-
Interest rate swap	159,455	-
Total other income (expenses), net	$(7,139,642)	$(6,681,097)

Interest expense of $7.4 million for the year ended December 31, 2010 increased by $0.7 million or 10.6% from $6.7 million primarily due to an increase in the balance of debt outstanding as a result of the Coast Crane acquisition in November 2010.

Income tax benefit was approximately $5.4 million for the year ended December 31, 2010, compared to a $23,000 tax benefit for the year ended December 31, 2009.  The higher income tax benefit for the year ended December 31, 2010 is primarily due to a loss before income taxes of $14.9 million.  The effective tax rates were 35.9% and (1.9%) for the year ended December 31, 2010 and 2009, respectively.  The effective tax rate was higher than the statutory federal tax rate for the year ended December 31, 2010 primarily due to state and local taxes.  The effective rate was lower than the statutory federal tax rate for the year ended December 31, 2009 due to 2008 tax return to provision differences, an increase in uncertain tax positions and state and local taxes including a change in estimate of $0.6 million associated with the Company’s state income tax apportionments and rates.

Essex had 276 full-time employees as at December 31, 2010 compared to 111 full-time employees at December 31, 2009.  The increase in the number of employees is due to the acquisition of Coast Crane in November 2010.

Year ended December 31, 2009 compared to unaudited pro-forma year ended December 31, 2008 operating results

As previously discussed, we acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date.  The following financial information provides a comparison of the Company’s results of operations for the year ended December 31, 2009 to the unaudited pro forma results of operations for the year ended December 31, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.  Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the year ended December 31, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this annual report on Form 10-K.

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

•
Used rental equipment sales revenue, which represented 12.4% of total revenue, was $6.5 million for the year ended December 31, 2009, a 23.2% decrease from pro forma used rental equipment sales revenue of $8.4 million for the year ended December 31, 2008.  These used equipment sales have presented Essex with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  Thirteen lower lifting capacity cranes and attachments were sold for the year ended December 31, 2009 which was a decrease from twenty two for the year ended December 31, 2008.  In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex to improve the strategic position of its rental fleet for the future.  The average lifting capacity of cranes sold was 158 tons and 153 tons for the years ended December 31, 2009 and 2008, respectively, compared 256 tons and 295 tons for cranes purchased during the same periods, respectively.  Cranes sold during the year ended December 31, 2009 were sold at an average price in excess of 120% of Orderly Liquidation Value (“OLV”).  OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

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

Our gain on the sale of used rental equipment was $0.9 million (13.8% margin, calculated by dividing the gain on the sale divided by the revenue from such sale) for the year ended December 31, 2009 compared to a pro forma gain of $3.8 million (45.2% margin) for the year ended December 31, 2008.  The lower level of gains on sales was due to the increase in book value of equipment driven by a higher relative asset basis resulting from the fair value acquisition accounting recorded on October 31, 2008 and also due to the lower levels of used equipment sales in the current period.  The pro forma gain on sale of equipment included in these pro forma financial results for the year ended December 31, 2008, presented consistently with that used in the Company’s Definitive Proxy Statement, filed with the SEC on October 8, 2008, will not be indicative of future results since the rental equipment was adjusted to fair value as of the closing date of the acquisition, thereby reducing potential future gains on sale.

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

We had 111 full-time employees as at December 31, 2009 compared to 129 full-time employees at December 31, 2008.

Liquidity and Capital Resources

The Company has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry.  However, the Company had negative net cash flows from operations for the year ended December 31, 2010 due primarily to a net loss of $9.6 million and a decrease in accounts payable and accrued expenses.  Combined cash flows provided by operating activities of the Successor and Predecessor for all three years presented were approximately $36.9 million.  As of December 31, 2010, the Company had total debt obligations outstanding of approximately $223.5 million and had an additional $39.7 million available on our revolving credit facilities.  We believe the Essex Crane and Coast Crane credit facilities will provide sufficient liquidity through October 2013 and November 2014, respectively.  We believe that the sources of cash from operations and the revolving credit facility should adequately fund the investment needs of the business for the foreseeable future.

Our Essex Crane subsidiary has a $100.0 million interest rate swap agreement in place that locks this portion of its debt based upon LIBOR of 2.71% plus 225 basis points.  Our Coast Crane subsidiary has three interest rate swap agreements in place with an aggregate notional amount of $21.0 million that locks this portion of its debt based upon a fixed rate of 5.62%.  Management believes this cost of interest is more than sufficient to cover the rental revenue it generates since rental rates are established as a percentage of the values of the underlying equipment.  The weighted average interest rate on all debt obligations outstanding as of December 31, 2010 including the impact of the interest rate swaps was 4.83%

Cash Flow from Operating Activities

The Company’s cash used in operating activities for the year ended December 31, 2010 was $5.4 million.  This was primarily the result of net loss of $9.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization of $14.2 million, gains on the sale of rental equipment of $0.7 million, deferred income taxes of $3.4 million, change in fair value of interest rate swap of $0.2 million and stock-based compensation expense of $1.2 million, provided positive cash flows of approximately $1.5 million.  The cash flows from operating activities were also decreased by a $8.5 million reduction in accounts payable and accrued expenses and a $1.0 million increase in prepaid expenses and other assets, offset by a $1.4 million increase in unearned rental revenue, a $0.2 million decrease in retail equipment inventory, a $0.3 million decrease in receivables and a $0.6 million decrease in spare parts inventory.  Much of the cash used by operating activities related to the change in accounts payable and accrued expenses is due to liabilities assumed by the Company in conjunction with the Coast Acquisition.

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

Cash Flow from Investing Activities

For the year ended December 31, 2010, cash used in investing activities was approximately $28.7 million.  This was primarily the result of net cash payments of $31.8 million for the purchase of Coast Crane, purchases of rental equipment of $0.2 million (excluding the $2.6 million of rental equipment purchases made directly through short-term obligations) and purchases of property and equipment of $1.0 million.  These investing activity uses of cash were partially offset by $4.3 million in proceeds received for the sale of rental equipment.

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

For the year ended December 31, 2008, cash provided by investing activities was approximately $23.7 million.  This is primarily the result of the use of all the cash held in the Trust Fund ($102.6 million), the majority of which was used to fund the acquisition of Holdings, and since the acquisition of Holdings on October 31, 2008, the purchase of $2.8 million rental equipment and $0.2 million in property and equipment, partially offset by proceeds from the sale of rental equipment of $1.7 million.

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

Cash flow from financing activities

Cash provided by financing activities was approximately $37.4 million for the year ended December 31, 2010.  This is primarily due to net proceeds from the issuance of common stock of $13.6 million, proceeds from the exercise of warrants of $2.4 million and a net increase in total debt obligations of $22.9 million.  Total borrowings for the year under the short-term debt obligations and revolving credit facilities were $74.6 million and total payments on the revolving credit facilities were $43.9 million.  The Company also used $0.9 million to repurchase warrants.  The proceeds from the issuance of common stock and net borrowings for the year were primarily used to fund the Coast Acquisition.  In conjunction with the Coast Acquisition, the Company also assumed total additional indebtedness of approximately $61.4 million.

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

Revolving Credit Facilities

 The following information discusses significant events during the year ended December 31, 2010 and 2009 that relate to the revolving credit facility assumed in the acquisition of Holdings and the new credit facility entered into to finance the acquisition of Coast Crane.  Also see note 7 to the consolidated financial statements for further information related to our credit facilities.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its asset-based senior secured revolving line of credit facility, which permits it to borrow up to $190.0 million.  .  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first security interest in substantially all of Essex Crane’s assets.

The maximum amount that could be borrowed under the Essex Crane revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $186.0 million at December 31, 2010, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility was $27.7 million at December 31, 2010.  As of December 31, 2010 and for the year then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $27.7 million comfortably exceeded the threshold at December 31, 2010.  Additionally, the Company had $5.8 million of collateral in excess of the $190.0 million limit as of December 31, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Coast Crane Revolving Credit Facility

In conjunction with the acquisition of Coast Crane on November 24, 2010, our Coast Crane subsidiary entered into a secured revolving credit facility, which permits it to borrow up to $75 million.   Coast Crane may borrow, repay and reborrow up to an amount equal to the sum of (a) 85% of eligible net receivables, (b) the lesser of 50% of eligible inventory and $5 million and (c) the lesser of 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost , of eligible new equipment inventory and $15 million and (d) 85% of net orderly liquidation value of eligible other equipment net of reserves established by the lender and the liquidity reserve. The revolving credit facility is scheduled to mature in November 2014 and is collateralized by a first security interest in substantially all of the Coast Crane’s assets.

The maximum amount that could be borrowed under the Coast Crane revolving credit facility, net of letters of credit and other reserves was approximately $65.9 million at December 31, 2010, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility is $12.0 million at December 31, 2010.  As of December 31, 2010 and for the year then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio, commencing the first quarter of 2011, do not become active unless the available borrowing falls below the $8.0 million threshold.  The Company’s available borrowing base of approximately $12.0 million well exceeded the threshold at December 31, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Our management believes that cash generated from operations, together with amounts available under the revolving credit facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Also, substantially all of our rental equipment and all its other assets are subject to liens under its revolving credit facilities. None of such assets may be available to satisfy the claims of its general creditors. Our future financial and operating performance, ability to service or refinance its debt and ability to comply with covenants and restrictions contained in its debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control.

Coast Crane Canadian Revolving Credit Facility

Under a Canadian Credit Facility assumed in conjunction with the acquisition of Coast Crane Ltd’s assets, the Company may borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada.  As of December 31, 2010, there was no additional availability under the Canadian Credit Facility.

Other Long-term Debt Obligations

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness of $5.2 million for unsecured promissory notes issued by the Company in the aggregate principal amount of $5.2 million. As additional consideration, we issued warrants to purchase up to 90,000 shares of Essex common stock at $0.01 per share.  If the unsecured promissory notes are paid in full on or before May 29, 2011, the number of warrants will be reduced to 30,000.  The unsecured promissory notes mature in December 2013.  The holders of the unsecured promissory notes are related parties to the Company as they own a significant amount of the Company’s outstanding shares of common stock.

The Company acquired amortizing purchase money security interest debt of $3.8 million in November 2010 in conjunction with the Coast Acquisition, the collateral for which relates seven pieces of equipment acquired from Coast Crane.  The remaining balance at December 31, 2010 was $3.8 million.  Monthly principal and interest payments are required through the various maturity dates ranging from September 2015 to February 2016.

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations of $2,554,637 and $2,615,977 with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009, which matured on October 20, 2010 and November 20, 2010 respectively, and were paid in full in September 2010.  The Company also entered into a new short-term debt obligation for $2,560,847 in 2010 which was subsequently paid in full later in September 2010.  These short-term obligations were interest free for six months and then accrued interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a 10% principal payment was due and paid.

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

The following table provides quantitative information regarding the amount and types of costs capitalized during 2010 and 2009:
	For the years Ended December 31,
	2010	2009	2008

Purchases of rental equipment	$2,632,831	$19,588,468	$2,782,879
Deposits made to purchase rental equipment	-	5,513	-
Costs to prepare cranes for sale	170,036	191,909	12,127
Purchases of property, plant & equipment	54,844	195,676	158,721
Capitalized crane repair costs	755,461	443,149	-
Capitalized internally developed software costs	201,880	372,543	-

Total capitalized expenditures	$3,815,052	$20,797,258	$2,953,727

During the years ended December 31, 2010 and 2009, Essex expensed repair and maintenance costs of approximately $5.8 million and $4.9 million, respectively.  The Company expects to capitalize costs of approximately $28.6 million during the year ended December 31, 2011. Approximately $26.5 million of the total is for the purchase of rental equipment, a portion of which will be funded by the sales of older and lighter lifting rental equipment.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering and to members of Essex Crane’s senior management are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception within the applicable accounting guidance and are accordingly not accounted for as derivatives, but instead are accounted for as equity.  In addition, the Company has operating leases that are not accounted for on the balance sheet.

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Revolving Credit Facilities
Principal	-	161,050,945	53,909,026	-	$214,959,971
Interest (a)	10,711,497	18,202,797	2,633,905	-	31,548,199

Other debt obligations
Principal	783,243	6,505,097	1,398,134	18,300	8,704,774
Interest	614,332	1,144,779	48,215	327	1,807,653

Operating Leases:
Minimum lease payments	2,415,129	3,019,080	888,965	-	6,323,174

Other long-term liabilities:
Capital lease obligations, including interest	7,692	3,205	-	-	10,897

Total	$14,531,893	$189,925,903	$58,878,245	$18,627	$263,354,668

(a)  Amounts include interest expected to be incurred on the Company's revolving credit facility based on the amount outstanding as of December 31, 2010.  The weighted average interest rate as of December 31, 2010 of 4.83%, which includes the impact of the Company's interest rate swaps, is assumed to be in effect through the maturity date of the revolving credit facilities.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in note 2 to our 2010 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, rental equipment, impairment of goodwill and long-lived assets, derivative financial instruments and income taxes.

Revenue Recognition

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance.  We generate revenue from the rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance.  In many instances, the Company provides some of the above services under the terms of a single customer Equipment Rental Agreement.  The Company also generates revenue from the retail sale of equipment and spare parts.

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

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight line basis over the rental period specified in the associated equipment rental agreement.  Rental contract terms span several months or longer.  Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period.  Repair service revenue is recognized when the service is provided.  Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex Crane service center, storage yard or next customer location.  New and used rental equipment and part sales are recognized upon acceptance by the customer and the execution of a definitive sales agreement stipulating the date risk ownership is transferred.

These policies are directly related to our cash flow and earnings.  There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts.  The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

Useful Lives of Rental Equipment

Essex’s primary assets consist of its lattice-boom crawler cranes and attachments, rough terrain cranes, tower cranes, boom trucks and other equipment within its fleet, which are recorded at cost less accumulated depreciation. In conjunction with the acquisitions of Essex Crane and Coast Crane, Essex recorded all of its crane and attachment and other construction equipment fleet values at fair value.  Essex depreciates the existing fleet over periods between 5 and 30 years on a straight line basis such that additions of new cranes to the fleet are depreciated over a 30 year time period while used cranes acquired will be amortized over a period of 7 to 25 years. Essex’s management reviews the value of its crane fleet annually in conjunction with its lenders.

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

Business Combinations

Acquisition of Holdings and Essex Crane

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the ownership of Holdings.  The purchase agreement provided for a gross purchase price of $210.0 million, less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition.  The purchase price was subject to adjustment at and after the closing date based on Essex Crane’s working capital as of the closing date and crane purchases and sales by Essex Crane prior to the closing date.  The adjusted purchase price of the Holdings acquisition was $215.5 million, (including the amount of Essex’s indebtedness outstanding under Essex Crane’s credit facility immediately prior to the closing).  For additional information regarding the gross purchase price paid in the acquisition of Essex Crane, including related transaction expenses, see note 1 to our consolidated financial statements.

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

Goodwill Impairment – Subsequent to Essex Crane Acquisition in 2008

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

Acquisition of Coast Crane’s Assets

On November 12, 2010, the United States Bankruptcy Court for the Western District of Washington approved an Asset Purchase Agreement (the "Coast Crane Purchase Agreement") between CC Bidding, an indirect wholly-owned subsidiary of the Company, and Coast Crane, a Delaware corporation pursuant to which CC Bidding agreed to purchase substantially all of the assets including the tradename, and also 100% of the outstanding shares of capital stock of Coast Crane Ltd., and assume certain liabilities, of Coast Crane (the “Coast Crane Acquisition”).  Coast Crane, a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States, filed a voluntary petition for relief under the United States Bankruptcy Code on September 22, 2010 (Case Number 10-21229).  The Coast Acquisition was completed on November 24, 2010.

The primary reasons for the Company’s acquisition of Coast Crane’s assets are as follows:

•
Broaden the Company’s product offerings to encourage customers to utilize the Company’s expanded product offerings for their heavy lifting construction equipment needs with an ability to leverage customer relationships between the operating subsidiaries while providing for cross selling opportunities;

•	Extend the Company’s geographic footprint to the Western and Northwestern U.S., Alaska, Hawaii, Guam and the South Pacific;

•
Provide new revenue streams from the distribution of new and used equipment and diversifying revenue streams from a larger mix of equipment allowing for more consistent earnings through economic cycles; and

•
Providing an opportunity for the Company to obtain a significant pool of rental equipment assets in one transaction as well as a highly trained workforce with significant construction equipment expertise.  It would have taken significantly longer and would have been more expensive had the Company built this platform from the ground up.

The components of the total consideration transferred of $103.2 million, which includes settlement of certain liabilities in accordance with the bankruptcy proceedings, by CC Bidding for the purchase of Coast Crane’s assets is as follows:

Cash consideration:

Cash from proceeds of common share issuance	$14,190,000
Cash from Essex Rental Corp.	20,310,000
Cash from proceeds from new revolving credit facility	49,551,816
Total cash transferred at close	84,051,816
Plus: transaction expenses paid outside of close	1,160,501
Less: transaction expenses	(2,735,917)
Total cash consideration	82,476,400

Liabilities assumed:

Unsecured promissory note	5,227,000
Canadian revolving credit facility	2,743,160
Purchase money security interest debt	3,831,433
Interest rate swap agreements	1,600,650
Trade payables	5,835,000
Accrued benefits and employee compensation	1,494,058

Total liabilities assumed per the Purchase Agreement	20,731,301

Total consideration transferred	$103,207,701

The allocation of total consideration transferred to the assets acquired and liabilities assumed is as follows:

Assets acquired:

Cash and cash equivalents	$1,128,636
Accounts receivable	7,939,653
Other receivables	706,656
Equipment inventory	5,561,692
Retail spare parts	2,477,685
Prepaid expenses and other assets	1,729,032
Rental equipment	81,761,249
Property and equipment	2,433,624
Loan acquisition costs assumed	40,670
Identifiable intangible assets	2,100,000
Goodwill	1,796,126
Total assets acquired	107,675,023

Liabilities assumed:

Other accounts payable	2,132,635
Accrued taxes	356,104
Accrued other expenses	226,251
Unearned revenue and customer deposits	1,378,160
Deferred tax liabilities	377,692
Total other liabilities assumed	4,470,842
Foreign currency exchange impact	3,520
Net assets acquired	$103,207,701

The methodology in allocating the total consideration transferred to acquire the assets of Coast Crane of $103.2 million, to the assets acquired and liabilities assumed is described below as follows:

•	The book value of other current assets, accounts payable and accrued liabilities were determined to approximate their fair value due to their short term nature;

•	Certain amounts related to income taxes remain subject to adjustment and will be finalized during the measurement period;

•
Accounts receivables were recorded at their estimated fair values based on expected collectability.  The gross contractual receivables of accounts and other receivables as of the date of acquisition were approximately $9.0 million.  Managements best estimate of the gross accounts receivable not expected to be collected is $1.1 million;

•
An experienced and qualified third party assisted in the valuation of the Company’s rental equipment and property and equipment using the cost and market approaches based in part on assumptions provided by management;

•
An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark and spare parts inventory using the income approach based in part on assumptions provided by management; and

•
The remaining excess purchase price paid over the net assets acquired was recorded as goodwill all of which will be deductible for tax purposes. Goodwill includes the value of the assembled workforce and synergies created through the Coast Acquisition.

The following table contains the amounts of revenues and earnings of CC Bidding included in the accompanying consolidated statement of operations for the year ended December 31, 2010:

For the Period
November 24, 2010 to
December 31, 2010

Total revenues	$5,403,551
Gross profit	519,701
Loss from operations	(959,550)
Net loss	(810,314)

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

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions.  The Company is subject to U.S. federal or state income tax examinations for years 2007 through 2010 and Coast Crane Ltd is subject to Canadian income tax examinations for the tax years 2005 through 2010.

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

At December 31, 2010, the Company had unused U.S. federal net operating loss carry-forwards totaling approximately $64.9 million that begin expiring in 2021.  At December 31, 2010, the Company also had unused state net operating loss carry-forwards totaling approximately $31.0 million that expire between 2011 and 2030.

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

Recently Issued and Adopted Accounting Pronouncements

Please refer to note 2 within our notes to consolidated financial statements for a description of recently issued and adopted accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of December 31, 2010 for which we have an interest rate swaps to effectively fix the interest rate at 4.96% on $100.0 million of the $158.3 million of outstanding borrowings under Essex Crane’s senior secured credit facility and three undesignated interest rate swaps to effectively fix the interest rate at 5.62% on $21.0 million of the $53.9 million of outstanding borrowings under Coast Crane’s senior secured credit facility.  The weighted average interest rate in effect on all of the Company’s borrowings at December 31, 2010 was 3.58% excluding the impact of the interest rate swaps and 4.83% taking into consideration the swaps.  A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swap at December 31, 2010 would increase our interest expense by approximately $2.2 million on an annualized basis.

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

The fair value of the Company’s total debt outstanding as of December 31, 2010 was $223.7 million, excluding the impact of our interest rate swaps.  If market rates of interest increased 50 basis points due to a change in the applicable margin rate of interest (a 12.5% increase from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $222.2 million.  If market rates of interest decreased 50 basis points due to a change in the applicable margin rate of interest (a 12.5% decrease from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $222.9 million.

The Company’s interest rate swaps had a liability fair value of approximately $5.3 million as of December 31, 2010.  If market rates of interest permanently increased by 50 basis points, the fair value of the Company’s interest rate swap would result in a $4.2 million liability.  If market rates of interest permanently decreased by 50 basis points, the fair value of the Company’s interest rate swap would be a $6.2 million liability.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in  Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This evaluation excluded our operations acquired through the acquisition of substantially all of the assets of Coast Crane Company and Subsidiary by CC Acquisition Holding Corp. and Subsidiaries. The acquired operations accounted for 27% and 13% of our total assets and revenues, respectively, as reported in our consolidated financial statements as of and for the year ended December 31, 2010.  In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.  Management did not assess the effectiveness of internal control over financial reporting of by CC Acquisition Holding Corp. and Subsidiaries because of the timing of the Coast Acquisition, which was completed on November 24, 2010.

Based on such evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.  Our internal control over financial reporting has been audited as of December 31, 2010 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed with the SEC on or before April 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

ITEM12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table provides certain information, as of December 31, 2010, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Hyde Park Acquisition Corp. 2008 Long-Term Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders (1)	1,050,969	$5.40	482,832

Equity plans not approved by stockholders	-	-	-

Total	1,050,969	$5.40	482,832

(1)  During the year ended December 31, 2010, the Company issued 23,522 shares to certain employees as compensation under the Company’s 2008 Long Term Incentive Plan.

The additional information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Successor and Predecessor Company Financial Statements

Reports of Independent Registered Public Accounting Firms

Essex Rental Corp. Consolidated Balance Sheets—December 31, 2010 and 2009

Essex Holdings, LLC and Subsidiary Consolidated Balance Sheet—October 31, 2008

Essex Rental Corp. Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Essex Holdings, LLC and Subsidiary Consolidated Statements of Operations for the ten months ended October 31, 2008

Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the ten months ended October 31, 2008

Essex Rental Corp. Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Cash Flows for the ten months ended October 31, 2008

Notes to consolidated financial statements

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC, and the Members of Essex Holdings LLC signatory thereto. (1)

2.2	Amendment No. 1 to Purchase Agreement, dated May 9, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.3	Amendment No. 2 to Purchase Agreement, dated August 14, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.4	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Amended and Restated Bylaws of the Corporation, effective as of September 28, 2007. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option to be granted to Representative. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

4.6	Form of Warrant Agreement between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company) (*)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy. (3)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Edward Levy. (3)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (3)

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the~Registrant. (3)

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.6	Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (3)

10.7	Form of Promissory Note, dated as of August 21, 2006, issued to each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.8	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.10	Lock-up Agreement, dated October 31, 2008, between Registrant and Ronald Schad. (4)

10.11	Lock-up Agreement, dated October 31, 2008, between Registrant and Martin Kroll. (4)

10.12	Lock-up Agreement, dated October 31, 2008, between Registrant and William O’Rourke. (4)

10.13	Lock-up Agreement, dated October 31, 2008, between Registrant and William Erwin. (4)

10.14	Escrow Agreement, dated October 31, 2008, among Registrant, KCP Services LLC and Key Bank National Association. (4)

10.15	Compliance Agreement, dated October 31, 2008, among Registrant, Essex Holdings LLC, KCP Services LLC, Essex Crane Rental Corp. and the members of Essex Holdings LLC. (4)

10.16	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Ronald Schad. (4)

10.17	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Martin Kroll. (4)

10.18	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William O’Rourke. (4)

10.19	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William Erwin. (4)

10.20	Amended and Restated Limited Liability Company Agreement of Essex Holdings LLC, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

10.21	Registration Rights Agreement, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

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

10.24
Form of Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and each of Calm Waters Partnership, Matthew Campbell, Daeg Partners, LP, Equitable Holding Corp. and KC Gamma Opportunity Fund, LP (together with T. Rowe Price Small-Cap Value Fund, the “Private Placement Investors”). (*)

10.25	Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and T. Rowe Price Small-Cap Value Fund. (*)

10.26	Form of Registration Rights Agreement, dated November 24, 2010, between Essex Rental Corp. and each Private Placement Investor. (*)

10.27
Credit Agreement, dated November 24, 2010, by and among CC Bidding Corp., CC Acquisition Holding Corp., the other persons party thereto that are designated as Credit Parties therein, General Electric Capital Corporation, for itself as Lender, Swingline Lender and as Agent for all Lenders and the other financial institutions party thereto, as Lenders. (*)

10.28	Agreement, dated November 5, 2010, between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company) (*)

10.29	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

10.30	Form of Promissory Notes issued to the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company) in the aggregate principal amount of $5,227,000 (*)

10.31	Registration Rights Agreement, dated December 22, 2010, among Essex Rental Corp., Kirtland Capital Company III LLC and Kirtland Capital Partners III L.P. (*)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant (*)

23.1	Consent of Grant Thornton LLP (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2007.

(3) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File 333-138452).

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2008.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008.

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2010.

(*)  Attached herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the accompanying consolidated balance sheets of Essex Rental Corp. (a Delaware corporation) and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  We have also audited the consolidated  statements of operations, members’ equity, and cash flows of Essex Holdings, LLC and Subsidiary (the “Predecessor”) for the period from January 1, 2008 through October 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, and the  consolidated results of the Predecessor’s  operations and its cash flows for the period from January 1, 2008 through October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Rental Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ GRANT THONTON LLP
Chicago, Illinois
March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Essex Rental Corp.

We have audited Essex Rental Corp. (a Delaware corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Rental Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on Essex Rental Corp.’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, Essex Rental Corp.’s internal control over financial reporting does not include internal control over financial reporting of CC Acquisition Holding Corp. and Subsidiaries, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 27 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. As indicated in Management’s Report, CC Acquisition Holding Corp. and Subsidiaries was acquired during 2010 and therefore, management’s assertion on the effectiveness of Essex Rental Corp.’s internal control over financial reporting excluded internal control over financial reporting of CC Acquisition Holding Corp. and Subsidiaries.

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

In our opinion, Essex Rental Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Essex Rental Corp. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and the consolidated statements of operations, members’ equity, and cash flows of Essex Holdings, LLC and Subsidiary (the “Predecessor”) for the period from January 1, 2008 through October 31, 2008 and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Chicago, Illinois
March 16, 2011

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,474,314	$199,508
Accounts receivable, net of allowances	12,801,772	4,973,995
Other receivables	4,223,435	3,791,845
Deferred tax assets	2,328,678	1,724,621
Inventory
Equipment inventory	5,386,074	-
Retail spare parts, net	1,882,003	-
Prepaid expenses and other assets	3,069,976	410,198
TOTAL CURRENT ASSETS	33,166,252	11,100,167

Rental equipment, net	330,378,792	260,767,678
Property and equipment, net	8,727,456	6,981,660
Spare parts inventory, net	3,540,360	3,556,236
Identifiable finite lived intangibles, net	3,143,063	2,160,239
Goodwill	1,796,126	-
Loan acquisition costs, net	2,220,878	1,897,177
TOTAL ASSETS	$382,972,927	$286,463,157

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,810,672	$1,790,683
Accrued employee compensation and benefits	1,482,747	679,078
Accrued taxes	4,504,765	5,663,263
Accrued interest	436,947	303,186
Accrued other expenses	1,836,246	739,639
Unearned rental revenue and customer deposits	3,592,854	793,797
Short-term debt obligations	783,243	5,170,614
Current portion of capital lease obligation	6,718	6,269
TOTAL CURRENT LIABILITIES	15,454,192	15,146,529

LONG-TERM LIABILITIES
Revolving credit facilities	214,959,971	131,919,701
Promissory notes	4,938,611	-
Other long-term debt obligations	2,982,920	-
Deferred tax liabilities	59,264,909	62,935,535
Interest rate swaps	5,266,586	2,306,294
Capital lease obligation	10,349	17,067
TOTAL LONG-TERM LIABILITIES	287,423,346	197,178,597

TOTAL LIABILITIES	302,877,538	212,325,126

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 20,472,489 shares at December 31, 2010 and 14,124,563 shares at December 31, 2009	2,047	1,412
Paid in capital	101,052,367	84,589,119
Accumulated deficit	(18,596,255)	(9,022,597)
Accumulated other comprehensive loss, net of tax	(2,362,770)	(1,429,903)
TOTAL STOCKHOLDERS' EQUITY	80,095,389	74,138,031
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,972,927	$286,463,157

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten
				Months Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008
REVENUE
Equipment rentals	$25,049,779	$34,556,696	$10,522,092	$51,301,586
Retail equipment sales	1,238,722	-	-	-
Used rental equipment sales	4,255,761	6,478,197	1,730,771	6,709,034
Retail parts sales	1,184,042	-	-	-
Transportation	4,766,328	4,909,346	1,233,873	6,929,298
Equipment repairs and maintenance	5,036,828	6,140,153	1,386,053	6,038,639
TOTAL REVENUE	41,531,460	52,084,392	14,872,789	70,978,557

COST OF REVENUES
Salaries, payroll taxes and benefits	5,905,279	6,006,715	1,311,175	6,730,823
Depreciation	12,723,951	11,210,472	1,809,623	6,908,980
Retail equipment sales	994,119	-	-	-
Used rental equipment sales	3,551,891	5,584,784	1,439,677	3,186,106
Retail parts sales	775,338	-	-	-
Transportation	4,236,326	3,743,595	952,861	5,774,802
Equipment repairs and maintenance	5,833,945	4,873,005	1,236,482	5,411,272
Yard operating expenses	1,383,068	1,482,371	306,174	1,533,099
TOTAL COST OF REVENUES	35,403,917	32,900,942	7,055,992	29,545,082

GROSS PROFIT	6,127,543	19,183,450	7,816,797	41,433,475

Selling, general and administrative expenses	12,964,887	10,547,405	4,045,432	13,652,865
Goodwill impairment	-	-	23,895,733	-
Other depreciation and amortization	954,602	781,751	139,943	110,019

INCOME (LOSS) FROM OPERATIONS	(7,791,946)	7,854,294	(20,264,311)	27,670,591

OTHER INCOME (EXPENSES)
Other income	72,278	643	1,405,637	-
Interest expense	(7,368,904)	(6,681,740)	(1,124,398)	(7,666,179)
Exchange losses	(2,471)	-	-	-
Interest rate swap	159,455	-	-	(524,259)
TOTAL OTHER INCOME (EXPENSES)	(7,139,642)	(6,681,097)	281,239	(8,190,438)

INCOME (LOSS) BEFORE INCOME TAXES	(14,931,588)	1,173,197	(19,983,072)	19,480,153
			-
PROVISION (BENEFIT) FOR INCOME TAXES	(5,357,930)	(22,609)	(8,065,951)	8,063,079

NET INCOME (LOSS)	$(9,573,658)	$1,195,806	$(11,917,121)	$11,417,074

Weighted average shares outstanding:
Basic	16,102,339	14,110,789	13,517,010
Diluted	16,102,339	15,805,191	13,517,010

Earnings (loss) per share:
Basic	$(0.59)	$0.08	$(0.88)
Diluted	$(0.59)	$0.08	$(0.88)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Essex Rental Corp.
	(Successor)
				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Balance -January 1, 2008	15,750,000	1,575	78,410,547	1,698,718	-	80,110,840

Reclassification of proceeds for 2,586,206 shares subject to possible redemption plus deferred interest	-	-	20,497,091	-	-	20,497,091

Repurchase of shares from dissenting shareholders	(2,357,736)	(236)	(18,704,479)	-	-	(18,704,715)

Effective conversion of retained interest in Essex Holdings into common stock of Essex Rental	632,911	63	4,999,937	-	-	5,000,000

Issuance of common stock in exchange for transaction related services	132,911	13	923,721	-	-	923,734

Repurchases and retirement of common stock	(63,500)	(6)	(291,939)	-	-	(291,945)

Repurchases and retirement of 1,418,519 warrants	-	-	(1,506,380)	-	-	(1,506,380)

Common stock issued to employees as compensation	12,300	1	39,359	-	-	39,360

Stock based compensation for stock options granted to executive management	-	-	15,722	-	-	15,722

Change in fair value of interest rate swap, net of tax of $1,303,784	-	-	-	-	(2,120,829)	(2,120,829)	(2,120,829)

Net loss for the year ended December 31, 2008	-	-	-	(11,917,121)	-	(11,917,121)	(11,917,121)

Balance - December 31, 2008	14,106,886	$1,410	$84,383,579	$(10,218,403)	$(2,120,829)	$72,045,757	$(14,037,950)

Repurchases and retirement of 323,200 warrants	-	-	(378,896)	-	-	(378,896)

Common stock issued to employees and director	17,677	2	106,213	-	-	106,215

Stock based compensation for stock options granted to executive management	-	-	478,223	-	-	478,223

Change in fair value of interest rate swap, net of tax of $427,393	-	-	-	-	690,926	690,926	690,926

Net income for the year ended December 31, 2009	-	-	-	1,195,806	-	1,195,806	1,195,806

Balance - December 31, 2009	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031	$1,886,732

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Essex Rental Corp.
	(Successor)
				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Balance - December 31, 2009	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031

Repurchases and retirement of 519,905 warrants	-	-	(853,516)	-	-	(853,516)

Exercise of warrants for common stock	473,646	47	2,368,219	-	-	2,368,266

Common stock issued - cashless warrant tender offer	2,547,558	255	(255)	-	-	-

Common stock issued to employees as compensation	23,522	2	133,505	-	-	133,507

Common stock issued for professional services	3,200	1	15,521	-	-	15,522

Common stock issued in private placement transaction	3,300,000	330	14,189,670	-	-	14,190,000

Equity issuance costs	-	-	(773,601)	-	-	(773,601)

Stock based compensation for stock options granted to executive management	-	-	1,087,305	-	-	1,087,305

Fair value of detachable warrants issued in conjunction with unsecured promissory notes	-	-	296,400	-	-	296,400

Change in fair value of interest rate swap, net of tax of $577,257	-	-	-	-	(941,840)	(941,840)	(941,840)

Foriegn currency translation adjustments	-	-	-	-	8,973	8,973	8,973

Net loss for the year ended December 31, 2010	-	-	-	(9,573,658)	-	(9,573,658)	(9,573,658)

Balance - December 31, 2010	20,472,489	$2,047	$101,052,367	$(18,596,255)	$(2,362,770)	$80,095,389	$(10,506,525)

 The accompanying notes are an integral part of these financial statements.

ESSEX HOLDINGS, LLC
STATEMENT OF MEMBERS’ EQUITY (Deficit)

	Essex Holdings, LLC
	(Predecessor)
				Total
	Members'	Paid in	Accumulated	Members'
	Contributions	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2008	40,270,000	34,740	(43,212,535)	(2,907,795)

Share based compensation	-	196,862	-	196,862

Net income	-	-	11,417,074	11,417,074

Balance - October 31, 2008	$40,270,000	$231,602	$(31,795,461)	$8,706,141

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten
				Months Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,573,658)	$1,195,806	$(11,917,121)	$11,417,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of tangible assets	13,157,670	11,331,394	1,828,233	7,018,999
Amortization of loan acquisition costs and other intangibles	1,035,601	1,155,744	203,314	353,300
Amortization of promissory notes discount	8,011	-	-	-
Gain on sale of rental equipment	(703,870)	(893,413)	(291,094)	(3,522,928)
Deferred income taxes	(3,434,877)	73,418	(9,854,835)	7,103,541
Goodwill impairment	-	-	23,895,733	-
Share based compensation expense	1,220,812	584,438	55,082	196,862
Professional fees paid through issuance of common shares	15,522	-	-	-
Change in fair value of interest rate swap	(159,455)	-	-	524,259
Changes in operating assets and liabilities:
Accounts receivable, net	111,877	6,376,566	(649,257)	1,106,901
Other receivables	168,023	(517,030)	(860,233)	-
Interest earned in trust fund	-	-	(1,709,916)	-
Prepaid expenses and other assets	(974,695)	30,681	(107,620)	(757,641)
Increase in deferred interest	-	-	(243,405)	-
Retail equipment inventory	182,879	-	-	-
Spare parts inventory	611,559	(279,378)	(212,829)	(95,904)
Accounts payable and accrued expenses	(8,516,276)	(2,530,691)	(416,317)	3,963,504
Unearned rental revenue	1,420,897	(1,383,109)	(396,270)	416,065

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,429,980)	15,144,426	(676,535)	27,724,032

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Hyde Park common stock	-	-	-	(9,957,441)
Acquisition of business, net of cash acquired	(31,795,947)	-	(77,711,958)	-
Net sales of securities held in trust fund	-	-	102,637,550	-
Purchases of rental equipment	(242,020)	(17,164,399)	(2,795,006)	(18,041,380)
Purchases of property and equipment	(1,016,762)	(988,949)	(158,721)	(2,972,681)
Accounts receivable from rental equipment sales	107,042	(107,042)	-	739,256
Proceeds from sale of rental equipment	4,255,761	6,478,197	1,730,771	6,709,034

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(28,691,926)	(11,782,193)	23,702,636	(23,523,212)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten
				Months Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt obligation	$-	$2,554,637	$-	$-
Proceeds from revolving credit facility	74,600,102	58,100,748	12,234,529	78,030,836
Payments on revolving credit facility	(43,925,681)	(63,558,968)	(14,845,371)	(77,998,390)
Payments on short-term debt obligations	(7,796,731)	-	-	-
Payments on capital lease obligation	(7,692)	(4,595)	-	-
Payments to reacquire common stock subject to repurchase	-	-	(18,704,715)	-
Proceeds from the issuance of common stock	14,190,000	-	-	-
Payment of equity issuance costs	(644,219)	-	-	-
Payments to repurchase common stock	-	-	(291,945)	-
Proceeds from the exercise of warrants	2,368,266	-	-	-
Payments to repurchase warrants	(853,516)	(378,896)	(1,506,380)	-
Payments for debt issuance costs	(558,339)	(14,651)	(825,020)	(270,000)
Payment to terminate interest rate swap	-	-	-	(3,280,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,372,190	(3,301,725)	(23,938,902)	(3,517,554)

Effect of exchange rate changes in cash	24,522	-	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,274,806	60,508	(912,801)	683,266

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,508	139,000	1,051,801	8,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,474,314	$199,508	$139,000	$691,660

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Equity issuance fee in accrued expenses	$129,382	$-	$-	$-
Debt issuance costs in accrued expenses	$238,375	$-	$-	$-
Promissory notes and common stock warrants exchanged for assumed debt	$5,227,000	$-	$-	$-
Portion of Coast Crane debt paid-off with proceeds from new Coast Crane revolving credit facility	$49,551,516	$-	$-	$-
Assumption of other long-term debt obligations	$3,831,433	$-	$-	$-
Revolving credit facility assumed	$2,743,160	$-	$-	$-
Equipment obtained through capital lease	$1,423	$27,931	$-	$-
Equipment purchased directly through short-term debt obligation	$2,560,847	$2,615,977	$-	$-
Issuance of stock related to acquisition of business	$-	$-	$5,923,734	$-
Unrealized (gain) loss on designated derivative instruments, net of tax	$941,840	$(690,926)	$2,120,829	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$6,864,814	$6,338,956	$1,426,770	$11,078,750
Cash paid for income taxes	$23,344	$(122,435)	$718,135	$825,144

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”), formerly known as Hyde Park Acquisition Corp. ("Hyde Park"), and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. (“Essex Finance”), CC Acquisition Holding Corp. (“CC Acquisition”), CC Bidding Corp. (“CC Bidding”) and Coast Crane Ltd. (“Coast Crane Ltd.”), (collectively the "Company" or "Successor").  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On November 24, 2010, CC Bidding, a Delaware corporation and an indirectly wholly-owned subsidiary of the Company completed the acquisition (the “Coast Acquisition”) of substantially all of the assets of Coast Crane Company, a Delaware corporation (“Coast Crane”).  The assets acquired in the Coast Acquisition consisted of all of the assets used by Coast Crane in the operation of its specialty lifting solutions and crane rental services business, including cranes and related heavy lifting machinery and equipment and spare parts, inventory, accounts receivable, rights under executory contracts, other tangible and intangible assets and all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Crane conducted its operations in Canada.  Following the completion of the Coast Acquisition, CC Bidding changed its name to “Coast Crane Company” and filed trademark and tradename protection with the United States and state governments.

The Company, through its subsidiaries, Essex Crane and Coast Crane, is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry mainly throughout the United States of America including Hawaii and Alaska, Guam and Canada for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial and infrastructure related projects.  The Company, through its subsidiary Coast Crane, is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

The accompanying financial statements of the Company include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for all periods presented.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the assets acquired and liabilities assumed arising from the acquisition on October 31, 2008 were as follows:

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

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the year ended December 31, 2008 as if the acquisition of Holdings had occurred as of January 1, 2008.  The pro forma adjustments recorded associated with the fair value of assets acquired relate to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended
December 31,
2008

Total revenues	$85,851,346
Gross profit	47,406,908
Income from operations	4,817,554
Net loss	(3,639,001)
Basis and diluted net loss per common share	$(0.26)

The above unaudited pro forma information includes a $23.9 million impairment charge for the write-off of goodwill and is presented for illustrative purposes only and is not intended to be, and may not be indicative of the results of operations that would have actually occurred had the acquisition of Holdings occurred as presented.  Also, future results may vary significantly from the results reflected in such pro forma information.

Acquisition of Coast Crane’s Assets

On November 12, 2010, the United States Bankruptcy Court for the Western District of Washington approved an Asset Purchase Agreement (the "Coast Crane Purchase Agreement") between CC Bidding, an indirect wholly-owned subsidiary of the Company, and Coast Crane, a Delaware corporation pursuant to which CC Bidding agreed to purchase substantially all of the assets, including 100% of the outstanding shares of capital stock of Coast Crane Ltd., and assume certain liabilities, of Coast Crane (the “Coast Crane Acquisition”).  Coast Crane, a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States, filed a voluntary petition for relief under the United States Bankruptcy Code on September 22, 2010 (Case Number 10-21229).  The Coast Acquisition was completed on November 24, 2010.  Subsequent to the Coast Acquisition, the Company filed trademark and tradename protection with the United States and state governments

The primary reasons for the Company’s acquisition of Coast Crane’s assets are as follows:

•
Broaden the Company’s product offerings to encourage customers to utilize the Company’s expanded product offerings for their heavy lifting construction equipment needs with an ability to leverage customer relationships between the operating subsidiaries while providing for cross selling opportunities;

•	Extend the Company’s geographic footprint to the Western and Northwestern U.S., Alaska, Hawaii, Guam and the South Pacific;

•
Provide new revenue streams from the distribution of new and used equipment and diversifying revenue streams from a larger mix of equipment allowing for more consistent earnings through economic cycles; and

•
Providing an opportunity for the Company to obtain a significant pool of rental equipment assets in one transaction as well as a highly trained workforce with significant construction equipment expertise.

The components of the total consideration transferred of $103.2 million, which includes settlement of certain liabilities in accordance with the bankruptcy proceedings, by CC Bidding for the purchase of Coast Crane’s assets is as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash consideration:

Cash from proceeds of common share issuance	$14,190,000
Cash from Essex Rental Corp.	20,310,000
Cash from proceeds from new revolving credit facility	49,551,816

Total cash transferred at close	84,051,816
Plus: transaction expenses paid outside of close	1,160,501
Less: transaction expenses	(2,735,917)

Total cash consideration	82,476,400

Liabilities assumed:

Unsecured promissory note	5,227,000
Canadian revolving credit facility	2,743,160
Purchase money security interest debt	3,831,433
Interest rate swap agreements	1,600,650
Trade payables	5,835,000
Accrued benefits and employee compensation	1,494,058

Total liabilities assumed per the Purchase Agreement	20,731,301

Total consideration transferred	$103,207,701

The allocation of total consideration transferred to the assets acquired and liabilities assumed is as follows:

Assets acquired:

Cash and cash equivalents	$1,128,636
Accounts receivable	7,939,653
Other receivables	706,656
Equipment inventory	5,561,692
Retail spare parts	2,477,685
Prepaid expenses and other assets	1,729,032
Rental equipment	81,761,249
Property and equipment	2,433,624
Loan acquisition costs assumed	40,670
Identifiable intangible assets	2,100,000
Goodwill	1,796,126

Total assets acquired	107,675,023

Liabilities assumed:

Other accounts payable	2,132,635
Accrued taxes	356,104
Accrued other expenses	226,251
Unearned revenue and customer deposits	1,378,160
Deferred tax liabilities	377,692

Total other liabilities assumed	4,470,842

Foreign currency exchange impact	3,520

Net assets acquired	$103,207,701

The methodology in allocating the total consideration transferred to acquire the assets of Coast Crane of $103.2 million, to the assets acquired and liabilities assumed is described below as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The book value of other current assets, accounts payable and accrued liabilities were determined to approximate their fair value due to their short term nature;

•	Certain amounts related to income taxes remain subject to adjustment and will be finalized during the measurement period;

•
Accounts receivables were recorded at their estimated fair values based on expected collectability.  The gross contractual receivables of accounts and other receivables as of the date of acquisition were approximately $9.0 million.  Management’s best estimate of the gross accounts receivable not expected to be collected is $1.1 million;

•	Management estimated the fair value of new and used equipment inventory based on recent sales prices, values of similar rental equipment assets and published market values;

•
An experienced and qualified third party assisted in the valuation of the Company’s rental equipment and titled vehicles included in property and equipment using the cost and market approaches based in part on assumptions provided by management;

•
An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark and spare parts inventory using the income approach based in part on assumptions provided by management; and

•
The remaining excess purchase price paid over the net assets acquired was recorded as goodwill all of which will be deductible for tax purposes. Goodwill includes the vlaue of the assembled workforce and synergies created through the Coast Acquisition.

The following table contains the amounts of revenues and earnings of CC Bidding included in the accompanying consolidated statement of operations for the year ended December 31, 2010:

For the Period
November 24, 2010 to
December 31, 2010

Total revenues	$5,403,551
Gross profit	519,701
Loss from operations	(959,550)
Net loss	(810,314)

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated income information of the Company for the years ended December 31, 2010 and 2009 as if the acquisition of Coast Crane had occurred as of the beginning of each reporting period.  The pro forma adjustments recorded associated with the fair value of assets acquired relate to additional depreciation expense resulting from the increase in fair value of rental equipment and property and equipment and additional interest expense associated with the debt incurred to finance the acquisition:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009

Total revenues	$108,462,689	$170,396,760
Gross profit	15,273,316	36,238,357
Income (loss) from operations	(15,089,819)	4,926,509
Net loss	(18,466,728)	(7,886,905)
Basis and diluted net loss per common share	$(0.97)	$(0.45)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Private Placement Transactions

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

In connection with the bid for Coast Crane’s assets, Essex entered into subscription agreements providing for the sale of an aggregate of 3,300,000 shares of common stock, par value $0.0001 per share, at a price of $4.30 per share, or $14,190,000 in the aggregate, in a private offering. The closing of the private offering and the issuance of shares of common stock pursuant to the subscriptions was contingent upon the Company being the successful bidder for and consummating the acquisition of, the assets of Coast Crane. The proceeds of the offering were used to fund part of the cash portion of the purchase price for Coast Crane's assets.

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

Revenue Recognition

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance.  We generate revenue from the rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance.  In many instances, the Company provides some of the above services under the terms of a single customer Equipment Rental Agreement.  The Company also generates revenue from the retail sale of equipment and spare parts.

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

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight line basis over the rental period specified in the associated equipment rental agreement.  Rental contract terms span several months or longer.  Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period.  Repair service revenue is recognized when the service is provided.  Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex Crane service center, storage yard or next customer location.  New and used rental equipment and part sales are recognized upon acceptance by the customer and the execution of a definitive sales agreement stipulating the date risk ownership is transferred.

These policies are directly related to our cash flow and earnings.  There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts.  The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Shipping and Handling Costs and Taxes Collectible from Customers

The Company classifies shipping and handling amounts billed to customers as revenues and the corresponding expenses are included in cost of revenues in the consolidated statements of operations. The Company accounts for taxes due from customers on a net basis and as such, these amounts are excluded from revenues in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice price net of an estimate of allowance for doubtful accounts and reserves for credit memos, and generally do not bear interest.

 ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was approximately $1,742,000 and $1,545,000 as of December 31, 2010 and 2009, respectively.  Bad debt expense was approximately $496,000 and $600,000 for the years ended December 31, 2010 and 2009, respectively.  The Company’s bad debt expense was $160,000 for the year ended December 31, 2008, which represents Essex Crane for the two month post-acquisition period.  For the ten month period ended October 31, 2008, the Predecessor’s bad debt expense was $680,000.

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

       Inventory

Inventory is stated at the lower of cost or market. Spare parts inventory is used to service rental equipment and is sold on a retail basis. Spare parts inventory used to support the crawler crane rental fleet is classified as a non-current asset as it is primarily used to support rental equipment repair operations.  Spare parts inventory used to service rental equipment is recorded as repairs and maintenance expense in the period the parts were issued to a repair project, or, usage is reclassified as additional cost of the rental equipment if the repair project meets certain capitalization criteria as discussed below.  Equipment inventory is accounted for using the specific-identification method and retail parts and spare parts inventory are accounted for using the average cost method.

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the consolidated balance sheet dates. The obsolescence reserve was approximately $279,000 and $189,000 as of December 31, 2010 and 2009, respectively.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 5 to 30 years.  In excess of 95% of the assets have a useful life greater than 15 years.  Projects with costs in excess of $20,000 for equipment improvements that extend the useful lives or enhance a crane’s capabilities are capitalized in the period they are incurred and depreciated using the straight line method over an estimated useful life of 7 years.  Individual rental equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful lives of the respective item purchased.  During the years ended December 31, 2010 and 2009, the Company capitalized rental equipment maintenance expenditures of approximately $0.8 million and $0.4 million, respectively.  During the year ended December 31, 2008, which represents the two month post-acquisition period, the Company did not capitalize rental equipment maintenance expenditures.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Expenditures for betterments and renewals in excess of $5,000 that extend the useful lives or enhance the assets’ capabilities are capitalized and are depreciated on the straight line basis over the remaining lives of the assets.  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations.  The Company capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $0.8 million and $0.6 million during the years ended December 31, 2010 and 2009, respectively.

External costs incurred by the Company to develop computer software for internal use are capitalized in accordance with applicable accounting guidance.  The Company capitalized $0.2 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.  Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight line basis over their useful lives.  During 2010, the Company placed approximately $0.8 million of capitalized costs in service associated with the development of a new Enterprise Resource Planning system (“ERP system”).  The ERP system implementation was completed early in 2010 and is being amortized on a straight line basis over its 3 year useful life beginning in the first quarter of 2010.  The Predecessor’s cumulative capitalized software was $926,619 and accumulated amortization was $897,432 at October 31, 2008.  For the ten months ended October 31, 2008, the Predecessor’s amortization expense was $15,680.

Loan Acquisition Costs

Loan acquisition costs include underwriting, legal and other direct costs incurred in connection with the issuance of the Company’s debt.  These costs are capitalized and amortized using the straight line method over the remaining period of the debt, which is not materially different from the effective interest method, and included in interest expense.

Goodwill and Other Intangible Assets

Coast Crane Acquisition Intangibles

The Company used the purchase method of accounting for its acquisition of Coast Crane’s assets. The acquisition resulted in an allocation of purchase price to goodwill and other intangible assets. The cost of the Coast Acquisition was first allocated to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired in the amount of $1,796,126 was recorded as goodwill.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable finite lived intangible assets consist of customer relationships and trademarks obtained in the acquisition of Coast Crane’s assets. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 7 years and 5 years, respectively.

Holdings Acquisition Intangibles

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

Included in identifiable finite lived intangible assets are customer relationships and trademarks obtained in the acquisition of Holdings. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 5 years.

Long-lived Assets

Long lived assets are recorded at the lower of amortized cost or fair value.  As part of an ongoing review of the valuation of long-lived assets and finite-lived intangibles, the Company assesses the carrying value of these assets if such facts and circumstances suggest that they may be impaired.  If this review indicates the carrying value of these assets may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining future life, the carrying value would be reduced to its estimated fair value.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2010, 2009 and 2008.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately within the statement of operations. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.  No hedge ineffectiveness was recognized within the statement of operations during the years ended December 31, 2010, 2009 or 2008.

The Company assumed three interest rate swaps with a combined notional amount of $21.0 million in conjunction with its purchase of Coast Crane’s assets and did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment for economic reasons and the forecasted inherent hedge ineffectiveness that would have resulted from the differences in terms of the assumed swaps and the new revolving credit facility.  As such, the derivative financial instruments assumed have been recorded at fair value in the accompanying consolidated balance sheets in long-term liabilities with changes in the underlying fair value reported as a component of other income (expenses) in the Company’s consolidated statements of operations.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Reporting

The Company has determined that although it has several distinct revenue streams including equipment rental and transportation, equipment sales, and repairs and maintenance, it has only one reportable segment.  This determination was based upon how management allocates its resources and assesses performance.  Management is currently in the process of evaluating the impact of the acquisition of Coast Crane related to financial reporting and may determine that there is more than one reporting segment in the future.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year.  Gains or losses from these translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

The following table provides a summary of the reclassifications made in each period:

	Successor	Predecessor
		For the Ten
	Year Ended	Months Ended
	December 31,	October 31,
	2008	2008

Equipment repairs and maintenance revenue previously reported	$999,950	$5,901,901
Reclassification of insurance recovery revenue	386,103	136,738
Equipment repairs and maintenance revenue	$1,386,053	$6,038,639

Equipment repairs and maintenance cost of revenues previously reported	$850,379	$5,330,053
Reclassification of insurance recovery expenses	386,103	81,219
Equipment repairs and maintenance cost of revenues	$1,236,482	$5,411,272

Other income - net, insurance recoveries	$-	$55,519
Reclassification to income from operations	-	(55,519)
Other income - net, insurance recoveries	$-	$-

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued and Adopted Accounting Pronouncements

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

3.	Rental Equipment

Rental equipment consists of the following:
	Year Ended December 31,
	2010	2009

Rental Equipment	$354,601,219	$273,199,851
Less: accumulated depreciation	(24,222,427)	(12,432,173)
Rental Equipment, net	$330,378,792	$260,767,678

       Essex Rental’s depreciation expense related to rental equipment was $12,227,301 and $10,821,685 for the years ended December 31, 2010 and 2009, respectively and is included in cost of revenues in the accompanying consolidated statements of operations.  Essex Rental’s depreciation expense related to rental equipment was $1,749,762 for the year ended December 31, 2008, which represents Essex Crane for the two month post-acquisition period, and is included in cost of revenues in the accompanying consolidated statements of operations.

For the ten months ended October 31, 2008, the Predecessor’s depreciation expense related to rental equipment was $6,635,454.

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues.  Future contractual minimum rental revenues as required by executed rental agreements as of December 31, 2010 are as follows:

2011	$4,884,000
2012	333,000
Total minimum rental revenue	$5,217,000

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2010	2009

Land	$2,575,000	$2,575,000
Buildings and improvements	2,557,695	2,075,000
Automobiles, trucks, trailers and yard equipment	2,771,967	985,650
Information Systems equipment and software	816,444	29,187
Office equipment	321,049	97,461
Machinery, furniture and fixtures	662,927	666,077
Construction in progress	441,659	1,141,464

Total property and equipment	10,146,741	7,569,839

Less: accumulated depreciation	(1,419,285)	(588,179)

Property and equipment, net	$8,727,456	$6,981,660

The amount of costs incurred and capitalized for projects not yet completed at December 31, 2010 and 2009 were $0.4 million and $1.1 million, respectively, and include funds deposited with rental equipment manufacturers to secure the acquisition of assets of $0.3 million as of December 31, 2009.  Essex Rental’s depreciation expense related to property and equipment was $930,369 and $509,709 for the years ended December 31, 2010 and 2009, respectively.  Essex Rental’s depreciation and amortization expense related to property and equipment was $78,470 for the year ended December 31, 2008, which represents Essex Crane for the two month post-acquisition period.  The Predecessor’s depreciation expense related to property and equipment for the ten months ended October 31, 2008 was $383,545.

Depreciation expense related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

5.	Loan Acquisition Costs

On November 24, 2010, the Company assumed Coast Crane Ltd.’s Canadian revolving credit facility and related loan acquisition costs of $40,670.  The Company is amortizing these loan acquisition costs over the remaining life of the credit facility, which matures in May 2012.  The Company also incurred $664,274 of loan acquisition costs related to the new Coast Crane revolving credit facility and $132,440 in November 2010 related to the $5.2 million unsecured promissory note.  Loan costs associated with the new Coast Crane revolving credit facility are being amortized over the four year term of the new revolving credit facility.  Loan costs associated with the unsecured promissory notes are being amortized over the three year term of the unsecured promissory note.

Loan acquisition costs consist of the following:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009

Gross carrying amount	$3,312,525	$2,474,073
Less: accumulated amortization	(1,091,647)	(576,896)
Loan costs, net	$2,220,878	$1,897,177

The Company’s loan acquisition costs amortized to interest expense for the years ended December 31, 2010 and 2009 were $514,719 and $494,915, respectively.  The Company’s loan acquisition costs amortized to interest expense for the year ended December 31, 2008 was $81,981, which represents Essex Crane for the two month post-acquisition period.

The Predecessor’s loan acquisition costs amortized to interest expense for the ten months ended October 31, 2008 was $353,300.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2010 are as follows for the years ending December 31:

2010	$732,782
2011	714,417
2012	621,451
2013	152,228
Total	$2,220,878

6.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the acquisition of Coast Crane’s assets on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

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

In addition, a customer relationship intangible and trademark intangible were recorded at fair value associated with the acquisition of Coast Crane’s assets and Holdings.  The fair value of the customer relationship intangible and trademark intangible related to the acquisition of Coast Crane’s assets were $1.5 million and $0.6 million, respectively.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at December 31, 2010:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$1,159,352	$(632,904)	$526,448
Essex Crane trademark	1,186,756	(647,046)	539,710
Coast Crane customer relationship intangible	1,500,000	(13,095)	1,486,905
Coast Crane trademark	600,000	(10,000)	590,000
	$4,446,108	$(1,303,045)	$3,143,063

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$1,455,032	$(386,783)	$1,068,249
Essex Crane trademark	1,487,369	(395,379)	1,091,990
	$2,942,401	$(782,162)	$2,160,239

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $295,680 and $344,968 for the years ended December 31, 2010 and 2009, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the Essex Crane trademark intangible was reduced by $300,613 and $352,631, for the years ended December 31, 2010 and 2009, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $520,883, $660,829 and $121,333 for the years ended December 31, 2010, 2009 and 2008, respectively.

The expected amortization of the Company’s identifiable finite lived intangible assets is as follows:

2011	$997,622
2012	997,622
2013	927,813
2014	578,767
2015 and thereafter	944,284
$4,446,108

7.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	December 31,		Average Interest	Maturity
	2010	2009	as of 12/31/2010 (1)	Date Ranges
Essex Crane revolving credit facility	$158,300,090	$131,919,701	2.67%	Oct-13
Coast Crane revolving credit facility	53,909,026	-	5.33%	Nov-14
Canadian revolving credit facility	2,750,855	-	6.89%	May-12
Promissory notes	4,938,611	-	11.90%	Dec-13
Purchase money security interest debt	2,982,920	-	3.57%	Sep-15 - Feb-16
Short-term debt obligations	783,243	5,170,614	N/A	within 1 Year
Total debt obligations outstanding	$223,664,745	$137,090,315

(1) Weighted average interest rates exclude the impact of the Company's interest rate swaps.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate payments of principal on debt obligations outstanding as of December 31, 2010 for each of the next five years and thereafter based on contractual installment payment terms and maturities are as follows:

2011	$783,243
2012	3,534,098
2013	164,021,944
2014	54,692,269
2015 and therafter	633,191
$223,664,745

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“revolving credit facility”), which permits it to borrow up to $190.0 million.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment.  The revolving credit facility is collateralized by a first security interest in substantially all of Essex Crane’s assets.

Borrowings under the Essex Crane revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2010) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.26% at December 31, 2010) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At December 31, 2010 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 8 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $186.0 million as of December 31, 2010.  The Company’s available borrowing under the revolving credit facility is approximately $27.7 million as of December 31, 2010.  In addition, as of December 31, 2010, there was $5.8 million of available formulaed collateral in excess of the maximum amount of $190.0 million.

As of December 31, 2010 and for the year then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $27.7 million well exceeded the threshold at December 31, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Coast Crane Revolving Credit Facility

On November 24, 2010, CC Bidding and CC Acquisition Holding, the direct parent of CC Bidding, entered into a new revolving credit facility in conjunction with the acquisition of Coast Crane’s assets.  The Credit Agreement provides for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million with a $2.0 million aggregate principal sublimit for letters of credit.  CC Bidding may borrow, repay and reborrow under the Facility. CC Bidding’s ability to borrow under the Facility is subject to, among other things, a borrowing base calculated based on  the sum of (a) 85% of eligible accounts, (b) the lesser of 50% of eligible spare parts inventory and $5.0 million, (c) the lesser of 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new equipment inventory and $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at CC Bidding’s election.  CC Bidding will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75% per annum.  Interest on the revolving loans and fees on the letter of credit accommodations will be payable monthly in arrears.  CC Bidding will also be obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%.  At December 31, 2010 the applicable LIBOR rate, Base rate, and unused line commitment fee were 1.50%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the Coast Crane revolving credit facility, net of reserves was approximately $65.9 million as of December 31, 2010.  The Company’s available borrowing under the Coast Crane revolving credit facility is approximately $12.0 million as of December 31, 2010.

 Proceeds of the first borrowing under the Credit Agreement in the amount of $49,551,816 were used to pay part of the cash portion of the purchase price, costs, expenses and fees payable in connection with the Coast Acquisition and the negotiation and entry into the Coast Crane revolving credit facility.

As of December 31, 2010 and for the year then ended, the Company was in compliance with its covenants and other provisions of the Coast Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio, commencing with the first quarter ending March 31, 2011, do not become active unless the available borrowing falls below the $8.0 million threshold.  The Company’s available borrowing base of approximately $12.0 million well exceeded the threshold at December 31, 2010.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Canadian Revolving Credit Facility

In conjunction with the acquisition of Coast Crane’s assets, including all of the outstanding shares of capital stock of Coast Crane Ltd., the Company assumed the obligations under a Canadian revolving credit facility (the “Canadian Credit Facility”).  The principal balance assumed as of the date of the Coast Acquisition was $2,743,160.  Under the Canadian Credit Facility, the Company may borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada.  As of December 31, 2010, there was no additional availability under the Canadian Credit Facility.

Interest accrues on the outstanding revolving loans under the Canadian Credit Facility at either a per annum rate equal to (a) CDOR plus 5.60% or (b) or Canadian Prime rate plus 4.25%, at Coast Crane Ltd.’s election.  Interest on the revolving loans are payable monthly in arrears.  CC Bidding will also be obligated to pay an unused line fee on the amount by which the maximum credit under the Facility exceeds the aggregate amount of revolving loans based on a per annum rate of 0.25%.  At December 31, 2010 the applicable CDOR rate and unused line commitment fee were 1.29% and 0.25%, respectively.  The revolving credit facility is collateralized by a first security interest in substantially all of Coast Ltd’s assets.

Unsecured Promissory Notes

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness for one or more promissory notes issued by the Company in the aggregate principal amount of $5,227,000.  As additional consideration under the agreement, the Company agreed to issue to the holders of such indebtedness warrants entitling the holder thereof to purchase up to 90,000 shares of Essex common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction.  In the event that the promissory notes are paid in full by the Company on or prior to the six month anniversary of the date of issuance (May 29, 2011), the number of warrants exercisable by the unsecured promissory note holders will be decreased to 30,000 warrants.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid in capital and will be amortized using the effective interest method, which is not materially different than on a straight-line basis over the three year life of the notes as additional interest expense.  The unamortized balance of this discount as of December 31, 2010 was $288,389.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

The purchase money security interest debt consists of the financing of seven pieces of equipment.  These amortizing debt obligations were assumed by the Company in conjunction with the purchase of Coast Crane’s assets.  Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears.  As the loans are amortizing, approximately $0.8 million of the total $3.8 million in principal payments are due prior to December 31, 2011 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2010.

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009.  The outstanding balance on the short-term debt obligations was $5.2 million as of December 31, 2009.  Essex Finance entered into a third short-term obligation for $2.6 million with similar terms as the previous two obligations during the three months ended March 31, 2010.  These short-term obligations are interest free for six months and then accrue interest at 3.0% for an additional six months and are collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a principal payment of 10% is due.  On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance is due.

The remaining outstanding principal balances of all three short-term debt obligations of approximately $7.2 million in aggregate were paid in full by the Company in 2010 using proceeds from drawing on the Essex Crane revolving credit facility.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of December 31, 2010 and 2009, the Company had four and one interest rate swaps outstanding, respectively, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Essex Crane Interest Rate Swap

In November 2008, the Company entered into an interest rate swap agreement with the lead lender of its Essex Crane revolving credit facility to hedge its exposure to interest rate fluctuations.  The swap agreement has a notional principal amount of $100.0 million and matures in November 2012.  Under the agreement, the Company pays a 2.71% fixed interest rate plus the applicable margin under the revolving credit facility (or a total interest rate of 4.96%).  This interest rate swap is designated as a cash flow hedge.

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of December 31, 2010, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 63% of Essex Crane’s credit facility.  As of December 31, 2010, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.94%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the years ended December 31, 2010, 2009 or 2008.

For the year ended December 31, 2010, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $1,519,097 ($941,840 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending December 31, 2011, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the acquisition of Coast Crane’s assets.  The assumed interest rate swaps have a notional amount of $7.0 million each and expire on May 18, 2012.  Under the agreements, the Company pays fixed interest of 5.62% and receives three-month LIBOR.  The Company did not contemporaneously document the hedge designation on the date of assumption in order to quality for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the year ended December 31, 2010 was an unrealized gain of approximately $159,455 and was reported as a component of other income (expenses) in its consolidated statement of operations.

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate swaps was 4.83% at December 31, 2010.  The impact of the interest rate swaps resulted in an increase in interest expense of approximately $2.6 million for the year ended December 31, 2010.  The weighted average interest rate of the revolving credit facility, including the impact of the interest rate swaps was 4.37% at December 31, 2009.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $2.4 million for the year ended December 31, 2009.  The weighted average interest rates of the revolving credit facility, including the impact of the interest rate swaps, was approximately 4.53% at December 31, 2008.  The impact of the interest rate swap resulted in an increase in interest expense of approximately $123,000 for the year ended December 31, 2008.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of December 31, 2010 and 2009:

Disclosure of Fair Value of Liability Derivatives

		Fair Value as of
	Balance Sheet	December 31,
	Location	2010	2009
Derivative designated as hedging instrument
Interest Rate Swap	Long-term liabilities	$3,825,391	$2,306,294

Undesignated economic derivatives
Interest Rate Swaps	Lont-term liabilities	1,441,195	-
Total fair value of liability derivatives		$5,266,586	$2,306,294

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the years ended December 31, 2010, 2009 and 2008.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Year Ended December 31, 2010

Interest Rate Swap	$(3,995,774)	Interest expense	$(2,476,677)	Other income / (expense)	$-

For the Year Ended December 31, 2009

Interest Rate Swap	$(1,281,650)	Interest expense	$(2,399,969)	Other income / (expense)	$-

For the Year Ended December 31, 2008

Interest Rate Swap	$(3,548,092)	Interest expense	$(123,479)	Other income / (expense)	$-

Credit-risk-related Contingent Features

The Company’s operating subsidiaries Essex Crane and Coast Crane separately have agreements with each of their derivative counterparties that contain a provision where if the Company’s Subsidiaries default on any of their indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company’s subsidiaries could also be declared in default on their derivative obligations.

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately ($5.3 million).  As of December 31, 2010, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at December 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of approximately ($5.5 million).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Interest Rate Swap Agreement

In September 2007, the Predecessor entered into an interest rate swap agreement with its lead lender to hedge its exposure to interest rate fluctuations.  The initial notional principal amount was $120.0 million through March 2009, at which time the notional principal amount was reduced to $100.0 million for the remaining period though the original March 2010 maturity date.  Under the agreement, the Predecessor paid a 5% fixed interest rate.  The Predecessor subsequently terminated the swap agreement on September 22, 2008, which resulted in the payment of a settlement amount of $3,280,000.

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $5.3 million and $2.3 million at December 31, 2010 and 2009, respectively.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The detachable warrants issued to the holders of the unsecured promissory notes were valued using the Black-Scholes pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility was based on the volatility of its outstanding shares of common stock.  The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the warrants. The expected term of the warrants was based on management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the warrants. The expected volatility, dividend, term and risk free interest rate used to value the warrants granted in 2010 were 60.0%, 0.0%, 3 years and 0.81%, respectively.  The Company classifies the fair value of the detachable warrants in Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

10.  Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2010	2009	2008

Net income (loss)	$(9,573,658)	$1,195,806	$(11,917,121)
Weighted average shares outstanding:
Basic	16,102,339	14,110,789	13,517,010
Effect of dilutive securities:
Warrants	-	1,694,402	-
Options	-	-	-
Diluted	16,102,339	15,805,191	13,517,010

Basic earnings (loss) per share	$(0.59)	$0.08	$(0.88)
Diluted earnings (loss) per share	$(0.59)	$0.08	$(0.88)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the years ended December 31, 2010, 2009 and 2008 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the years ended December 31, 2010, 2009 and 2008 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Options that could be converted into 949,781 and 565,000 weighted average common shares for the years ended December 31, 2010 and 2009, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Calculated on a weighted average basis on the number of days outstanding, warrants that could be converted into 8,089,049 weighted average common shares for the year ended December 31, 2010 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average amount for the year ended December 31, 2010 includes a large number of warrants that were converted to common stock in connection with the Company’s offer to permit the Company’s warrant holders to tender their warrants for exercise, on a cashless basis.  Pursuant to the offer, approximately 7.6 million warrants were converted into shares of common stock as of June 29, 2010 (the expiration date of the offer) and therefore these warrants were outstanding for a significant portion of the year ended December 31, 2010 and accordingly increased the weighted average shares outstanding.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2010, there were 4,149,556 Warrants, 1,050,969 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $4.89, $5.40, and $8.80, respectively.

11.  Income Taxes

Income tax (benefit) expense consists of the following:

	Essex Rental			Predecessor
				Ten Months
				Ended
	Year Ended December 31,			October 31,
	2010	2009	2008	2008
Current income taxes:
Federal	$(456,892)	$457,409	$210,512	$723,942
State and local	(48,030)	144,160	144,727	235,596
Foreign	(23,939)	-	-	-

Deferred income taxes:
Federal	(5,716,344)	(107,781)	(7,805,827)	6,867,955
State and local	886,227	(516,397)	(615,363)	235,586
Foreign	1,048	-	-	-

Total income tax (benefit) expense	$(5,357,930)	$(22,609)	$(8,065,951)	$8,063,079

The Company’s current income tax expense for 2010 primarily relates to a decrease in unrecognized tax benefits associated with the settlement of uncertain tax positions partially offset by the amortization of the Company’s excess tax goodwill.  The Company’s deferred income tax benefit for 2010 is primarily relates to the reduction in deferred tax liability for rental equipment and property and equipment and an increase in net operating loss.

The Company’s current income tax expense for 2009 relates to 2008 tax return to provision differences, an increase in uncertain tax positions and state and local taxes.  The Company’s deferred income tax benefit for 2009 related primarily to amortization of the Company’s tax deductible goodwill and a change in estimate associated with the Company’s state income tax apportionments and rates.  The Company’s current income tax expense for 2008 relates to Federal alternative minimum tax and state and local taxes while the deferred income tax benefit relates primarily to the Company’s recognition of goodwill impairment.

The Predecessor’s current income tax expense for the ten months ended October 31, 2008 relates primarily to Federal alternative minimum tax, state taxes and amounts recorded related to uncertain tax positions.  The Predecessor’s deferred income tax expense for the ten months ended October 31, 2008 primarily relates to the utilization of the net operating losses and the change in deferred tax liability for rental equipment and property and equipment.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	Successor			Predecessor
				Ten Months
				Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008

Federal statutory rate	35.0%	35.0%	(35.0)%	35.0
State and local taxes	1.3%	(40.7)%	(2.6)%	1.9
Change in state valuation allowance	(7.4)%	4.7%	(0.5)%	-
Dividend income not taxable	-%	-%	(2.3)%	-
Non-deductible transaction costs	-%	-%	-%	2.1
Uncertain tax positions	7.1%	4.7%	-%	2.1
Meals, entertainment and other	(0.1)%	(5.6)%	0.0%	0.3
Effective income tax rate	35.9%	(1.9)%	(40.4)%	41.4

The Company’s effective rate for the year ended December 31, 2010 was higher than the statutory tax rate primarily due to state and local taxes.  The increase in the effective tax rate related to an additional state NOL valuation allowance was substantially offset by the reduction in unrecognized benefit associated with the effective settlement of uncertain tax positions.

The Company’s effective rate for the year ended December 31, 2009 was lower than the statutory tax rate primarily due to state and local taxes.  The Company’s state deferred tax assets and liabilities were adjusted in 2009 associated with a change in estimate associated with its state income tax apportionments and rates resulting in a net state tax benefit.  The Company’s effective rate for the year ended December 31, 2008 differed from the statutory tax rate primarily due to state and local taxes and dividend income that is not taxable.

The Predecessor’s effective tax rate for the ten months ended October 31, 2008 was higher than the federal statutory tax rate primarily due to state and local income taxes, non-deductible transaction costs and amounts recorded for uncertain tax positions.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$924,857	$778,856
Accrued expenses	1,294,095	945,765
Goodwill and other intangibles	5,960,522	6,643,801
Inventory	176,442	-
Net operating loss carry-forwards	24,129,665	20,092,357
Tax credits and other	1,920,051	2,140,133
	34,405,633	30,600,912
Valuation allowance	(1,166,874)	(68,567)
Total deferred tax assets, net	33,238,759	30,532,345

Deferred tax liabilities:
Rental equipment and property and equipment and other	(90,174,991)	(91,743,259)

Total deferred tax liabilities	(90,174,991)	(91,743,259)

Net deferred tax liabilities	$(56,936,231)	$(61,210,914)

	For the Years Ended December 31,
	2010	2009
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$2,328,678	$1,724,621
Long-term deferred tax liabilities	(59,264,909)	(62,935,535)

Net deferred tax liabilities	$(56,936,231)	$(61,210,914)

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.  The Company increased its valuation allowance related to state net operating loss carry-forwards (NOLs) by $1.1 million during the year ended December 31, 2010 as management determined that it is more likely than not a significant portion of state NOLs will expire before utilized.

At December 31, 2010, the Company had unused Federal net operating loss carry-forwards totaling approximately $64.9 million and begin to expire in 2021.  At December 31, 2010, the Company also had unused state net operating loss carry-forwards totaling approximately $31.0 million that expire between 2011 and 2030.

The Company also has remaining unrecorded excess tax goodwill of approximately $4.3 million at December 31, 2010 associated with the acquisition of Holdings and excess tax goodwill of $0.8 million associated with the acquisition of Coast Crane.  The excess tax goodwill related to Holdings is amortized over the remaining five year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero and then as a benefit to the income tax provision.  The excess tax goodwill related to Coast Crane is being amortized over the remaining fourteen year term.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had approximately $0.1 million and $1.2 million of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2010 and 2009, respectively, all of which will impact the Company’s effective tax rate if recognized.  The decrease in unrecognized benefits in 2010 was the result of the favorable settlement of an IRS examination.  None of the remaining unrecognized tax benefits at December 31, 2010 are expected to reverse in 2011.

A reconciliation of the approximate beginning and ending amounts of gross unrecognized tax benefits is as follows:
	Year Ended December 31,
	2010	2009

Balance at beginning of year	$1,200,000	$1,100,000

Increase for changes to tax positions in prior years, net	-	100,000

Decrease for settlement of prior uncertain tax positions	(1,100,000)	-

Balance at end of year	$100,000	$1,200,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  The Company had no accrual for interest or penalties for the years ended December 31, 2010, 2009 and 2008 as the Company has significant net operating loss carry-forwards which would be reduced if any payment were due under audit.  The Predecessor had no accrual for interest or penalties for the ten months ended October 31, 2008.

The Company is generally subject to federal and state examination for the years 2007 through 2010.

12. Stock Based Compensation

The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

The Company issued 23,522 and 16,377 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the years ended December 31, 2010 and 2009, respectively to certain employees as compensation.  The weighted average grant price of the shares issued was $5.59 and $6.16 per share for the years ended December 31, 2010 and 2009, respectively.  The aggregate grant date fair value of approximately $0.1 million for the years ended December 31, 2010 and 2009, respectively were recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.  The voluntary temporary salary reduction program commenced in May 2009 and was terminated in November 2010.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning on January 1, 2011, and as such, none were vested as of December 31, 2010.  Such options will expire and no longer be exercisable after March 18, 2020.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 376,677 and 188,333 of these options were vested and exercisable as of December 31, 2010 and 2009, respectively.  Such options will expire and no longer be exercisable after December 18, 2018. No options were exercised, forfeited, or expired during the year ended December 31, 2010. The weighted average exercise price, remaining contractual term, and the total intrinsic value of vested and exercisable options as of December 31, 2010 were $4.50, 8 years and $0.4 million, respectively.

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

The Company recorded $1,087,305, $478,223 and $15,722 of non-cash compensation expense associated with stock options in selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.  The 2008 amount represents Essex Crane for the two month post-acquisition period with the offset recorded in additional paid in capital. There was approximately $1.7 million and $0.9 million of total unrecognized compensation cost as of December 31, 2010 and 2009, respectively related to non-vested stock option awards.  The remaining cost is expected to be recognized ratably over the years ended December 31, 2011 and 2012.  Based on the Company’s closing common stock price of $5.50 at December 31, 2010, 565,000 of the options outstanding were in the money resulting in an aggregate intrinsic value of approximately $0.6 million.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The compensation expense recognized by the Predecessor was $196,861 for the ten months ended October 31, 2008 and reflects compensation expense for all estimated share-based awards granted through October 31, 2008 based on the grant-date fair value.

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

The Company repurchased 519,905 warrants to acquire common stock for approximately $0.9 million during the year ended December 31, 2010.  The Company repurchased 323,200 warrants to acquire common stock for $0.4 million during the year ended December 31, 2009.  The Company purchased 1,418,519 warrants to acquire common stock for $1.5 million during the year ended December 31, 2008.  The Company repurchased 63,500 shares of common stock for $0.3 million during the year ended December 31, 2008.  There was approximately $9.0 million remaining available for future common stock and warrant purchases at December 31, 2010.  In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the cashless exercise warrant offer.

On October 29, 2010, the Company entered into subscription agreements providing for the sale of an aggregate of 3,300,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $4.30 per share, or $14,190,000 in the aggregate, in a private offering (the “Private Placement”). The closing of the Private Placement and issuance of shares of common stock pursuant to the subscriptions was contingent upon CC Bidding being the successful bidder for, and consummating the acquisition of, the assets of Coast Crane.  The proceeds of the offering were used to fund part of the cash portion of the purchase price for Coast Crane's assets.  The shares were issued as of the closing date of the Coast Crane Acquisition on November 24, 2010.

The Company incurred issuance costs of $638,550 for placement agent services and incurred legal fees of $135,052 for legal services rendered to the Company in connection with the Private Placement.

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013.  If the Company’s unsecured promissory notes are repaid in full on or before May 29, 2011, the number of warrants will be reduced to 30,000.  The fair value of the warrants on the issuance date was $0.3 million.  See Note 7 for further discussion.

The Company issued 473,646 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the year ended December 31, 2010.  The Company issued 3,200 shares of common stock during the year ended December 31, 2010 for professional services related to the Company’s common shares being listed on the NASDAQ Capital Market.  The Company issued 1,300 shares of common stock during the year ended December 31, 2009 for director services.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Commitments, Contingencies and Related Party Transactions

 The Company leases real estate and office equipment under operating leases which continue through 2015.  The Company’s rent expense under non-cancelable operating leases totaled $564,799 and $394,963 for the years ended December 31, 2010 and 2009, respectively.  The Company’s rent expense under non-cancelable operating leases totaled $59,459 for the year ended December 31, 2008, which represents Essex Crane Rental for the two month post-acquisition period.

The Predecessor’s rental expense under non-cancelable operating leases was $325,133 for the ten months ended October 31, 2008.

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2010 including the operating leases for the Coast Crane facilities as a consequence of the Coast Acquisition are as follows:

2011	$2,415,129
2012	1,735,869
2013	1,283,211
2014	589,219
2015	299,746
Total	$6,323,174

The Company occupies office space provided by ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  The Company’s statements of operations for the years ended December 31, 2010, 2009 and 2008 include $90,000 of expense related to this agreement.

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness of $5.2 million for unsecured promissory notes issued by the Company in the aggregate principal amount of $5.2 million plus the receipt of up to 90,000 warrants to purchase Essex common stock at $0.01 per share.  If the unsecured promissory notes are repaid in full on or before May 29, 2011, the number of warrants will be reduced to 30,000.  The unsecured promissory notes mature in December 2013.  The holders of the unsecured promissory notes are related parties to the Company as they own a significant amount of the Company’s outstanding shares of common stock. Management services were provided to Essex Crane Rental Corp. by the general partner of one of the members of Essex Holdings, LLC through October 31, 2008. Under terms of an agreement, the Predecessor was required to pay management fees.  The Predecessor was charged and paid $416,667 for management fees for the ten months ended October 31, 2008.  These costs are included in selling, general and administrative expenses in the Predecessor’s accompanying consolidated statements of operations.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.2 million and $3.2 million respectively, at December 31, 2010.  Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.9 million and $3.7 million respectively, at December 31, 2009.

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

The Predecessor had established a reserve of $55,986 at October 31, 2008 for the estimated costs of environmental remediation.  No reserve remained as of December 31, 2008 as all items had been remediated and no further payments were pending.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

15.  401(k) Profit Sharing Plan and Medical Benefits

The Successor and Predecessor have a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to 100% match the first 3% of a participant’s contributions and 50% match the next 2% of a participant’s contributions thereby totaling a maximum matching 4% if an employee contributes 5% of their compensation.  These contributions vest immediately upon contribution.  Company 401(k) contributions were $173,820 and $172,244 for the years ended December 31, 2010 and 2009, respectively.  Company 401(k) contributions were $38,152 for the year ended December 31, 2008, which represents Essex Crane Rental for the two month post-acquisition period.  Predecessor contributions were $156,036 for the ten months ended October 31, 2008.

The Company provides medical benefits to its employees and their dependants and is self-insured for Essex Crane employees for annual individual claims of up to $70,000 at which time a stop loss insurance policy covers any excess.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from two vendors.  The loss of either of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

17.  Summarized Quarterly Financial Data (Unaudited)

The Company was in the development stage in pursuit of a business combination for the ten months ended October 31, 2008, the date when it acquired Holdings.  From that date forward, the Company has been engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry.  Since November 24, 2010, the date the Company acquired the assets of Coast Crane, it has also been engaged in renting, servicing and distributing heavy lifting equipment and other construction related equipment and parts.

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010

Total revenues	$8,307,309	$9,046,146	$8,751,474	$15,426,531
Gross profit	1,191,242	1,154,310	1,479,471	2,302,520
Loss from operations	(1,500,541)	(1,694,400)	(1,459,712)	(3,137,293)
Loss before provision for income taxes	(3,120,157)	(3,349,640)	(3,184,543)	(5,277,248)
Net loss	(1,987,739)	(2,228,525)	(2,205,193)	(3,152,201)
Basic net loss per share (1)	$(0.14)	$(0.15)	$(0.13)	$(0.17)
Diluted net loss per share (1)	$(0.14)	$(0.15)	$(0.13)	$(0.17)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009

Total revenues	$17,348,147	$14,533,243	$11,114,888	$9,088,114
Gross profit	8,311,240	5,381,071	3,270,371	2,220,768
Income from operations	4,995,132	2,453,422	201,482	204,258
Income (loss) before provision for income taxes	3,315,446	779,305	(1,472,027)	(1,449,527)
Net income (loss)	2,050,023	472,081	(707,529)	(618,769)
Basic net income (loss) per share (1)	$0.15	$0.03	$(0.05)	$(0.04)
Diluted net income (loss) per share (1)	$0.15	$0.03	$(0.05)	$(0.04)

(1) Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.  Subsequent Events

The Company has evaluated subsequent events through the date of this filing.  Subsequent to December 31, 2010, the Company:

•	Issued 166,943 restricted shares of common stock to certain employees having a grant date fair value of approximately $0.9 million;

•	Issued 423,750 stock options to senior management having a grant date fair value of approximately $1.4 million; and

•
Received proceeds of $19.8 million from the exercise of warrants and issued 3,955,603 shares of common stock.  Upon expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP

Date:	March 16, 2011	By:	/s/ Ronald Schad
Ronald Schad, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	March 16, 2011
Laurence S. Levy

/s/ Edward Levy	Director	March 16, 2011
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 16, 2011
Daniel H. Blumenthal

/s/ John G. Nestor	Director	March 16, 2011
John G. Nestor

/s/ Ronald Schad	Chief Executive Officer (Principal	March 16, 2011
Ronald Schad	Executive Officer) and Director

/s/ Martin Kroll	Chief Financial Officer (Principal	March 16, 2011
Martin Kroll	Financial Officer and Principal Accounting Officer)