Form 10-K/A
period 2010-12-31
Essex Rental Corp.
filed 2011-05-06
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2011 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 29, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K/A REPORT INDEX

EXPLANATORY NOTE – 2010 RESTATEMENT

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Initial Form 10-K”).  For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1A, 6, 7, 8 and 9A of our Initial Form 10-K have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Item 15 has also been amended and restated in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-K.  However, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-K that are not being amended and restated in their entirety.  Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-K filed on March 16, 2011. Our previously issued consolidated financial statements included in the Initial Form 10-K should no longer be relied upon.

This Amendment No. 1 is required due to material misstatements within the financial statements in the Initial Form 10-K related to the Company’s estimate of future state income tax rates and related valuation reserves.  The Company’s estimate of future state income tax rates did not properly include the impact of the acquisition of substantially all of the assets of Coast Crane Company on November 24, 2010 on future state apportionment calculations for the Company on a consolidated basis.  As a result, the Company understated net state deferred tax liabilities by approximately $2.8 million at December 31, 2010 and overstated income tax benefit by approximately the same amount in 2010.  The Company’s 2010 Financial Statements also understated the Company’s net deferred tax liabilities at December 31, 2010 as a result of the overstatement in its reserve against state net operating losses (“NOLs”) by approximately $1.0 million.  As a result the Company overstated net state deferred tax liabilities by approximately $1.0 million at December 31, 2010 and understated income tax benefit by the same amount in 2010.  The favorable benefit of sources of future income was understated and the associated benefit underestimated in the evaluation of whether the state NOLs would be utilized prior to expiration.

We have restated:
•
Our consolidated balance sheet as of December 31, 2010 by increasing amounts reported in net deferred tax liabilities and increasing the amount reported in accumulated deficit both by $1.8 million; and

•	Our consolidated statement of operations for the year ended December 31, 2010 by decreasing the benefit for income taxes by $1.8 million.

As a result of this restatement, amounts in our consolidated statements of cash flows and stockholders’ equity for the year ended December 31, 2010 have also been corrected.  Our total cash flows from operations for the year ended December 31, 2010 remains unchanged.  A summary of the effects of this restatement to our financial statements included within this Amendment to our Annual Report on Form 10-K/A is presented in note 3 in the accompanying notes to consolidated financial statements.

In summary, the net loss after increasing the Company’s provision for income taxes, increased from the $(0.59) per share originally disclosed for both basic and fully-diluted loss per share to $(0.71) for both basic and fully-diluted loss per share for the year ended December 31, 2010.

This Amendment No. 1 includes changes in “Item 9A - Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  This restatement of management’s assessment regarding disclosure controls and procedures results from a material weakness in our internal control over financial reporting relating to the above described restatements.  The information required in this restatement was previously omitted and should have been recorded in our Initial Form 10-K.  The Company has implemented certain changes in our internal controls as of the date of this report to address this material weakness, and believes such weakness has been remediated.  There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 9A - Controls and Procedures.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K/A are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements.  Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks.    The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.    Certain of such risks and uncertainties are discussed below under Item 1A – Risk Factors.  Essex assumes no obligation to update or supplement forward-looking information in this Annual Report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

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

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer, and are referred to throughout this annual report on Form 10-K/A as the “Retained Interests”.

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

Acquisition of the Assets of Coast Crane Company and Subsidiary

On November 24, 2010, through CCBC, we acquired substantially all of the assets and assumed certain liabilities of Coast Liquidating Co., which consisted of all of the assets used in the operation of its specialty lifting solutions and crane rental services business including all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.

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

The following table outlines utilization rates (calculated using the “days” and “hits” methods) and average monthly rental rates for the crawler crane fleet for the years ended December 31, 2008, 2009 and 2010:

					Avg.
		Avg. Crane		Avg.	Attachment
	Avg. Crane	Utilization Rate		Attachment	Utilization Rate
Year	Rental Rate	Days	Hits	Rental Rate	Days	Hits
2008	$21,382	72.5%	77.0%	$16,051	42.0%	44.2%
2009	$21,081	43.6%	48.2%	$18,776	18.0%	20.2%
2010	$16,391	37.5%	41.3%	$13,114	16.9%	18.1%

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

Availability of Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330.  In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information.  Financial and other information can also be accessed on the Investor Relations section of the Company’s website at http://www.essexcrane.com.  The Company makes available through its website, free of charge, copies of its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Also posted on Essex Crane’s website are the Company’s corporate governance documents, the charters of the Audit Committee, Nominating Committee and Compensation Committee.  The reference to our website is textual in reference only, and information on the Company’s website is not incorporated into this Form 10-K/A or the Company’s other securities filings and is not a part of them.

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

We depend on the expertise, experience and continued services of our senior management employees, especially Ronald Schad, our President and Chief Executive Officer, and Martin Kroll, our Chief Financial Officer and Senior Vice President, as well as senior management employees of our operating subsidiaries.  Mr. Schad has acquired specialized knowledge and skills with respect to Essex Rental Corp. and its subsidiaries’ operations and most decisions concerning the business of Essex Rental Corp. are made or significantly influenced by him.  The loss of any of the foregoing individuals or other senior management employees, without a proper succession plan, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.  As a result, if Messrs. Schad, Kroll, or other senior executives of our operating subsidiaries were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In connection with the acquisition of Essex Crane, we entered into three-year employment agreements with each of Messrs. Schad, Kroll, Erwin and O’Rourke.  However, these contracts expire in October 2011.  As of the date of this filing, we have not entered into employment agreements with any other members of senior management.

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash from future operations.  As of December 31, 2010, Essex Crane has a revolving credit facility which provides for an aggregate borrowing capacity of $190.0 million of which $158.3 million was outstanding, Coast Crane has a revolving credit facility which provides for an aggregate borrowing capacity of $75.0 million, of which $53.9 million was outstanding and Coast Crane Ltd. has a revolving credit facility which provides for an aggregate borrowing capacity of $5.0 million, of which $2.8 million was outstanding.  Each facility is secured by a first priority lien on all of the applicable borrower’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral.  We also have approximately $8.6 million of other term debt, $4.9 million of which is unsecured while the remaining amount is secured by specific equipment.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We have identified a material weakness in our internal control over financial reporting which pertains to controls relating to the process of accounting for state income taxes. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.” As of the date of this annual report on Form 10-K, we have implemented remedial measures related to the identified material weakness. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weakness identified are not successful or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

Year ended December 31, 2010
First Quarter	$8.00	$5.96	$7.25	$5.00	$1.85	$0.70
Second Quarter	7.01	5.95	7.65	5.44	2.95	1.45
Third Quarter (1)	n/a	n/a	6.00	4.19	1.85	0.04
Fourth Quarter	5.41	5.41	5.71	4.35	0.53	0.10
Year ended December 31, 2009
First Quarter	$3.81	$3.80	$4.50	$3.00	$1.05	$0.32
Second Quarter	6.60	3.80	6.60	3.65	1.61	0.51
Third Quarter	5.00	5.00	6.30	5.00	1.39	0.90
Fourth Quarter	5.00	5.00	6.20	5.00	1.10	0.45

(1)	Note that for the third quarter of 2010 there were no trades in our warrants and therefore the high and low are not applicable.

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

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K/A.

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

						Essex Holdings, LLC (Predecessor)
						For the Ten
	Essex Rental Corp. (Successor)					Months Ended	For the Years Ended
	For the Years Ended December 31,					October 31,	December 31,
	2010	2009	2008	2007	2006	2008	2007	2006
	(Restated)
Operations Summary

Total revenue	$41,531,460	$52,084,392	$14,872,789	$-	$-	$70,978,557	$78,122,079	$63,515,355
Cost of revenues	35,403,917	32,900,942	7,055,992	-	-	29,545,082	38,757,886	33,438,156

Gross profit	6,127,543	19,183,450	7,816,797	-	-	41,433,475	39,364,193	30,077,199

Selling, general, administrative and other expenses	13,919,489	11,329,156	4,185,375	456,661	1,550	13,762,884	9,244,998	8,860,953
Goodwill impairment	-	-	23,895,733	-	-		-	-

Income (loss ) from operations	(7,791,946)	7,854,294	(20,264,311)	(456,661)	(1,550)	27,670,591	30,119,195	21,216,246

Interest and Other Income	72,278	643	1,405,637	2,543,781	1,148	-	-	-
Interest Expense (1)	(7,209,449)	(6,681,740)	(1,124,398)			(8,190,438)	(14,961,069)	(11,429,235)

Income (loss ) before taxes	(14,931,588)	1,173,197	(19,983,072)	2,087,120	(402)	19,480,153	15,158,126	9,787,011
Net income (loss)	$(11,408,486)	$1,195,806	$(11,917,121)	$1,699,120	$(402)	$11,417,074	$11,216,856	$9,283,424

Weighted average shares outstanding
Basic	16,102,339	14,110,789	13,517,010	13,224,144	2,812,500
Diluted	16,102,339	15,805,191	13,517,010	13,224,144	2,812,500

Earnings (loss) per share
Basic	$(0.71)	$0.08	$(0.88)	$0.13	$(0.00)
Diluted	$(0.71)	$0.08	$(0.88)	$0.13	$(0.00)

Other Operating Data

Depreciation	$12,723,951	$11,210,472	$1,809,623	$-	$-	$6,908,980	$8,034,011	$7,758,332
Other depreciation and amortization	$954,602	$781,751	$139,943	$-	$-	$110,019	$133,124	$128,687

Year-end Financial Position

Cash held in trust fund	$-	$-	$-	$100,927,634	$-	$-	$-	$-
Rental equipment, net	330,378,792	260,767,678	255,692,116	-	-	133,172,649	124,950,463	121,081,185
Total assets	383,046,958	286,463,157	289,998,510	102,569,184	169,441	169,397,016	149,081,546	141,454,333

Current liabilities	15,454,192	15,146,529	13,883,446	2,526,315	144,843	16,966,002	12,586,433	9,793,667
Short-term debt obligations	783,243	5,170,614	-	-	-	-	-	-
Other long-term debt obligations	7,921,531	-	-	-	-	-	-	15,528,133
Revolving credit facilities	214,959,971	131,919,701	137,377,921	-	-	129,895,169	129,862,723	78,370,611
Total liabilities	304,736,667	212,325,126	217,952,753	2,526,315	144,843	160,690,875	151,989,341	105,613,724

Common stock, subject to conversion	-	-	-	19,932,029	-	-	-	-
Paid in capital (Members' equity)	101,052,367	84,589,119	84,383,579	78,410,547	24,719	40,270,000	40,270,000	40,270,000
Total stockholders' equity	$78,310,291	$74,138,031	$72,045,757	$80,110,840	$24,598	$(8,706,141)	$(2,907,795)	$35,840,609

(1) Includes the impact of undesignated interest rate swaps.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ESSEX RENTAL CORP. AND ESSEX HOLDINGS LLC (PREDECESSOR)

The following discussion has been restated to reflect the restatement of the consolidated balance sheet and consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K/A. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K/A). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K/A.

Restatement of Financial Statements

   This Amendment No. 1 is required due to material misstatements within the financial statements in the Initial Form 10-K related to the Company’s estimate of future state income tax rates and related valuation reserves.  The Company’s estimate of future state income tax rates did not properly include the impact of the acquisition of substantially all of the assets of Coast Crane Company on November 24, 2010 on future state apportionment calculations for the Company on a consolidated basis.  As a result, the Company understated net state deferred tax liabilities by approximately $2.8 million at December 31, 2010 and overstated income tax benefit by approximately the same amount in 2010.  The Company’s 2010 Financial Statements also understated the Company’s net deferred tax liabilities at December 31, 2010 as a result of the overstatement in its reserve against state net operating losses (“NOLs”) by approximately $1.0 million.  As a result the Company overstated net state deferred tax liabilities by approximately $1.0 million at December 31, 2010 and understated income tax benefit by the same amount in 2010.  The favorable benefit of sources of future income was understated and the associated benefit underestimated in the evaluation of whether the state NOLs would be utilized prior to expiration.

   We have restated:
•
Our consolidated balance sheet as of December 31, 2010 by increasing amounts reported in net deferred tax liabilities and increasing the amount reported in accumulated deficit both by $1.8 million; and

•	Our consolidated statement of operations for the year ended December 31, 2010 by decreasing the benefit for income taxes by $1.8 million.

As a result of this restatement, amounts in our consolidated statements of cash flows and stockholders’ equity for the year ended December 31, 2010 have also been corrected.  Our total cash flows from operations for the year ended December 31, 2010 remains unchanged.  A summary of the effects of this restatement to our financial statements included within this Amendment to our Annual Report on Form 10-K/A is presented in note 3 in the accompanying notes to consolidated financial statements.

In summary, the net loss after increasing the Company’s provision for income taxes, increased from the $(0.59) per share originally disclosed for both basic and fully-diluted loss per share to $(0.71) for both basic and fully-diluted loss per share for the year ended December 31, 2010.

   This Amendment No. 1 includes changes in “Item 9A - Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  This restatement of management’s assessment regarding disclosure controls and procedures results from a material weakness in our internal control over financial reporting relating to the above described restatements.  The information required in this restatement was previously omitted and should have been recorded in our Initial Form 10-K.  The Company has implemented certain changes in our internal controls as of the date of this report to address this material weakness, and believes such weakness has been remediated.  There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 9A - Controls and Procedures.”

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

•
cost of revenues decreased by 8.0% to $35.4 million (of which $4.9 million was related to the operations of Coast Crane in the post-acquisition period) in 2010 from $38.4 million in 2008 on a pro forma basis but increased as a percentage of total revenue to 85.1% from 44.8%;

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

Results of Operations

Year ended December 31, 2010 compared to years ended December 31, 2009 and 2008

The Company had a net loss of $11.4 million for the year ended December 31, 2010. Total revenue, cost of revenues and gross profit were $41.5 million, $35.4 million and $6.1 million, respectively, for the year ended December 31, 2010.  Selling, general, administrative and other expenses of $13.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses.  Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $7.4 million for the year ended December 31, 2010. The Company had an income tax benefit of $3.5 million for the year ended December 31, 2010 related to loss before income taxes of $14.9 million.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

	Year Ended December 31,
	2010	2009
	(Restated)

Revenue	$41,531,460	$52,084,392
Cost of revenues	35,403,917	32,900,942
Gross profit	6,127,543	19,183,450
Selling, general, administrative and other operating expenses	13,919,489	11,329,156
Income from operations	(7,791,946)	7,854,294
Other income (expense), net	(7,139,642)	(6,681,097)
Income (loss) before income taxes	(14,931,588)	1,173,197
Provision (benefit) for income taxes	(3,523,102)	(22,609)
Net (loss) income	$(11,408,486)	$1,195,806

For the year ended December 31, 2010, we had net loss of $11.4 million compared to a net income of $1.2 million for the year ended December 31, 2009.  The $12.6 million decrease in net income was primarily due to a $10.6 million decrease in revenue, a $2.5 million increase in cost of revenues, an increase in selling, general, administrative and other operating expenses of $2.6 million partially as a result of $1.2 million of acquisition related transaction costs incurred in 2010, and $0.5 million higher interest expense primarily associated with the additional debt entered into and assumed in the Coast Crane acquisition.  The decrease in gross profit, increase on selling, general and administrative costs and increase in interest expense were offset by an increase in the provision benefit for income taxes of $3.5 million.

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

Income tax benefit was approximately $3.5 million for the year ended December 31, 2010, compared to a $23,000 tax benefit for the year ended December 31, 2009.  The higher income tax benefit for the year ended December 31, 2010 is primarily due to a loss before income taxes of $14.9 million.  The effective tax rates were 23.6% and (1.9%) for the year ended December 31, 2010 and 2009, respectively.  The Company’s effective rate for the year ended December 31, 2010 was lower than the statutory tax rate primarily due to state and local taxes.   The decrease in the effective tax rate related to the increase in state deferred tax rates at Essex Crane as a result of the acquisition of Coast Crane and an additional state NOL valuation allowance, which were partially offset by the reduction in unrecognized benefit associated with the effective settlement of uncertain tax positions.  The Essex Crane state deferred tax rates increased due to an increase in apportionment into higher tax rate states which Coast Crane operates due to unitary filing requirements. The effective rate was lower than the statutory federal tax rate for the year ended December 31, 2009 due to 2008 tax return to provision differences, an increase in uncertain tax positions and state and local taxes including a change in estimate of $0.6 million associated with the Company’s state income tax apportionments and rates.

Essex had 276 full-time employees as at December 31, 2010 compared to 111 full-time employees at December 31, 2009.  The increase in the number of employees is due to the acquisition of Coast Crane in November 2010.

Year ended December 31, 2009 compared to unaudited pro-forma year ended December 31, 2008 operating results

As previously discussed, we acquired Holdings and its operating subsidiary Essex Crane on October 31, 2008.  As a result, our consolidated operating results only include Essex Crane’s results of operations since the acquisition date.  The following financial information provides a comparison of the Company’s results of operations for the year ended December 31, 2009 to the unaudited pro forma results of operations for the year ended December 31, 2008 as if we had acquired Holdings (and Essex Crane) on January 1, 2008.  Management believes that such pro forma comparison provides a more meaningful comparison of our business’s results of operations for the year ended December 31, 2008.  The following unaudited pro forma operating results of our business are not intended to be, and not indicative of, the consolidated results of operations of the Company that would have been reported had the acquisition of Holdings (and Essex Crane) been completed as of the dates presented, and are not necessarily indicative of the results to be expected going forward.   The unaudited pro forma financial information should be read in conjunction with our historical financial statements and the historical financial statements of Holdings included elsewhere in this annual report on Form 10-K/A.

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

The Company’s cash used in operating activities for the year ended December 31, 2010 was $5.4 million.  This was primarily the result of net loss of $11.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization of $14.2 million, gains on the sale of rental equipment of $0.7 million, deferred income taxes of $1.6 million, change in fair value of interest rate swap of $0.2 million and stock-based compensation expense of $1.2 million, provided positive cash flows of approximately $1.5 million.  The cash flows from operating activities were also decreased by a $8.5 million reduction in accounts payable and accrued expenses and a $1.0 increase in prepaid expenses and other assets, offset by a $1.4 million increase in unearned rental revenue, a $0.2 million decrease in retail equipment inventory, a $0.3 million decrease in receivables and a $0.6 million decrease in spare parts inventory.  Much of the cash used by operating activities related to the change in accounts payable and accrued expenses is due to liabilities assumed by the Company in conjunction with the Coast Acquisition.

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

Revolving Credit Facilities

The following information discusses significant events during the year ended December 31, 2010 and 2009 that relate to the revolving credit facility assumed in the acquisition of Holdings and the new credit facility entered into to finance the acquisition of Coast Crane.  Also see note 8 to the consolidated financial statements for further information related to our credit facilities.

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

During the years ended December 31, 2010 and 2009, Essex expensed repair and maintenance costs of approximately $5.8 million and $4.9 million, respectively.  The Company expects to capitalize costs of approximately $28.6 million during the year ended December 31, 2011.  Approximately $26.5 million of the total is for the purchase of rental equipment, a portion of which will be funded from proceeds from the sales of older and lighter lifting rental equipment.

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

Income Taxes

The Company uses an asset and liability approach, as required by the applicable accounting guidance for financial accounting and reporting of income taxes.  Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on net deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

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

At December 31, 2010, the Company had unused U.S. federal net operating loss carry-forwards totaling approximately $64.9 million that begin expiring in 2021.  At December 31, 2010, the Company also had unused state net operating loss carry-forwards totaling approximately $32.0 million that expire between 2011 and 2030.

The Company’s initial Form 10-K reflected net deferred tax liabilities of $56.9 million and benefit from income taxes of $5.4 million, based on estimates of the Company’s effective state income tax rate and related valuation reserves.  However, the Company’s estimate of future state income tax rates did not properly include the impact of the acquisition of substantially all of the assets of Coast Crane on November 24, 2010 on future state apportionment calculations for the Company on a consolidated basis.  As a result, the Company understated net state deferred tax liabilities by approximately $2.8 million at December 31, 2010 and overstated income tax benefit by approximately the same amount in 2010.  The Company’s 2010 Financial Statements also understated the Company’s net deferred tax liabilities at December 31, 2010 as a result of the overstatement in its reserve against state net operating losses (“NOLs”) by approximately $1.0 million.  As a result the Company overstated net state deferred tax liabilities by approximately $1.0 million at December 31, 2010 and understated income tax benefit by the same amount in 2010.  The favorable benefit of sources of future income was understated and the associated benefit underestimated in the evaluation of whether the state NOLs would be utilized prior to expiration.  The net impact of the restatement for the year ended December 31, 2010 was a $1.8 million increase in the Company’s deferred state tax liabilities at December 31, 2010 and an increase in tax expense and accordingly, net loss by the same amount for 2010 and has been reflected in this Amendment No.1 to Form 10-K for the year ended December 31, 2010.

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

Recently Issued and Adopted Accounting Pronouncements

Please refer to note 2 within our note to consolidated financial statements for a description of recently issued and adopted accounting pronouncements.

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

Derivatives are used for hedging purposes rather than speculation.  The Company does not enter into financial instruments for trading purposes.  See also note 9 to the notes to consolidated financial statements for additional discussion of derivative instruments.

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

The consolidated financial statements and supplementary data of Essex Rental Corp. required by this Item are described in Item 15 of this Annual Report on Form 10-K/A and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in  Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2010 in connection with the filing of the Initial Form 10-K.

In connection with the restatement of our financial statements for the year ended December 31, 2010, our management re-evaluated the effectiveness of our disclosure controls and procedures.  Based on that re-evaluation, our management has concluded that due to the material weakness in internal control over financial reporting described below our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Essex Rental Corp.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of their inherent limitations, systems of internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   This evaluation excluded our operations acquired through the acquisition of substantially all of the assets of Coast Crane Company and Subsidiary by CC Acquisition Holding Corp. and Subsidiaries.  The acquired operations accounted for 27% and 13% of our total assets and revenues, respectively, as reported in our consolidated financial statements as of and for the year ended December 31, 2010.  In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.  Management did not assess the effectiveness of internal control over financial reporting of CC Acquisition Holding Corp. and Subsidiaries because of the timing of the Coast Acquisition, which was completed on November 24, 2010.

Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-K that the Company’s internal control over financial reporting was effective as of December 31, 2010.  However, as a result of the error in the estimate of the provision for state income taxes related issues described in note 3 to our consolidated financial statements, our management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2010 and, therefore, concluded that our internal control over financial reporting was not effective as of December 31, 2010.

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Although management believes that the Company’s controls in the area of accounting for income taxes related to state taxes were, and are, appropriately designed, management has concluded that the deficiency in their operational effectiveness constitutes a material weakness in internal control over financial reporting in this area.

As a result of this amended report of management on internal control over financial reporting, Grant Thornton LLP, the Company’s independent registered public accounting firm, which also audited the Company’s consolidated financial statements included in this Form 10-K/A, has issued an updated attestation report on the Company’s internal control over financial reporting, which is provided on page F-2 of this Amendment No. 1.

Remediation of Material Weakness in Internal Control Over Financial Reporting.

The Company has implemented certain changes in our internal controls as of the date of this report to address the material weakness.  Specifically, in addition to the two levels of review currently performed by the third party accounting firm prior to Management’s review, the Company has added a concurring partner level of review to be performed by the third-party accounting firm and management believes that this additional control will remediate the material weakness discussed above.

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

Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Stockholders’ Equity for the ten months ended October 31, 2008

Essex Rental Corp. Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Essex Holdings, LLC and Subsidiary Essex Rental Corp. Consolidated Statements of Cash Flows for the ten months ended October 31, 2008

Notes to consolidated financial statements

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC, and the Members of Essex Holdings LLC signatory thereto. (1)

2.2	Amendment No. 1 to Purchase Agreement, dated May 9, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.3	Amendment No. 2 to Purchase Agreement, dated August 14, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.4	Asset Purchase Agreement, dated as of November 24, 2010, between CC Bidding Corp. and Coast Crane Company (6)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Amended and Restated Bylaws of the Corporation, effective as of September 28, 2007. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option to be granted to Representative. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

4.6	Form of Warrant Agreement between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company), (7)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy. (3)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Edward Levy. (3)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (3)

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.6	Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (3)

10.7	Form of Promissory Note, dated as of August 21, 2006, issued to each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.8	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.10	Lock-up Agreement, dated October 31, 2008, between Registrant and Ronald Schad. (4)

10.11	Lock-up Agreement, dated October 31, 2008, between Registrant and Martin Kroll. (4)

10.12	Lock-up Agreement, dated October 31, 2008, between Registrant and William O’Rourke. (4)

10.13	Lock-up Agreement, dated October 31, 2008, between Registrant and William Erwin. (4)

10.14	Escrow Agreement, dated October 31, 2008, among Registrant, KCP Services LLC and Key Bank National Association. (4)

10.15	Compliance Agreement, dated October 31, 2008, among Registrant, Essex Holdings LLC, KCP Services LLC, Essex Crane Rental Corp. and the members of Essex Holdings LLC. (4)

10.16	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Ronald Schad. (4)

10.17	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Martin Kroll. (4)

10.18	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William O’Rourke. (4)
.
10.19	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William Erwin. (4)

10.20	Amended and Restated Limited Liability Company Agreement of Essex Holdings LLC, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

10.21	Registration Rights Agreement, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

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

10.24
Form of Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and each of Calm Waters Partnership, Matthew Campbell, Daeg Partners, LP, Equitable Holding Corp. and KC Gamma Opportunity Fund, LP (together with T. Rowe Price Small-Cap Value Fund, the “Private Placement Investors”). (7)

10.25	Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and T. Rowe Price Small-Cap Value Fund. (7)

10.26	Form of Registration Rights Agreement, dated November 24, 2010, between Essex Rental Corp. and each Private Placement Investor. (7)

10.27
Credit Agreement, dated November 24, 2010, by and among CC Bidding Corp., CC Acquisition Holding Corp., the other persons party thereto that are designated as Credit Parties therein, General Electric Capital Corporation, for itself as Lender, Swingline Lender and as Agent for all Lenders and other financial institutions party thereto, as Lenders. (7)

10.28	Agreement, dated November 5, 2010, between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company). (7)

10.29	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

10.30	Form of Promissory Notes issued to the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company) in the aggregate principal amount of $5,227,000. (7)

10.31	Registration Rights Agreement, dated December 22, 2010, amount Essex Rental Corp., Kirtland Capital Company III LLC and Kirtland Capital Partners III L.P. (7)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant (7)

23.1	Consent of Grant Thornton LLP (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(3) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File 333-138452).

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2008.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008.

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2010.

(7) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 16, 2011.

(*)  Filed herewith.

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

As discussed in Note 3 the previously issued financial statements as of and for the year ended December 31, 2010, were restated for the correction of an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Rental Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 (except for the matters discussed in the 4th paragraph of Management’s Report on Internal Control over Financial Reporting as to which the date is May 6, 2011) expressed an adverse opinion.

/s/ GRANT THONTON LLP
Chicago, Illinois
March 16, 2011 (except for Note 3 as to which the date is May 6, 2011)

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  Management identified a material weaknesses in internal control relating to their process and procedures used to estimate the provision for state income taxes. This material weakness resulted in the restatement of the annual financial statements for the year ended December 31, 2010.

In our opinion, because of the effect of the material weakness described above, on the achievement of the objectives of the control criteria, Essex Rental Corp. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Essex Rental Corp. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and the consolidated statements of operations, members’ equity, and cash flows of Essex Holdings, LLC and Subsidiary (the “Predecessor”) for the period from January 1, 2008 through October 31, 2008 and our report dated March 16, 2011 (except for Note 3 as to which the date is May 6, 2011) expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Chicago, Illinois
March 16, 2011 (except for the matters discussed in the 4th paragraph of Management’s Report on Internal Control over Financial Reporting as to which the date is May 6, 2011)

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,474,314	$199,508
Accounts receivable, net of allowances	12,801,772	4,973,995
Other receivables	4,223,435	3,791,845
Deferred tax assets	2,402,709	1,724,621
Inventory
Equipment inventory	5,386,074	-
Retail spare parts, net	1,882,003	-
Prepaid expenses and other assets	3,069,976	410,198
TOTAL CURRENT ASSETS	33,240,283	11,100,167

Rental equipment, net	330,378,792	260,767,678
Property and equipment, net	8,727,456	6,981,660
Spare parts inventory, net	3,540,360	3,556,236
Identifiable finite lived intangibles, net	3,143,063	2,160,239
Goodwill	1,796,126	-
Loan acquisition costs, net	2,220,878	1,897,177

TOTAL ASSETS	$383,046,958	$286,463,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,810,672	$1,790,683
Accrued employee compensation and benefits	1,482,747	679,078
Accrued taxes	4,504,765	5,663,263
Accrued interest	436,947	303,186
Accrued other expenses	1,836,246	739,639
Unearned rental revenue and customer deposits	3,592,854	793,797
Short-term debt obligations	783,243	5,170,614
Current portion of capital lease obligation	6,718	6,269
TOTAL CURRENT LIABILITIES	15,454,192	15,146,529

LONG-TERM LIABILITIES
Revolving credit facilities	214,959,971	131,919,701
Promissory notes	4,938,611	-
Other long-term debt obligations	2,982,920	-
Deferred tax liabilities	61,124,038	62,935,535
Interest rate swaps	5,266,586	2,306,294
Capital lease obligation	10,349	17,067
TOTAL LONG-TERM LIABILITIES	289,282,475	197,178,597

TOTAL LIABILITIES	304,736,667	212,325,126

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares;
issued and outstanding 20,472,489 shares at December 31, 2010
and 14,124,563 shares at December 31, 2009	2,047	1,412
Paid in capital	101,052,367	84,589,119
Accumulated deficit	(20,431,083)	(9,022,597)
Accumulated other comprehensive loss, net of tax	(2,313,040)	(1,429,903)
TOTAL STOCKHOLDERS' EQUITY	78,310,291	74,138,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$383,046,958	$286,463,157

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten
				Months Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008
	(Restated)
REVENUE

Equipment rentals	$25,049,779	$34,556,696	$10,522,092	$51,301,586
Retail equipment sales	1,238,722	-	-	-
Used rental equipment sales	4,255,761	6,478,197	1,730,771	6,709,034
Retail parts sales	1,184,042	-	-	-
Transportation	4,766,328	4,909,346	1,233,873	6,929,298
Equipment repairs and maintenance	5,036,828	6,140,153	1,386,053	6,038,639

TOTAL REVENUE	41,531,460	52,084,392	14,872,789	70,978,557

COST OF REVENUES
Salaries, payroll taxes and benefits	5,905,279	6,006,715	1,311,175	6,730,823
Depreciation	12,723,951	11,210,472	1,809,623	6,908,980
Retail equipment sales	994,119	-	-	-
Used rental equipment sales	3,551,891	5,584,784	1,439,677	3,186,106
Retail parts sales	775,338	-	-	-
Transportation	4,236,326	3,743,595	952,861	5,774,802
Equipment repairs and maintenance	5,833,945	4,873,005	1,236,482	5,411,272
Yard operating expenses	1,383,068	1,482,371	306,174	1,533,099

TOTAL COST OF REVENUES	35,403,917	32,900,942	7,055,992	29,545,082

GROSS PROFIT	6,127,543	19,183,450	7,816,797	41,433,475

Selling, general and administrative expenses	12,964,887	10,547,405	4,045,432	13,652,865
Goodwill impairment	-	-	23,895,733	-
Other depreciation and amortization	954,602	781,751	139,943	110,019

INCOME (LOSS) FROM OPERATIONS	(7,791,946)	7,854,294	(20,264,311)	27,670,591

OTHER INCOME (EXPENSES)
Other income	72,278	643	1,405,637	-
Interest expense	(7,368,904)	(6,681,740)	(1,124,398)	(7,666,179)
Exchange losses	(2,471)	-	-	-
Interest rate swap	159,455	-	-	(524,259)
TOTAL OTHER INCOME (EXPENSES)	(7,139,642)	(6,681,097)	281,239	(8,190,438)

INCOME (LOSS) BEFORE INCOME TAXES	(14,931,588)	1,173,197	(19,983,072)	19,480,153
			-
PROVISION (BENEFIT) FOR INCOME TAXES	(3,523,102)	(22,609)	(8,065,951)	8,063,079

NET INCOME (LOSS)	$(11,408,486)	$1,195,806	$(11,917,121)	$11,417,074

Weighted average shares outstanding:
Basic	16,102,339	14,110,789	13,517,010
Diluted	16,102,339	15,805,191	13,517,010

Earnings (loss) per share:
Basic	$(0.71)	$0.08	$(0.88)
Diluted	$(0.71)	$0.08	$(0.88)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Essex Rental Corp.
	(Successor)
				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Balance - January 1, 2008	15,750,000	1,575	78,410,547	1,698,718	-	80,110,840

Reclassification of proceeds for 2,586,206 shares subject to possible redemption plus deferred interest	-	-	20,497,091	-	-	20,497,091

Repurchase of shares from dissenting shareholders	(2,357,736)	(236)	(18,704,479)	-	-	(18,704,715)

Effective conversion of retained interest in Essex Holdings into common stock of Essex Rental	632,911	63	4,999,937	-	-	5,000,000

Issuance of common stock in exchange for transaction related services	132,911	13	923,721	-	-	923,734

Repurchases and retirement of common stock	(63,500)	(6)	(291,939)	-	-	(291,945)

Repurchases and retirement of 1,418,519 warrants	-	-	(1,506,380)	-	-	(1,506,380)

Common stock issued to employees as compensation	12,300	1	39,359	-	-	39,360

Stock based compensation for stock options granted to executive management	-	-	15,722	-	-	15,722

Change in fair value of interest rate swap, net of tax of $1,303,784	-	-	-	-	(2,120,829)	(2,120,829)	(2,120,829)

Net loss for the year ended December 31, 2008	-	-	-	(11,917,121)	-	(11,917,121)	(11,917,121)

Balance - December 31, 2008	14,106,886	$1,410	$84,383,579	$(10,218,403)	$(2,120,829)	$72,045,757	$(14,037,950)

Repurchases and retirement of 323,200 warrants	-	-	(378,896)	-	-	(378,896)

Common stock issued to employees and director	17,677	2	106,213	-	-	106,215

Stock based compensation for stock options granted to executive management	-	-	478,223	-	-	478,223

Change in fair value of interest rate swap, net of tax of $427,393	-	-	-	-	690,926	690,926	690,926

Net income for the year ended December 31, 2009	-	-	-	1,195,806	-	1,195,806	1,195,806

Balance - December 31, 2009	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031	$1,886,732

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Essex Rental Corp.
	(Successor)
				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss	Equity	(Loss)

Balance - December 31, 2009	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031

Repurchases and retirement of 519,905 warrants	-	-	(853,516)	-	-	(853,516)

Exercise of warrants for common stock	473,646	47	2,368,219	-	-	2,368,266

Common stock issued - cashless warrant tender offer	2,547,558	255	(255)	-	-	-

Common stock issued to employees as compensation	23,522	2	133,505	-	-	133,507

Common stock issued for professional services	3,200	1	15,521	-	-	15,522

Common stock issued in private placement transaction	3,300,000	330	14,189,670	-	-	14,190,000

Equity issuance costs	-	-	(773,601)	-	-	(773,601)

Stock based compensation for stock options granted to executive management	-	-	1,087,305	-	-	1,087,305

Fair value of detachable warrants issued in conjunction with unsecured promissory notes	-	-	296,400	-	-	296,400

Change in fair value of interest rate swap, net of tax of $626,987 (Restated)	-	-	-	-	(892,110)	(892,110)	(892,110)

Foreign currency translation adjustments	-	-	-	-	8,973	8,973	8,973

Net loss for the year ended December 31, 2010 (Restated)	-	-	-	(11,408,486)	-	(11,408,486)	(11,408,486)

Balance - December 31, 2010 (Restated)	20,472,489	$2,047	$101,052,367	$(20,431,083)	$(2,313,040)	$78,310,291	$(12,291,623)

The accompanying notes are an integral part of these financial statements.

ESSEX HOLDINGS, LLC
STATEMENT OF MEMBERS’ EQUITY (Deficit)

	Essex Holdings, LLC
	(Predecessor)
				Total
	Members'	Paid in	Accumulated	Members'
	Contributions	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2008	40,270,000	34,740	(43,212,535)	(2,907,795)

Share based compensation	-	196,862	-	196,862

Net income	-	-	11,417,074	11,417,074

Balance - October 31, 2008	$40,270,000	$231,602	$(31,795,461)	$8,706,141

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten
				Months Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,408,486)	$1,195,806	$(11,917,121)	$11,417,074
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization of tangible assets	13,157,670	11,331,394	1,828,233	7,018,999
Amortization of loan acquisition costs
and other intangibles	1,035,601	1,155,744	203,314	353,300
Amortization of promissory notes discount	8,011	-	-	-
Gain on sale of rental equipment	(703,870)	(893,413)	(291,094)	(3,522,928)
Deferred income taxes	(1,600,049)	73,418	(9,854,835)	7,103,541
Goodwill impairment	-	-	23,895,733	-
Share based compensation expense	1,220,812	584,438	55,082	196,862
Professional fees paid through issuance of common shares	15,522	-	-	-
Change in fair value of interest rate swap	(159,455)	-	-	524,259
Changes in operating assets and liabilities:
Accounts receivable, net	111,877	6,376,566	(649,257)	1,106,901
Other receivables	168,023	(517,030)	(860,233)	-
Interest earned in trust fund	-	-	(1,709,916)	-
Prepaid expenses and other assets	(974,695)	30,681	(107,620)	(757,641)
Increase in deferred interest	-	-	(243,405)	-
Retail equipment inventory	182,879	-	-	-
Spare parts inventory	611,559	(279,378)	(212,829)	(95,904)
Accounts payable and accrued expenses	(8,516,276)	(2,530,691)	(416,317)	3,963,504
Unearned rental revenue	1,420,897	(1,383,109)	(396,270)	416,065

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(5,429,980)	15,144,426	(676,535)	27,724,032

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Hyde Park common stock	-	-	-	(9,957,441)
Acquisition of business, net of cash acquired	(31,795,947)	-	(77,711,958)	-
Net sales of securities held in trust fund	-	-	102,637,550	-
Purchases of rental equipment	(242,020)	(17,164,399)	(2,795,006)	(18,041,380)
Purchases of property and equipment	(1,016,762)	(988,949)	(158,721)	(2,972,681)
Accounts receivable from rental equipment sales	107,042	(107,042)	-	739,256
Proceeds from sale of rental equipment	4,255,761	6,478,197	1,730,771	6,709,034

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(28,691,926)	(11,782,193)	23,702,636	(23,523,212)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Essex Rental Corp.			Essex Holdings LLC
	(Successor)			(Predecessor)
				For the Ten
				Months Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt obligation	$-	$2,554,637	$-	$-
Proceeds from revolving credit facility	74,600,102	58,100,748	12,234,529	78,030,836
Payments on revolving credit facility	(43,925,681)	(63,558,968)	(14,845,371)	(77,998,390)
Payments on short-term debt obligations	(7,796,731)	-	-	-
Payments on capital lease obligation	(7,692)	(4,595)	-	-
Payments to reacquire common stock
subject to repurchase	-	-	(18,704,715)	-
Proceeds from the issuance of common stock	14,190,000	-	-	-
Payment of equity issuance costs	(644,219)	-	-	-
Payments to repurchase common stock	-	-	(291,945)	-
Proceeds from the exercise of warrants	2,368,266	-	-	-
Payments to repurchase warrants	(853,516)	(378,896)	(1,506,380)	-
Payments for debt issuance costs	(558,339)	(14,651)	(825,020)	(270,000)
Payment to terminate interest rate swap	-	-	-	(3,280,000)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	37,372,190	(3,301,725)	(23,938,902)	(3,517,554)

Effect of exchange rate changes in cash	24,522	-	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	3,274,806	60,508	(912,801)	683,266

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	199,508	139,000	1,051,801	8,394

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$3,474,314	$199,508	$139,000	$691,660

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Equity issuance fee in accrued expenses	$129,382	$-	$-	$-
Debt issuance costs in accrued expenses	$238,375	$-	$-	$-
Promissory notes and common stock warrants
exchanged for assumed debt	$5,227,000	$-	$-	$-
Portion of Coast Crane debt paid-off with proceeds
from new Coast Crane revolving credit facility	$49,551,516	$-	$-	$-
Assumption of other long-term debt obligations	$3,831,433	$-	$-	$-
Revolving credit facility assumed	$2,743,160	$-	$-	$-
Equipment obtained through capital lease	$1,423	$27,931	$-	$-
Equipment purchased directly through
short-term debt obligation	$2,560,847	$2,615,977	$-	$-
Issuance of stock related to acquisition of business	$-	$-	$5,923,734	$-
Unrealized (gain) loss on designated
derivative instruments, net of tax	$892,110	$(690,926)	$2,120,829	$-

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$6,864,814	$6,338,956	$1,426,770	$11,078,750
Cash paid for income taxes	$23,344	$(122,435)	$718,135	$825,144

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

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

•
An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark and spare parts inventory using the income approach based in part on assumptions provided by management; and

•
The remaining excess purchase price paid over the net assets acquired was recorded as goodwill all of which will be deductible for tax purposes.  Goodwill includes the value of the assembled workforce and synergies created from through the Coast Acquisition.

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

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit with a maturity of three months or less at the date of purchase to be cash equivalents.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.	Restatement

On May 4, 2010, the Company’s Audit Committee of the Board of Directors approved Management's recommendation to restate its previously issued consolidated financial statements as of and for the year ended December 31, 2010 and that they could no longer be relied upon as a result of an oversight in the estimate of statutory deferred tax liabilities and the related valuation allowances from the Company’s consolidated financial statements issued for the year ended December 31, 2010.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This restatement is required due to an oversight in the calculated estimate of the Coast Acquisition’s impact on the Company’s consolidated effective state tax rate and related valuation allowances, which required an adjustment of the recorded deferred tax liabilities and benefit from income taxes included in the Company’s consolidated financial statements as of and for the year ended December 31, 2010.  The correction of the error in accounting for state income tax rates included in this Form 10-K/A resulted from the impact of the acquisition of our Coast Crane subsidiary on state apportionment calculations for the consolidated and an overstatement of the reserve against State Net Operating Losses (NOLs).  After review of the facts and circumstances, the Company’s Audit Committee determined that the change in estimate should have occurred during the three month period ended December 31, 2010.  Net loss per share, after decreasing the benefit from income taxes, increased from the $(0.59) per share originally disclosed to $(0.71) per share as restated, for both basic diluted loss per share for the year ended December 31, 2010.

The Company has restated its consolidated balance sheet as of December 31, 2010 and its consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010.  In addition, notes 3, 11, 12 and 18 to the consolidated financial statements have been restated to reflect the change in the deferred tax liabilities related to state taxes.  Additionally, the unaudited quarterly financial data for the quarters in 2010 have been restated to reflect the change in deferred tax liabilities related to state taxes.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of the restatement for deferred tax liabilities related to state taxes on the consolidated balance sheet as of December 31, 2010 are as follows:

	As of December 31, 2010
	As Previously
	Reported	Adjustments	As Restated

Deferred tax assets	$2,328,678	$74,031	$2,402,709
Total current assets	33,166,252	74,031	33,240,283
Total assets	382,972,927	74,031	383,046,958

Deferred tax liabilities	59,264,909	1,859,129	61,124,038
Total long-term liabilities	287,423,346	1,859,129	289,282,475
Total liabilities	302,877,538	1,859,129	304,736,667

Accumulated deficit	(18,596,255)	(1,834,828)	(20,431,083)
Accumulated other comprehensive loss, net of tax	(2,362,770)	49,730	(2,313,040)
Total stockholders' equity	80,095,389	(1,785,098)	78,310,291

Total liabilities and stockholders' equity	$382,972,927	$74,031	$383,046,958

 The effects of the restatement for deferred tax liabilities related to state taxes on the consolidated statement of operations for the year ended December 31, 2010 are as follows:

	For the Year Ended December 31, 2010
	As Previously
	Reported	Adjustments	As Restated

Loss before income taxes	$(14,931,588)	$-	$(14,931,588)

Benefit from income taxes	(5,357,930)	1,834,828	(3,523,102)

Net loss	$(9,573,658)	$(1,834,828)	$(11,408,486)

Weighted average shares outstanding:
Basic	16,102,339	-	16,102,339
Diluted	16,102,339	-	16,102,339

Earnings (loss) per share:
Basic	$(0.59)		$(0.71)
Diluted	$(0.59)		$(0.71)

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of the restatement for deferred tax liabilities related to state taxes on the consolidated statement of stockholders’ equity for the year ended December 31, 2010 are as follows:

	For the Year Ended December 31, 2010
	As Previously
	Reported	Adjustments	As Restated

Accumulated Deficit

Net loss for the year ended December 31, 2010	$(9,573,658)	$(1,834,828)	$(11,408,486)

Balance - December 31, 2010	$(18,596,255)	$(1,834,828)	$(20,431,083)

Accumulated Other Comprehensive Loss

Change in fair value of interest rate swap, net of tax of $626,987	$(941,840)	$49,730	$(892,110)

Balance - December 31, 2010	$(2,362,770)	$49,730	$(2,313,040)

Total Stockholders' Equity

Change in fair value of interest rate swap, net of tax of $626,987	$(941,840)	$49,730	$(892,110)

Net loss for the year ended December 31, 2010	$(9,573,658)	$(1,834,828)	$(11,408,486)

Balance - December 31, 2010	$80,095,389	$(1,785,098)	$78,310,291

Comprehensive Income (Loss)

Change in fair value of interest rate swap, net of tax of $626,987	$(941,840)	$49,730	$(892,110)

Net loss for the year ended December 31, 2010	$(9,573,658)	$(1,834,828)	$(11,408,486)

Balance - December 31, 2010	$(10,506,525)	$(1,785,098)	$(12,291,623)

The effect of the restatement for deferred tax liabilities related to state taxes on the consolidated statement of cash flows for the year ended December 31, 2010 are as follows:

	For the Year Ended December 31, 2010
	As Previously
	Reported	Adjustments	As Restated

Net loss	$(9,573,658)	$(1,834,828)	$(11,408,486)

Adjustments to reconcile net income to net cash Deferred income taxes	(3,434,877)	1,834,828	(1,600,049)

Net cash used in operating activities	$(5,429,980)	$-	$(5,429,980)

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Rental Equipment

Rental equipment consists of the following:

	Year Ended December 31,
	2010	2009

Rental Equipment	$354,601,219	$273,199,851
Less: accumulated depreciation	(24,222,427)	(12,432,173)

Rental Equipment, net	$330,378,792	$260,767,678

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

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues.  Future contractual minimum rental revenues as required by executed rental agreements as of December 31, 2010 are as follows:

2011	$4,884,000
2012	333,000

Total minimum rental revenue	$5,217,000

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2010	2009

Land	$2,575,000	$2,575,000
Buildings and improvements	2,557,695	2,075,000
Automobiles, trucks, trailers and yard equipment	2,771,967	985,650
Information Systems equipment and software	816,444	29,187
Office equipment	321,049	97,461
Machinery, furniture and fixtures	662,927	666,077
Construction in progress	441,659	1,141,464

Total property and equipment	10,146,741	7,569,839

Less: accumulated depreciation	(1,419,285)	(588,179)

Property and equipment, net	$8,727,456	$6,981,660

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

6.	Loan Acquisition Costs

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Predecessor’s loan acquisition costs amortized to interest expense for the ten months ended October 31, 2008 was $353,300.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2010 are as follows for the years ending December 31:

2010	$732,782
2011	714,417
2012	621,451
2013	152,228

Total	$2,220,878

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Intangible Assets

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected amortization of the Company’s identifiable finite lived intangible assets is as follows:

2011	$997,622
2012	997,622
2013	927,813
2014	578,767
2015 and thereafter	944,284

$4,446,108

8.	Revolving Credit Facilities and Other Debt Obligations

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

Borrowings under the Essex Crane revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2010) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.26% at December 31, 2010) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At December 31, 2010 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 9 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital and will be amortized using the effective interest method, which is not materially different than on a straight-line basis over the three year life of the notes as additional interest expense.  The unamortized balance of this discount as of December 31, 2010 was $288,389.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9.  Derivatives and Hedging Activities – Interest Rate Swap Agreement

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2010, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $1,519,097 ($892,110 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending December 31, 2011, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10.  Fair Value

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

11.  Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2010	2009	2008
	(Restated)

Net income (loss)	$(11,408,486)	$1,195,806	$(11,917,121)

Weighted average shares outstanding:
Basic	16,102,339	14,110,789	13,517,010
Effect of dilutive securities:
Warrants	-	1,694,402	-
Options	-	-	-
Diluted	16,102,339	15,805,191	13,517,010

Basic earnings (loss) per share	$(0.71)	$0.08	$(0.88)
Diluted earnings (loss) per share	$(0.71)	$0.08	$(0.88)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Income Taxes

Income tax (benefit) expense consists of the following:

	Essex Rental			Predecessor
				Ten Months
				Ended
	Year Ended December 31,			October 31,
	2010	2009	2008	2008
	(Restated)
Current income taxes:
Federal	$(456,892)	$457,409	$210,512	$723,942
State and local	(48,030)	144,160	144,727	235,596
Foreign	(23,939)	-	-	-

Deferred income taxes:
Federal	(5,716,344)	(107,781)	(7,805,827)	6,867,955
State and local	2,721,055	(516,397)	(615,363)	235,586
Foreign	1,048	-	-	-

Total income tax (benefit) expense	$(3,523,102)	$(22,609)	$(8,065,951)	$8,063,079

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	Successor			Predecessor
				Ten Months
				Ended
	For the Years Ended December 31,			October 31,
	2010	2009	2008	2008
	(Restated)

Federal statutory rate	35.0%	35.0%	(35.0)%	35.0%
State and local taxes	0.9%	(40.7)%	(2.6)%	1.9%
Change in state deferred tax rates resulting from Coast Acquisition	(18.4)%	-%	-%	-%
Change in state valuation allowance	(0.9)%	4.7%	(0.5)%	-%
Dividend income not taxable	-%	-%	(2.3)%	-%
Non-deductible transaction costs	-%	-%	-%	2.1%
Uncertain tax positions	7.1%	4.7%	-%	2.1%
Meals, entertainment and other	(0.1)%	(5.6)%	0.0%	0.3%
Effective income tax rate	23.6%	(1.9)%	(40.4)%	41.4%

The Company’s effective rate for the year ended December 31, 2010 was lower than the statutory tax rate primarily due to state and local taxes.   The decrease in the effective tax rate related to the increase in state deferred tax rates at Essex Crane as a result of the acquisition of Coast Crane and an additional state NOL valuation allowance, which were partially offset by the reduction in unrecognized benefit associated with the effective settlement of uncertain tax positions.  The Essex Crane state deferred tax rates increased due to an increase in apportionment into higher tax rate states which Coast Crane operates due to unitary filing requirements.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2010	2009
	(Restated)
Deferred tax assets:
Accounts receivable	$954,691	$778,856
Accrued expenses	1,338,293	945,765
Goodwill and other intangibles	6,164,279	6,643,801
Inventory	176,442	-
Net operating loss carry-forwards	24,138,062	20,092,357
Tax credits and other	1,969,783	2,140,133
	34,741,550	30,600,912
Valuation allowance	(195,838)	(68,567)
Total deferred tax assets, net	34,545,712	30,532,345

Deferred tax liabilities:
Rental equipment and property and equipment and other	(93,267,041)	(91,743,259)

Total deferred tax liabilities	(93,267,041)	(91,743,259)

Net deferred tax liabilities	$(58,721,329)	$(61,210,914)

	For the Years Ended December 31,
	2010	2009
	(Restated)
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$2,402,709	$1,724,621
Long-term deferred tax liabilities	(61,124,038)	(62,935,535)

Net deferred tax liabilities	$(58,721,329)	$(61,210,914)

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.  The Company increased its valuation allowance related to state net operating loss carry-forwards (NOLs) by $0.1 million during the year ended December 31, 2010 as management determined that it is more likely than not a significant portion of state NOLs will expire before utilized.

At December 31, 2010, the Company had unused Federal net operating loss carry-forwards totaling approximately $64.9 million and begin to expire in 2021.  At December 31, 2010, the Company also had unused state net operating loss carry-forwards totaling approximately $32.0 million that expire between 2011 and 2030.

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

13. Stock Based Compensation

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 376,677 and 188,333 of these options were vested and exercisable as of December 31, 2010 and 2009, respectively.  Such options will expire and no longer be exercisable after December 18, 2018.  No options were exercised, forfeited or expired during the year ended December 31, 2010.  The weighted average exercise price, remaining contractual term, and the total intrinsic value of vested and exercisable options as of December 31, 2010 were $4.50, 8 years and $0.4 million, respectively.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14.  Common Stock and Warrants

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

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013.  If the Company’s unsecured promissory notes are repaid in full on or before May 29, 2011, the number of warrants will be reduced to 30,000.  The fair value of the warrants on the issuance date was $0.3 million.  See Note 8 for further discussion.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15.  Commitments, Contingencies and Related Party Transactions

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

16.  401(k) Profit Sharing Plan and Medical Benefits

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

17.  Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from two vendors.  The loss of either of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

18.  Summarized Quarterly Financial Data (Unaudited)

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

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				(Restated)
2010

Total revenues	$8,307,309	$9,046,146	$8,751,474	$15,426,531
Gross profit	1,191,242	1,154,310	1,479,471	2,302,520
Loss from operations	(1,500,541)	(1,694,400)	(1,459,712)	(3,137,293)
Loss before provision for income taxes	(3,120,157)	(3,349,640)	(3,184,543)	(5,277,248)
Net loss	(1,987,739)	(2,228,525)	(2,205,193)	(4,987,029)
Basic net loss per share (1)	$(0.14)	$(0.15)	$(0.13)	$(0.27)
Diluted net loss per share (1)	$(0.14)	$(0.15)	$(0.13)	$(0.27)

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009

Total revenues	$17,348,147	$14,533,243	$11,114,888	$9,088,114
Gross profit	8,311,240	5,381,071	3,270,371	2,220,768
Income from operations	4,995,132	2,453,422	201,482	204,258
Income (loss) before provision for income taxes	3,315,446	779,305	(1,472,027)	(1,449,527)
Net income (loss)	2,050,023	472,081	(707,529)	(618,769)
Basic net income (loss) per share (1)	$0.15	$0.03	$(0.05)	$(0.04)
Diluted net income (loss) per share (1)	$0.15	$0.03	$(0.05)	$(0.04)

(1) Because of the method used in calculating per share data, the summation of quarterly per share data may not necessarily total to the per share data computed for the entire year.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Subsequent Events

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

ESSEX RENTAL CORP

Date:	May 6, 2011	By:	/s/ Ronald Schad

Ronald Schad, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	May 6, 2011
Laurence S. Levy

/s/ Edward Levy	Director	May 6, 2011
Edward Levy

/s/ Daniel H. Blumenthal	Director	May 6, 2011
Daniel H. Blumenthal

/s/ John G. Nestor	Director	May 6, 2011
John G. Nestor

/s/ Ronald Schad	Chief Executive Officer (Principal	May 6, 2011
Ronald Schad	Executive Officer) and Director

/s/ Martin Kroll	Chief Financial Officer (Principal	May 6, 2011
Martin Kroll	Financial Officer and Principal
Accounting Officer)