Form 10-Q
period 2011-03-31
Essex Rental Corp.
filed 2011-05-10
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

24,428,092 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on May 1, 2011.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K/A and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  Essex assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

PART I. FINANCIAL INFORMAITON
Item 1. Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,995,506	$3,474,314
Accounts receivable, net of allowances for doubtful accounts and
credit memos of $2,087,000 and $1,742,000, respectively	11,623,002	12,801,772
Other receivables	3,850,911	4,223,435
Deferred tax assets	2,482,628	2,402,709
Inventory
Retail equipment inventory	2,579,800	5,386,074
Retail spare parts, net	1,858,210	1,882,003
Prepaid expenses and other assets	2,980,966	3,069,976
TOTAL CURRENT ASSETS	45,371,023	33,240,283

Rental equipment, net	326,988,210	330,378,792
Property and equipment, net	8,700,112	8,727,456
Spare parts inventory, net	3,683,957	3,540,360
Identifiable finite lived intangibles, net	2,810,641	3,143,063
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	2,038,471	2,220,878

TOTAL ASSETS	$391,388,540	$383,046,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,320,626	$2,810,672
Accrued employee compensation and benefits	1,609,588	1,482,747
Accrued taxes	4,197,872	4,504,765
Accrued interest	543,548	436,947
Accrued other expenses	1,038,631	1,836,246
Unearned rental revenue	1,298,172	1,272,847
Customer deposits	280,509	2,320,007
Short-term debt obligations	673,403	783,243
Current portion of capital lease obligation	6,835	6,718
TOTAL CURRENT LIABILITIES	13,969,184	15,454,192

LONG-TERM LIABILITIES
Revolving credit facilities	212,435,104	214,959,971
Promissory notes	4,962,643	4,938,611
Other long-term debt obligations	2,356,911	2,982,920
Deferred tax liabilities	58,911,276	61,124,038
Interest rate swaps	4,498,184	5,266,586
Capital lease obligation	8,596	10,349
TOTAL LONG-TERM LIABILITIES	283,172,714	289,282,475

TOTAL LIABILITIES	297,141,898	304,736,667

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares;
issued and outstanding 24,428,092 shares at March 31, 2011
and 20,472,489 shares at December 31, 2010	2,443	2,047
Paid in capital	121,326,641	101,052,367
Accumulated deficit	(25,093,335)	(20,431,083)
Accumulated other comprehensive loss, net of tax	(1,989,107)	(2,313,040)
TOTAL STOCKHOLDERS' EQUITY	94,246,642	78,310,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$391,388,540	$383,046,958
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
Equipment rentals	$10,366,853	$5,130,502
Retail equipment sales	3,698,364	-
Used rental equipment sales	443,526	1,010,381
Retail parts sales	2,916,309	-
Transportation	1,374,596	1,039,058
Equipment repairs and maintenance	2,687,522	1,127,368

TOTAL REVENUES	21,487,170	8,307,309

COST OF REVENUES
Salaries, payroll taxes and benefits	2,338,020	1,353,231
Depreciation	4,979,499	2,852,403
Retail equipment sales	3,126,946	-
Used rental equipment sales	397,844	852,851
Retail parts sales	2,269,198	-
Transportation	1,292,770	861,555
Equipment repairs and maintenance	3,007,947	887,790
Yard operating expenses	546,969	308,237

TOTAL COST OF REVENUES	17,959,193	7,116,067

GROSS PROFIT	3,527,977	1,191,242

Selling, general and administrative expenses	7,378,090	2,500,097
Other depreciation and amortization	508,964	191,686

LOSS FROM OPERATIONS	(4,359,077)	(1,500,541)

OTHER INCOME (EXPENSES)
Other income	164,368	105
Interest expense	(2,864,326)	(1,619,721)
Foreign currency exchange gains	7,209	-
TOTAL OTHER INCOME (EXPENSES)	(2,692,749)	(1,619,616)

LOSS BEFORE INCOME TAXES	(7,051,826)	(3,120,157)

BENEFIT FOR INCOME TAXES	(2,389,574)	(1,132,418)

NET LOSS	$(4,662,252)	$(1,987,739)

Weighted average shares outstanding:
Basic	21,978,645	14,126,041
Diluted	21,978,645	14,126,041

Loss per share:
Basic	$(0.21)	$(0.14)
Diluted	$(0.21)	$(0.14)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,662,252)	$(1,987,739)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of tangible assets	5,304,362	2,903,204
Amortization of loan acquisition costs
and other intangibles	365,593	264,614
Amortization of promissory notes discount	24,032	-
Gain on sale of rental equipment	(45,682)	(157,530)
Deferred income taxes	(2,349,015)	(1,158,276)
Share based compensation expense	496,655	188,139
Change in fair value of interest rate swap	(244,754)	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,178,770	684,947
Other receivables	372,524	(99,207)
Prepaid expenses and other assets	89,010	(366,184)
Retail equipment inventory	2,806,274	-
Spare parts inventory	(119,804)	(85,450)
Accounts payable and accrued expenses	638,888	126,375
Unearned rental revenue	25,325	63,208
Customer deposits	(2,039,498)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,840,428	376,101

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(1,782,465)	(91,574)
Purchases of property and equipment	(460,351)	(216,233)
Accounts receivable from rental equipment sales	-	107,042
Proceeds from sale of rental equipment	441,212	1,010,381
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,801,604)	809,616

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	19,383,569	8,297,364
Payments on revolving credit facility	(21,973,721)	(9,533,195)
Payments on short-term debt obligations	(735,849)	-
Payments on capital lease obligation	(1,282)	(1,923)
Proceeds from the exercise of warrants	19,778,015	70,800
Payments to repurchase warrants	-	(65,395)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,450,732	(1,232,349)

Effect of exchange rate changes on cash and cash equivalents	31,636	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,521,192	(46,632)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,474,314	199,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,995,506	$152,876

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING /
FINANCING ACTIVITIES
Equipment purchased directly through short-term debt obligation	$-	$2,560,847
Unrealized (gain) loss on designated derivative instruments, net of tax	$(321,156)	$504,207

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$2,392,871	$1,497,589
Cash (received) paid for income taxes	$(50,541)	$(6,182)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”) and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. (“Essex Finance”), CC Acquisition Holding Corp. (“CC Acquisition”), Coast Crane Company, formerly known as CC Bidding Corp. (“Coast Crane” or “CC Bidding”) and Coast Crane Ltd. (“Coast Crane Ltd.”), (collectively the "Company" or "Successor").  All significant intercompany accounts and transactions have been eliminated in consolidation.

On November 24, 2010, CC Bidding, a Delaware corporation and an indirectly wholly-owned subsidiary of the Company completed the acquisition (the “Coast Acquisition”) of substantially all of the assets of Coast Crane Company, a Delaware corporation (“Coast Liquidating Co.”).  The assets acquired in the Coast Acquisition consisted of all of the assets used by Coast Liquidating Co. in the operation of its specialty lifting solutions and crane rental services business, including cranes and related heavy lifting machinery and equipment and spare parts, inventory, accounts receivable, rights under executory contracts, other tangible and intangible assets and all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.  Following the completion of the Coast Acquisition, CC Bidding changed its name to “Coast Crane Company” and filed trademark and tradename protection with the United States and state governments.

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

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

Acquisition of Coast Crane’s Assets

On November 12, 2010, the United States Bankruptcy Court for the Western District of Washington approved an Asset Purchase Agreement (the "Coast Crane Purchase Agreement") between CC Bidding, an indirect wholly-owned subsidiary of the Company, and Coast Liquidating Co., a Delaware corporation pursuant to which CC Bidding agreed to purchase substantially all of the assets, including 100% of the outstanding shares of capital stock of Coast Crane Ltd., and assume certain liabilities, of Coast Liquidating Co.  Coast Liquidating Co., a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States, filed a voluntary petition for relief under the United States Bankruptcy Code on September 22, 2010 (Case Number 10-21229).  The Coast Acquisition was completed on November 24, 2010.  Subsequent to the Coast Acquisition, the Company filed trademark and tradename protection with the United States and state governments

The primary reasons for the Company’s acquisition of Coast Crane’s assets are as follows:

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

•
Provide new revenue streams from the distribution of new and used equipment and providing after market support and parts and services.  This diversification results in a broader mix of revenue streams allowing for more consistent earnings through economic cycles; and

•
Providing an opportunity for the Company to obtain a significant pool of rental equipment assets in one transaction as well as a highly trained workforce with significant construction equipment expertise.

The components of the total consideration transferred of $103.2 million by CC Bidding for the purchase of Coast Crane’s assets are as follows:  This includes settlement of certain liabilities in accordance with requirements under the bankruptcy proceedings.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The methodology in allocating the total consideration transferred to acquire the assets of Coast Liquidating Co. of $103.2 million, to the assets acquired and liabilities assumed is described below as follows:  (These allocations are subject to adjustment in the twelve months following the date of acquisition based upon the discovery of information not known at the date of acquisition or refinement of estimates used in the allocation of purchase price).

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

•
An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark and spare parts inventory using the income approach based in part on assumptions provided by management; and

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
The remaining excess purchase price paid over the net assets acquired was recorded as goodwill all of which will be deductible for tax purposes.  Goodwill includes the value of the assembled workforce and synergies associated with the Coast Acquisition.

2.	Significant Accounting Policies

Please refer to note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2010 for a description of our significant accounting policies.

Change in Accounting Estimates

During the three months ended March 31, 2011, the Company changed its estimate of the useful lives of certain of the types of rental equipment acquired as part of Coast Acquisition in November 2010.  The change in useful lives was based on new information learned within the current period.  The impact of this change on gross profit and net loss for the three months ended March 31, 2011 was an increase of approximately $0.5 million and a decrease of $0.3 million, respectively.  The impact on basic and diluted loss per share was a decrease of $0.01 per share.

Segment Reporting

We have determined in accordance with applicable accounting guidance regarding operating segments that we have three reportable segments. We derive our revenues from three principal business activities: (1) equipment rentals; (2) equipment distribution; and (3) parts and service. These segments are based upon how we allocate resources and assess performance. See note 11 to the consolidated financial statements regarding our segment information.

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

In December 2010, the FASB issued authoritative guidance regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.

3.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the Coast Acquisition on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, a customer relationship intangible and trademark intangible were recorded at fair value associated with the Coast Acquisition and the 2008 acquisition of Holdings.  The fair value of the customer relationship intangible and trademark intangible related to the Coast Acquisition were $1.5 million and $0.6 million, respectively.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at March 31, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$1,085,432	$(679,355)	$406,077
Essex Crane trademark	1,110,660	(694,667)	415,993
Coast Crane customer relationship intangible	1,500,000	(71,429)	1,428,571
Coast Crane trademark	600,000	(40,000)	560,000
	$4,296,092	$(1,485,451)	$2,810,641

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2010:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$1,159,352	$(632,904)	$526,448
Essex Crane trademark	1,186,756	(647,046)	539,710
Coast Crane customer relationship intangible	1,500,000	(13,095)	1,486,905
Coast Crane trademark	600,000	(10,000)	590,000
	$4,446,108	$(1,303,045)	$3,143,063

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $73,920 and $73,920 for the three months ended March 31, 2011 and 2010, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the Essex Crane trademark intangible was reduced by $76,096 and $75,389, for the three months ended March 31, 2011 and 2010, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $182,406 and $140,885 for the three months ended March 31, 2011 and 2010, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	March 31,	December 31,	Average Interest	Maturity
	2011	2010	as of 3/31/2011 (1)	Date Ranges
Essex Crane revolving credit facility	$157,980,511	$158,300,090	2.52%	Oct-13
Coast Crane revolving credit facility	51,973,157	53,909,026	5.28%	Nov-14
Canadian revolving credit facility	2,481,436	2,750,855	6.90%	May-12
Promissory notes	4,962,643	4,938,611	11.90%	Dec-13
Purchase money security interest debt	2,356,911	2,982,920	3.56%	Sep-15
Short-term debt obligations	673,403	783,243	N/A	within 1 year
Total debt obligations outstanding	$220,428,061	$223,664,745

(1) Weighted average interest rates exclude the impact of the Company's interest rate swaps.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“Essex Crane revolving credit facility”), which permits it to borrow up to $190.0 million.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment.  The revolving credit facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

Borrowings under the Essex Crane revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at March 31, 2011) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.26% at March 31, 2011) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At March 31, 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $186.5 million as of March 31, 2011.  The Company’s available borrowing under the revolving credit facility is approximately $28.5 million as of March 31, 2011.  In addition, as of March 31, 2011, there was $5.2 million of available formulated collateral in excess of the maximum borrowing amount of $190.0 million.

As of March 31, 2011 and for the three months then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $28.5 million well exceeded the threshold at March 31, 2011.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Coast Crane Revolving Credit Facility

On November 24, 2010, Coast Crane, formerly known as CC Bidding, and CC Acquisition Holding, the direct parent of Coast Crane, entered into a new revolving credit facility in conjunction with the Coast Acquisition (the “Coast Crane Credit Facility”).  The Coast Crane Credit Facility provides for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million with a $2.0 million aggregate principal sublimit for letters of credit.  Coast Crane may borrow, repay and reborrow under the Coast Crane Credit Facility. Coast Crane’s ability to borrow under the Coast Crane Credit Facility is subject to, among other things, a borrowing base calculated based on  the sum of (a) 85% of eligible accounts, (b) the lesser of 50% of eligible spare parts inventory and $5.0 million, (c) the lesser of 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new equipment inventory and $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election.  Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75% per annum.  Interest on the revolving loans and fees on the letter of credit accommodations will be payable monthly in arrears.  Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%.  At March 31, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 1.50%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the Coast Crane Credit Facility, net of reserves was approximately $63.5 million as of March 31, 2011.  The Company’s available borrowing under the Coast Crane Credit Facility is approximately $11.5 million as of March 31, 2011.

Proceeds of the first borrowing under the Coast Crane Credit Facility in the amount of $49,551,816 were used to pay part of the cash portion of the purchase price, costs, expenses and fees payable in connection with the Coast Acquisition and the negotiation and entry into the Coast Crane Credit Facility.

As of March 31, 2011 and for the three months then ended, the Company was in compliance with its covenants and other provisions of the Coast Crane Credit Facility.  Some of the financial covenants including a fixed charge coverage ratio, commencing with the first quarter ending March 31, 2011, do not become active unless the available borrowing falls below the $8.0 million threshold.  Coast Crane’s available borrowing base of approximately $11.5 million well exceeded the threshold at March 31, 2011.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, including all of the outstanding shares of capital stock of Coast Crane Ltd., the Company assumed the obligations under a Canadian revolving credit facility (the “Canadian Credit Facility”).  The principal balance assumed as of the date of the Coast Acquisition was $2,743,160.  Under the Canadian Credit Facility, Coast Crane Ltd. may borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada.  As of March 31, 2011, there was no additional availability under the Canadian Credit Facility.  Coast Crane Ltd.’s cash requirements are being funded by its parent companies as needed.

Interest accrues on the outstanding revolving loans under the Canadian Credit Facility at either a per annum rate equal to (a) CDOR plus 5.60% or (b) or Canadian Prime rate plus 4.25%, at Coast Crane Ltd.’s election.  Interest on the revolving loans are payable monthly in arrears.  Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the Canadian Credit Facility exceeds the aggregate amount of revolving loans based on a per annum rate of 0.25%.  At March 31, 2011 the applicable CDOR rate and unused line commitment fee were 1.30% and 0.25%, respectively.  The revolving credit facility is collateralized by a first security interest in substantially all of Coast Ltd’s assets.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unsecured Promissory Notes

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness for one or more promissory notes issued by the Company in the aggregate principal amount of $5,227,000.  As additional consideration under the agreement, the Company agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof to purchase up to 90,000 shares of Essex common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction.  In the event that the promissory notes are paid in full by the Company on or prior to the six month anniversary of the date of issuance (May 29, 2011), the number of warrants exercisable by the unsecured promissory note holders will be decreased to 30,000 warrants.

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital and will be amortized using the effective interest method, which is not materially different than on a straight-line basis over the three year life of the notes as additional interest expense.  The unamortized balance of this discount as of March 31, 2011 was $264,357.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of March 31, 2011, the purchase money security interest debt consists of the financing of five remaining pieces of equipment.  During the three months ended March 31, 2011, the Company repaid in full approximately $0.5 million of the obligations outstanding related to two pieces of equipment.  These amortizing debt obligations were assumed by the Company in conjunction with the Coast Acquisition.  Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears.  As the loans are amortizing, approximately $0.7 million of the total $3.0 million in principal payments are due prior to March 31, 2012 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2011.

Short-term Debt Obligations

Essex Finance entered into two short-term debt obligations with a vendor related to the acquisition of two cranes and related attachments during the year ended December 31, 2009.  The outstanding balance on the short-term debt obligations was $5.2 million as of December 31, 2009.  Essex Finance entered into a third short-term obligation for $2.6 million with similar terms as the previous two obligations during the three months ended March 31, 2010.  These short-term obligations were interest free for six months and then accrue interest at 3.0% for an additional six months and were collateralized by the respective cranes and attachments purchased.  On the six month anniversary of the origination of each obligation, a principal payment of 10% was due.  On the one year anniversary of the origination of each obligation, the remaining unpaid principal balance was due.

The remaining outstanding principal balances of all three short-term debt obligations of approximately $7.2 million in aggregate were paid in full by the Company in the second half of 2010 using proceeds from drawing on the Essex Crane revolving credit facility, at which point, the assets were owned by Essex Crane and included in the collateral base under Essex Crane’s revolving credit facility

5.  Derivatives and Hedging Activities – Interest Rate Swap Agreement

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of March 31, 2011, the Company had four interest rate swaps outstanding, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of March 31, 2011, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 63% of Essex Crane’s credit facility.  As of March 31, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.56%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the three months ended March 31, 2011 or 2010.

For the three months ended March 31, 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $523,648 ($377,490 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending March 31, 2012, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition.  The assumed interest rate swaps have a notional amount of $7.0 million each and expire on May 18, 2012.  Under the agreements, the Company pays fixed interest of 5.62% and receives three-month LIBOR.  The Company did not contemporaneously document the hedge designation on the date of assumption in order to quality for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three months ended March 31, 2011 was an unrealized gain of approximately $244,754 and was reported as a component of other income (expenses) in its consolidated statement of operations.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 4.72% at March 31, 2011.  The weighted average interest rate of the Essex Crane revolving credit facility, including the impact of the interest rate swaps was 4.39% as March 31, 2010.  The impact of the interest rate swaps resulted in an increase in interest expense of approximately $648,000 and $621,000 for the three months ended March 31, 2011 and 2010, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of March 31, 2011 and December 31, 2010:

Disclosure of Fair Value of Liability Derivatives

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2011	2010
Derivative designated as hedging instrument

Interest Rate Swap	Long-term liabilities	$3,301,743	$3,825,391

Undesignated economic derivatives

Interest Rate Swaps	Long-term liabilities	1,196,441	1,441,195

Total fair value of liability derivatives		$4,498,184	$5,266,586

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2011 and 2010.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Three Months Ended March 31, 2011

Interest Rate Swap	$(89,959)	Interest expense	$(613,607)	Other income / (expense)	$-

For the Three Months Ended March 31, 2010

Interest Rate Swap	$(1,434,430)	Interest expense	$(621,193)	Other income / (expense)	$-

Credit-risk-related Contingent Features

Each of the Company’s operating subsidiaries Essex Crane and Coast Crane separately have agreements with each of their derivative counterparties that contain a provision where if such subsidiary defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then such subsidiary could also be declared in default on their derivative obligations.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $4.7 million.  As of March 31, 2011, the Company has not posted any cash collateral related to these agreements other than a reserve against available borrowings of $3.3 million as of March 31, 2011 related to the fair values of outstanding interest rate swaps under the Essex Crane revolving credit facility.  If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of approximately $4.5 million.

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $4.5 million and $5.3 million at March 31, 2011 and December 31, 2010, respectively.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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
(Unaudited)

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.  Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010

Net loss	$(4,662,252)	$(1,987,739)
Weighted average shares outstanding:
Basic	21,978,645	14,126,041

Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted	21,978,645	14,126,041

Basic earnings (loss) per share	$(0.21)	$(0.14)
Diluted earnings (loss) per share	$(0.21)	$(0.14)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three month periods ended March 31, 2011 and 2010 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock.  The UPO expires on March 4, 2012.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the three month periods ended March 31, 2011 and 2010 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average restricted stock outstanding that could be converted into 38,957 weighted average common shares for the three months ended March 31, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Weighted average options outstanding that could be converted into 1,413,511 and 640,595 weighted average common shares for the three months ended March 31, 2011 and 2010, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Weighted average warrants outstanding that could be converted into 2,611,059 and 13,654,252 weighted average common shares for the three month periods ended March 31, 2011 and 2010, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average amount for the three months ended March 31, 2011 includes a large number of warrants that were exercised or expired on March 4, 2011 pursuant to the original terms of the warrant agreements.

As of March 31, 2011, there were 90,000 Warrants, 1,474,719 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive income (loss) was composed of the following:

	Three Months Ended March 31,
	2011	2010

Net loss	$(4,662,252)	$(1,987,739)
Other comprehensive income (loss) -
Interest rate swap	321,156	(504,207)
Foreign currency translation adjustments	2,777	-

Comprehensive loss	$(4,338,319)	$(2,491,946)

8.  Income Taxes

The Company’s effective tax rates of 33.9% and 36.3% for the three month periods ended March 31, 2011 and 2010, respectively were lower than the statutory federal tax rate due to state taxes.

At March 31, 2011, the Company has unused federal net operating loss carry-forwards totaling approximately $75.0 million that begin expiring in 2021.  At March 31, 2011, the Company also has unused state net operating loss carry-forwards totaling approximately $34.0 million that expire between 2011 and 2031.  The net operating loss carry-forwards are primarily from the acquisition of Holdings.

At March 31, 2011, the Company also has unrecorded excess tax goodwill of approximately $4.0 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining four year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

In October 2010, the examination by the IRS of the Company’s tax returns for the tax years ended December 31, 2008 and 2007 concluded and resulted in no adjustments to the returns for either tax year.  The Company is also subject to periodic state examinations.

The Company had unrecognized tax benefits of approximately $0.1 million at March 31, 2011 and December 31, 2010 primarily associated with tax positions taken in a prior year.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three month periods ended March 31, 2011 or 2010.

9. Stock Based Compensation

The Company was allowed to issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

The Company issued 5,539 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the three months ended March 31, 2010 to certain employees as compensation.  The grant price of the shares issued was $6.49 per share.  The aggregate grant date fair value of approximately $38,000 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.  The voluntary temporary salary reduction program commenced in May 2009 and was terminated in November 2010.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485.  These shares vest 50% on January 1, 2012 and 50% on January 2013 and as such, none were vested as of March 31, 2011.

On January 18, 2011, the Company granted to certain key members of management options to purchase 423,750 shares of common stock at $5.58 per share.  The weighted-average grant date fair value per share of options granted was $3.19 resulting in a grant date fair value of $1,351,763.  The stock options vest one-third annually beginning on January 1, 2012, (except to the extent that the exercise of 107,861 of such options is subject to approval by the stockholders of the Company of a new or amended long-term incentive plan providing for the issuance of at least 107,861 shares of common stock) and as such, none were vested as of March 31, 2011.  Such options will expire and no longer be exercisable after January 11, 2021.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning on January 1, 2011, and as such, 161,989 were vested as of March 31, 2011.  Such options will expire and no longer be exercisable after March 18, 2020.

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 376,677 and 188,333 of these options were vested and exercisable as of March 31, 2011 and 2010, respectively.  Such options will expire and no longer be exercisable after December 18, 2018.

No options were exercised, forfeited or expired during the three months ended March 31, 2011.  The weighted average exercise price, remaining contractual term, and the total intrinsic value of vested and exercisable options as of March 31, 2011 were $5.45, 9 years and $2.4 million, respectively.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility was based on the volatility of its peers since the Successor had only had operations for a short time as of the date of grant. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the options. The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2011 were 60.0%, 0.0%, 6 years and 2.31%, respectively.  The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2010 were 61.0%, 0.0%, 6 years and 2.79%, respectively.  The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2008 were 61.0%, 0.0%, 6 years and 1.43%, respectively.

The Company recorded $496,655 and $149,062 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.  There was approximately $3.5 million and $2.6 million of total unrecognized compensation cost as of March 31, 2011 and 2010, respectively related to non-vested stock option and restricted share awards.  The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

10.  Common Stock and Warrants

 In May 2010, our Board of Directors approved an offer allowing warrant holders to tender their warrants for exercise on a cashless basis by exchanging their warrants for shares of the Company’s common stock.  The offer was approved in accordance with the recommendation of a committee comprised of the independent members of the Board who do not own warrants.  In June 2010, the Board of Directors extended and amended the offer.  Under the terms of the amended offer, the Board temporarily modified the terms of the Company’s outstanding warrants, to provide warrant holders with the opportunity to exercise their warrants on a cashless basis by exchanging three warrants for one share of the Company’s common stock.  The number of properly tendered warrants that would be accepted by the Company in the offer was limited to 8,000,000 warrants.  The amended offer expired on June 29, 2010.  Pursuant to the offer, a total of 7,642,674 warrants were tendered for cashless exercise.  Included in the tendered warrants were 936,840 warrants tendered by our officers and directors.  In accordance with the offer, our officers and directors participated in the offer to the same extent as other warrant holders, which was at a participation rate of 65.3%.  As a result of the exercise of warrants, 2,547,558 shares of common stock were issued in 2010.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company repurchased 64,344 warrants to acquire common stock for approximately $65,000 during the three months ended March 31, 2010.  There was approximately $9.0 million remaining available for future common stock and warrant purchases at March 31, 2011.  In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the cashless exercise warrant offer.

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

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants each entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013.  If the Company’s unsecured promissory notes are repaid in full on or before May 29, 2011, the number of warrants will be reduced to 30,000.  The fair value of the warrants on the issuance date was $0.3 million.  See Note 4 for further discussion.

The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the three months ended March 31, 2011.  The Company issued 14,160 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $70,800 during the three months ended March 31, 2010.  Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

11.  Segment Information

Historically, prior to the acquisition of our Coast Crane subsidiary in November 2010, the Company had only one operating segment.  As a result of the acquisition of Coast Crane, the Company now provides services that it had not in the past, including equipment distribution and parts and service to third parties not renting the Company’s equipment.  We have identified three reportable segments: equipment rentals, equipment distribution, and parts and service.  These segments are based upon how management of the Company allocates resources and assesses performance.  The equipment rental segment includes rental, transportation, used rental equipment sales and repairs of rental equipment.  There were no sales between segments for any of the periods presented.  Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We do not compile discrete financial information by our segments other than the information presented below.  The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended March 31,
	2011	2010

Segment revenues
Equipment rentals	$13,247,426	$8,307,309
Equipment distribution	3,698,364	-
Parts and service	4,541,380	-

Total revenues	$21,487,170	$8,307,309

Segment gross profit
Equipment rentals	$2,027,239	$1,191,242
Equipment distribution	409,253	-
Parts and service	1,091,485	-

Total gross profit	$3,527,977	$1,191,242

The following table presents information about our reportable segments related to total assets:

	March 31, 2011	December 31, 2010

Segment identified assets

Equipment rentals	$353,600,300	$358,568,696
Equipment distribution	2,961,671	$5,578,000
Parts and service	4,508,600	$4,388,388
Total segment identified assets	361,070,571	$368,535,084
Non-segmented identified assets	30,317,969	$14,511,874

Total assets	$391,388,540	$383,046,958

The Company operates primarily in the United States.  Our sales to international customers for the three months ended March 31, 2010 were 3.8% of total revenues for the period presented.  No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below.  Within the equipment distribution segment, three customers individually accounted for approximately 43%, 18% and 18% of revenues on a segmented basis.  The concentration of revenues from these customers within the equipment distribution segment is directly attributable due to the large dollar value of individual transactions and the small number of individual transactions.

12.  Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board.  Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  Prior to December 2010, the Company maintained an office at 461 Fifth Avenue, 25th Floor, New York, New York pursuant to an agreement with ProChannel Management LLC, also an affiliate of Laurence S. Levy.  The Company’s statements of operations for the three month periods ended March 31, 2011 and 2010 include $22,500 of rent expense related to these agreements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.7 million and $3.0 million, respectively at March 31, 2011 and approximately $4.2 million and $3.2 million, respectively at December 31, 2010.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

13. Subsequent Events

The Company has evaluated subsequent events through the date of this filing.  Subsequent to March 31, 2011, the Company, through its wholly-owned subsidiary Essex Finance, entered into a new $0.8 million debt obligation related to the financing of a new crane purchase.  The obligation is secured by the crane purchased, matures in July 2016 and the Company will pay interest at a rate of 3.99% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2011, and its results of operations for the three month periods ended March 31, 2011 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires

Business

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

Equipment Rentals    We offer for rent crawler crane and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment.  Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our rental equipment fleet was approximately 13 years at March 31, 2011.

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

We generate revenue from a number of sources as follows:

•
Equipment rentals – We rent our fleet of over 1,000 cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts.  Crawler cranes, tower cranes and rough terrain cranes rental agreements may have durations in excess of 18 months.  Boom trucks and other smaller equipment may be rented as frequently as daily.  The contracts typically provide for an agreed rental rate and a specified rental period.   The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to its customers and its fleet utilization rate.  Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis;

•
Retail equipment and part sales – We offer a variety of construction equipment products and the related parts for sale including tower cranes, boom trucks, rough terrain cranes and other lifting equipment used in the construction industry.  The revenue from equipment and parts sales is primarily driven by the level of construction activity in a particular geographic region.  Equipment sales revenue is recognized at the time ownership transfers, which is generally based on delivery and/or inspection of the equipment.  Parts sales revenue is recognized at the time of purchase.

•
Used rental equipment sales revenue – In the ordinary course of business, we sell used cranes and attachments and other lifting equipment over time to optimize the combination of crane models and lifting capacities available in our fleet as we perceive market demands and opportunities.  On average, we have historically achieved sale prices for equipment in excess of the appraised value.  This is due to the long useful life of the crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets.  Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership.  In light of our recent acquisitions of Essex Crane and Coast Crane, the gain on sale of rental equipment will be moderated since the rental equipment has been adjusted to fair value as of the closing date, thereby reducing near-term future gain on sale;

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

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2011	2010

Equipment rentals	48.2%	61.7%
Retail equipment sales	17.2%	0.0%
Used rental equipment sales	2.1%	12.2%
Retail parts sales	13.6%	0.0%
Transportation	6.4%	12.5%
Equipment repairs and maintenance	12.5%	13.6%

Utilization Measurement

Essex Rental Corp. measures utilization using the method referred to as the “days” method.  Essex's management believes that this method, while it may reflect lower utilization rates than other methods used in the industry, is the most accurate method for measuring equipment utilization and correlates most closely with rental revenue.  Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period.  The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate (excluding any overtime revenues).  The total number of days on rent of all pieces of rental equipment provides the numerator for determining utilization.  The denominator is all rental equipment assets owned times the number of days in the month.  The “days” method is the utilization measurement currently used by Essex, and Essex anticipates that the “days” method will be the primary basis for future disclosure of utilization rates for Essex’s cranes and other construction equipment offered for rent.

The following table provides a summary of utilization rates calculated using the “days” method for the three months ended March 31, 2011 and 2010 for the equipment types owned during those periods.

	Three Months Ended March 31,
	2011	2010
Crawler Cranes	42.8%	30.0%
Rough Terrain	66.8%	N/A
Boomtrucks	48.7%	N/A
Tower Cranes	32.6%	N/A
Forklifts and Other Equipment	39.2%	N/A

Current Environment

Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet due to investment in new cranes and the acquisition of Coast Crane’s assets will provide opportunity for future growth.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit for infrastructure projects.  We cannot however be certain that our customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The Company had a net loss before income taxes of $7.1 million for the three months ended March 31, 2011 compared to a net loss before income taxes of $3.1 million for the three months ended March 31, 2010, an increase in the amount of loss of $3.9 million.  The increase net loss is discussed in more detail below.

Business Segments

Historically, prior to the acquisition of our Coast Crane subsidiary in November 2010, the Company had only one operating segment.  As a result of the acquisition of Coast Crane, the Company now provides services that it had not in the past, including equipment distribution and parts and service to third parties not renting the Company’s equipment.  We have identified three reportable segments: equipment rentals, equipment distribution, and parts and service.  These segments are based upon how management of the Company allocates resources and assesses performance.

Revenues

Revenues for the three months ended March 31, 2011 were $21.5 million, a 159% increase compared to revenues of $8.3 million for the three months ended March 31, 2010.   The increase in total revenues relates to revenues generated by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s revenues by operating segment:

			Dollar	Percentage
	Three Months Ended March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Segment Revenues:

Equipment rentals	$13,247,426	$8,307,309	$4,940,117	59.5%
Equipment distribution	3,698,364	-	3,698,364	100.0%
Parts and service	4,541,380	-	4,541,380	100.0%

Total Revenues	$21,487,170	$8,307,309	$13,179,861	158.7%

•
Equipment rental segment revenues, which represent 61.7% of total revenues, was $13.2 million for the three months ended March 31, 2011, a 59.5% increase from $8.3 million for the three months ended March 31, 2010.  The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales.  Rental revenue, which represented 48.2% of total revenues, was $10.4 million for the three months ended March 31, 2011, a 102.1% increase from $5.1 million for the three months ended March 31, 2010.  This increase was primarily relates to equipment rentals revenue generated by our Coast Crane subsidiary acquired in November 2010 of $4.3 million.  This increase was also driven by an increase in revenues attributed to the crawler crane fleet at Essex Crane of approximately $1.0 million or 20.1%.  The increase in revenues of the crawler crane fleet was primarily driven by an increase in utilization as measured on a “days” basis to 42.8% for the three months ended March 31, 2011 from 30.0% for the three months ended March 31, 2010.  This increase in crawler crane utilization was the result of moderate but steady improvement in the rental market for lattice boom crawler cranes.  Transportation revenue also increased $0.4 million for three months ended March 31, 2011 as compared to the prior period.  Partially offsetting the increase in utilization was a decrease in average crawler crane rental rate of 11.7% to $15,516 (per crane per rental month) for the three months ended March 31, 2011 from $17,562 for the three months ended March 31, 2010.  Management does not expect a meaningful increase in average rental rates until utilization rates significantly recover significantly.  These increases in equipment rental revenues were partially offset by a decrease in the revenue earned from the sales of used rental equipment.  Used rental equipment sales revenue was $0.4 million for the three months ended March 31, 2011, a 56.1% decrease from used rental equipment sales revenue of $1.0 million for the three months ended March 31, 2010.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  During the quarter ended March 31, 2011, the Company sold ten pieces of rental equipment including two smaller rough terrain cranes, five forklifts and one personnel boom lift.  Two lower lifting capacity crawler cranes and attachments were sold by the Company for the three months ended March 31, 2010.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity.  During the three months ended March 31, 2011, Essex purchased four pieces of rental equipment, comprised of three rough terrain cranes and one used crawler crane requiring maintenance repairs;

•
Equipment distribution segment revenue, which represents 17.2% of total revenue was $3.7 million for the three months ended March 31, 2011 and relates to equipment distribution revenue earned by our Coast Crane subsidiary acquired in November 2010.

•
Parts and service segment revenue, which represented 21.1% of total revenue, was $4.5 million for the three months ended March 31, 2011 and relates to parts and service revenues from our Coast Crane subsidiary acquired in November 2010.

Gross Profit

Gross Profit for the three months ended March 31, 2011 was $3.5 million, a 196.2% increase from gross profit of $1.2 million for the three months ended March 31, 2010.  Gross profit margin was 16.4% for the three months ended March 31, 2011, relative to 14.3% for the three months ended March 31, 2010.  The increase gross profit relates primarily to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s gross profit by operating segment:

			Dollar	Percentage
	Three Months Ended March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Segment Gross Profit:

Equipment rentals	$2,027,239	$1,191,242	$835,997	70.2%
Equipment distribution	409,253	-	409,253	100.0%
Parts and service	1,091,485	-	1,091,485	100.0%

Total Gross Profit	$3,527,977	$1,191,242	$2,336,735	196.2%

Equipment rentals segment gross profit of $2.0 million for the three months ended March 31, 2011 increased $0.8 million or 70.2% as compared to the three months ended March 31, 2010.  This increase in equipment rentals gross profit was due to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  This increase in equipment rental gross profit includes an increase of approximately $0.1 million in transportation related gross profit due the increase in utilization and a $0.1 million increase in gross profit from used rental equipment sales related to an increase in the number of units sold.  Gain on the sale of used rental equipment decreased to $46,000 (10.3% margin) for the three months ended March 31, 2011 from $0.2 million (15.6% margin) for the three months ended March 31, 2010.
Equipment distribution segment gross profit for the three months ended March 31, 2011 was $0.4 million and relates to equipment distribution gross profit earned by our Coast Crane subsidiary acquired in November 2010.

Parts and service segment gross profit for the three months ended March 31, 2011 was $1.1 million and relates to parts and service gross profit earned by our Coast Crane subsidiary acquired in November 2010.

Total selling, general and administrative expenses for the three months ended March 31, 2011 were $7.4 million, a $4.9 million or 195.1% increase from $2.5 million for the three months ended March 31, 2010.  The increase was related primarily to selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $4.4 million.  Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses.  During the three months ended March 31, 2011, the Company incurred non-recurring costs related to the Coast Acquisition and integration of approximately $0.5 million.

Interest expense increased 76.8% to $2.9 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010.  The increase in interest expense was related primarily to interest expense incurred on additional borrowings under old facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.  Interest expense for the three months ended March 31, 2011 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.2 million.

Income tax benefit was $2.4 million for the three months ended March 31, 2011 compared to a $1.1 million for the three months ended March 31, 2010.  The increase in income tax benefit is due to an increase in the pre-tax loss.  The effective tax rates were 33.9% and 36.3% for the three months ended March 31, 2011 and 2010, respectively.

Essex had 277 full-time employees at March 31, 2011 compared to 109 full-time employees at March 31, 2010.  The increase in the number of full-time employees is related primarily to the acquisition of Coast Crane’s assets in November 2010.  Coast Crane and subsidiary employed 166 employees as of March 31, 2011.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the three months ended March 31, 2011 was approximately $1.8 million.  This was primarily the result of net loss of $4.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, used negative cash flows of approximately $1.1 million.  The cash flows from operating activities were increased by a $1.6 million decrease in receivables, $0.1 million decrease in prepaid expenses and other assets, a $2.8 million decrease in retail equipment inventory and a $0.6 million increase in accounts payable and accrued expenses.  These positive cash flows were reduced by a $0.1 million increase in spare parts inventory and a $2.0 million decrease in customer deposits.

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

Cash flow from investing activities.  The Company’s cash used in investing activities for the three months ended March 31, 2011 was approximately $1.8 million.  This was primarily the result of payments to acquire or improve rental equipment and property and equipment of $2.2 million.  These uses of cash were partially offset by $0.4 million in proceeds on the sale of equipment.

The Company’s cash provided by investing activities for the three months ended March 31, 2010 was approximately $0.8 million.  This was primarily due to proceeds from the sale of rental and non-rental equipment of approximately $1.0 million and a decrease in accounts receivable from rental equipment sales of approximately $0.1 million, which were partially offset by purchases of rental equipment and property and equipment of $0.1 million and $0.2 million, respectively.

Cash flow from financing activities. Cash provided by financing activities was approximately $16.5 million for the three months ended March 31, 2011.  This is primarily due to proceeds received from the exercise of warrants to acquire shares of common stock of $19.8 million.  This increase in cash was partially offset by a net decrease in the amount drawn on the Company’s revolving credit facilities of $2.6 million.  Total borrowings for the three months ended March 31, 2011 under the revolving credit facilities were $19.4 million and total payments on the revolving credit facilities in the same period were $22.0 million.  The Company also used approximately $0.7 million to make scheduled principal payments and repay in full a portion of its short-term debt obligations using proceeds from drawing on the revolving credit facilities discussed above.

Cash used in financing activities for the three months ended March 31, 2010 was approximately $1.2 million.  This was primarily due to a net decrease in the amount drawn on the Company’s revolving credit facility of $1.2 million.  Total borrowings for the three months ended March 31, 2010 under the revolving credit facility were $8.3 million and total payments on the revolving credit facility in the same period were $9.5 million.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used rental fleet equipment, proceeds from the exercise of warrants for shares of common stock, proceeds from the issuance of debt, and borrowings available under our revolving credit facilities.  Our principal uses of cash have been to fund operating activities and working capital and purchases of rental fleet equipment and property and equipment.  We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from equipment sold of $0.4 million during the three months ended March 31, 2011 were used to partially fund our capital spending on rental equipment and property and equipment of $2.2 million.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of March 31, 2011, we had approximately $40.0 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves as well as approximately $20.0 million of cash on hand.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments.  If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital.  Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.  In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants, which may prohibit us from adopting any of these alternatives.  Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.

Seasonality

Although we believe our business traditionally is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months.  The level of equipment rental activities are directly related to commercial, residential and industrial construction and maintenance activities.  Therefore, equipment rental performance will be correlated to the levels of current construction activities.  The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer.  Parts and service activities are less affected by changes in demand caused by seasonality.

Contractual Obligations

During the three months ended March 31, 2011, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2010, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties.  These include, among other things, revenue recognition, the propriety of our estimated useful life of rental equipment and property and equipment, the adequacy of the allowance for doubtful accounts, income taxes, the potential impairment of long-lived assets including intangible assets and derivative financial instruments.

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of March 31, 2011 for which we have an interest rate swaps to effectively fix the interest rate at 4.96% on $100.0 million of the $158.0 million of outstanding borrowings under Essex Crane’s senior secured credit facility and three undesignated interest rate swaps to effectively fix the interest rate at 5.62% on $21.0 million of the $52.0 million of outstanding borrowings under Coast Crane’s senior secured credit facility.  The weighted average interest rate in effect on all of the Company’s borrowings at March 31, 2011 was 3.45% excluding the impact of the interest rate swaps and 4.72% taking into consideration the swaps.  A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swaps at March 31, 2011 would increase our interest expense by approximately $0.7 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures include, without limitation, controls and procedures to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011 due to the existence of a material weakness in internal control over financial reporting related to an error in the estimate of deferred state income taxes related to issues as described in more detail in our Amendment No. 1 to our Form 10-K for the year ended December 31, 2010.  Consequently, certain of the Company’s historical financial results were restated.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting.

The Company has implemented certain changes in our internal controls as of the date of this report to address the material weakness.  Specifically, in addition to the two levels of review currently performed by the third party accounting firm prior to Management’s review, the Company has added a concurring senior level of review to be performed by the third-party accounting firm and management believes that this additional control will remediate the material weakness discussed above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Due to the Coast Crane Acquisition in November 2010, the Company is currently in the process of documenting and evaluating the internal controls related to acquired operations, but has not yet established made any changes to the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K/A for the year ended December 31, 2010, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.  The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at March 31, 2011.  Such repurchase plan was publicly announced on October 22, 2008.  The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

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

ESSEX RENTAL CORP.

Dated: May 10, 2011	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2011	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer
(Principal Financial and Accounting Officer)