Form 10-Q
period 2011-06-30
Essex Rental Corp.
filed 2011-08-09
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-34601

Essex Rental Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5415048
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220	60089
Buffalo Grove, Illinois	(ZIP Code)
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

24,428,092 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on August 1, 2011.

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,635,551	$3,474,314
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,212,000 and $1,742,000, respectively	11,922,617	12,801,772
Other receivables	3,836,822	4,223,435
Deferred tax assets	2,882,119	2,402,709
Inventory
Retail equipment inventory	5,032,612	5,386,074
Retail spare parts, net	1,647,728	1,882,003
Prepaid expenses and other assets	2,165,010	3,069,976
TOTAL CURRENT ASSETS	44,122,459	33,240,283

Rental equipment, net	323,424,205	330,378,792
Property and equipment, net	8,467,764	8,727,456
Spare parts inventory, net	3,693,508	3,540,360
Identifiable finite lived intangibles, net	2,523,764	3,143,063
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,855,184	2,220,878

TOTAL ASSETS	$385,883,010	$383,046,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,775,455	$2,810,672
Accrued employee compensation and benefits	1,581,456	1,482,747
Accrued taxes	4,203,827	4,504,765
Accrued interest	656,100	436,947
Accrued other expenses	1,358,140	1,836,246
Unearned rental revenue	1,154,212	1,272,847
Customer deposits	1,345,171	2,320,007
Short-term debt obligations	673,403	783,243
Current portion of revolving credit facility	2,331,778	-
Current portion of capital lease obligation	6,954	6,718
TOTAL CURRENT LIABILITIES	19,086,496	15,454,192

LONG-TERM LIABILITIES
Revolving credit facilities	208,753,069	214,959,971
Promissory notes	4,986,676	4,938,611
Other long-term debt obligations	2,188,560	2,982,920
Deferred tax liabilities	56,400,002	61,124,038
Interest rate swaps	4,190,338	5,266,586
Capital lease obligation	6,812	10,349
TOTAL LONG-TERM LIABILITIES	276,525,457	289,282,475

TOTAL LIABILITIES	295,611,953	304,736,667

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,428,092 shares at June 30, 2011 and 20,472,489 shares at December 31, 2010	2,443	2,047
Paid in capital	121,826,199	101,052,367
Accumulated deficit	(29,619,367)	(20,431,083)
Accumulated other comprehensive loss, net of tax	(1,938,218)	(2,313,040)
TOTAL STOCKHOLDERS' EQUITY	90,271,057	78,310,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$385,883,010	$383,046,958

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Equipment rentals	$10,185,995	$5,438,566	$20,552,848	$10,569,068
Retail equipment sales	3,591,291	-	7,289,655	-
Used rental equipment sales	1,747,249	1,782,538	2,190,775	2,792,919
Retail parts sales	2,546,880	-	5,463,189	-
Transportation	1,386,307	969,109	2,760,903	2,008,167
Equipment repairs and maintenance	2,886,783	855,933	5,574,305	1,983,301

TOTAL REVENUES	22,344,505	9,046,146	43,831,675	17,353,455

COST OF REVENUES
Salaries, payroll taxes and benefits	2,495,507	1,296,685	4,833,527	2,649,916
Depreciation	5,039,234	2,901,722	10,018,733	5,754,125
Retail equipment sales	2,997,447	-	6,124,393	-
Used rental equipment sales	1,493,494	1,345,313	1,891,338	2,198,164
Retail parts sales	2,098,142	-	4,367,340	-
Transportation	1,360,799	934,387	2,653,569	1,795,942
Equipment repairs and maintenance	3,256,673	1,072,490	6,264,620	1,960,280
Yard operating expenses	562,886	341,239	1,109,855	649,476

TOTAL COST OF REVENUES	19,304,182	7,891,836	37,263,375	15,007,903

GROSS PROFIT	3,040,323	1,154,310	6,568,300	2,345,552

Selling, general and administrative expenses	7,161,105	2,628,330	14,539,195	5,128,427
Other depreciation and amortization	492,445	220,380	1,001,409	412,066

LOSS FROM OPERATIONS	(4,613,227)	(1,694,400)	(8,972,304)	(3,194,941)

OTHER INCOME (EXPENSES)
Other income	110,355	2,946	274,723	3,051
Interest expense	(2,856,904)	(1,658,186)	(5,721,230)	(3,277,907)
Foreign currency exchange gains	(7,139)	-	70	-
TOTAL OTHER INCOME (EXPENSES)	(2,753,688)	(1,655,240)	(5,446,437)	(3,274,856)

LOSS BEFORE INCOME TAXES	(7,366,915)	(3,349,640)	(14,418,741)	(6,469,797)

PROVISION (BENEFIT) FOR INCOME TAXES	(2,840,883)	(1,121,115)	(5,230,457)	(2,253,533)

NET LOSS	$(4,526,032)	$(2,228,525)	$(9,188,284)	$(4,216,264)

Weighted average shares outstanding:
Basic	24,428,092	14,535,982	23,210,137	14,332,142
Diluted	24,428,092	14,535,982	23,210,137	14,332,142

Loss per share:
Basic	$(0.19)	$(0.15)	$(0.40)	$(0.29)
Diluted	$(0.19)	$(0.15)	$(0.40)	$(0.29)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,188,284)	$(4,216,264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of tangible assets	10,674,609	5,894,837
Amortization of loan acquisition costs and other intangibles	712,246	518,811
Amortization of promissory notes discount	48,065	-
Gain on sale of rental equipment	(299,437)	(594,755)
Deferred income taxes	(5,162,409)	(2,303,247)
Share based compensation expense	996,213	534,487
Change in fair value of interest rate swap	(475,861)	-
Changes in operating assets and liabilities:
Accounts receivable, net	879,155	167,298
Other receivables	386,613	180,646
Prepaid expenses and other assets	904,966	(230,431)
Retail equipment inventory	1,384,456	-
Spare parts inventory	81,127	(114,999)
Accounts payable and accrued expenses	2,503,601	(398,194)
Unearned rental revenue	(118,635)	157,453
Customer deposits	(974,836)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,351,589	(404,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(4,547,026)	(138,350)
Purchases of property and equipment	(739,159)	(452,475)
Accounts receivable from rental equipment sales	-	107,042
Proceeds from sale of rental equipment	2,190,775	2,792,919
Increase in restricted cash deposits	-	(5,226,400)

NET CASH USED IN INVESTING ACTIVITIES	(3,095,410)	(2,917,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	42,908,880	21,070,819
Payments on revolving credit facilities	(46,851,928)	(18,428,725)
Payments on purchase money security interest debt	(1,916,700)	(517,061)
Payments on capital lease obligation	(3,846)	(3,846)
Proceeds from the exercise of warrants	19,778,015	2,356,336
Payments to repurchase warrants	-	(853,261)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,914,421	3,624,262

Effect of exchange rate changes on cash and cash equivalents	(9,363)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,161,237	302,640

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,474,314	199,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,635,551	$502,148

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Equipment obtained through capital lease	$545	$766
Equipment purchased directly through short-term debt obligation	$1,012,500	$2,560,847
Unrealized (gain) loss on designated derivative instruments, net of tax	$(367,659)	$1,080,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$5,344,232	$3,023,210
Cash (received) paid for income taxes	$(40,151)	$53,972

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

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

•
Provide new revenue streams from the distribution of new and used equipment and providing after market support and parts and services.  This diversification results in a broader mix of revenue streams which we believe allow for more consistent earnings through economic cycles; and

•
Provide an opportunity for the Company to obtain a significant pool of rental equipment assets in one transaction as well as a highly trained workforce with significant construction equipment expertise.

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

The methodology in allocating the total consideration transferred to acquire the assets of Coast Liquidating Co. of $103.2 million, to the assets acquired and liabilities assumed is as follows:  (These allocations are subject to adjustment in the twelve months following the date of acquisition based upon the discovery of information not known at the date of acquisition or refinement of estimates used in the allocation of purchase price).

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

•
An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark and spare parts inventory using the income approach based in part on assumptions provided by management; and

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
The remaining excess purchase price paid over the net assets acquired was recorded as goodwill all of which will be deductible for tax purposes over a 15 year period.  Goodwill includes the value of the assembled workforce and synergies associated with the Coast Acquisition.

2.	Significant Accounting Policies

Please refer to note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2010 for a complete description of our significant accounting policies.

Change in Accounting Estimates

During the three months ended March 31, 2011, the Company changed its estimate of the useful lives of certain of the types of rental equipment acquired as part of Coast Acquisition in November 2010.  The change in useful lives was reflected in our Quarterly Report on Form 10-Q for the period ending March 31, 2011 and was based on new information learned prior to filing that Form 10-Q.  The impact of this change on gross profit and net loss for the six months ended June 30, 2011 was an increase of approximately $0.5 million and a decrease of $0.3 million, respectively.  The impact on basic and diluted loss per share was a decrease of $0.01 per share for the same period.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could materially differ from those estimates.  Significant estimates include the allowance for doubtful accounts and credit memos, spare parts inventory obsolescence reserve, useful lives for rental equipment and property and equipment, deferred income taxes, personal property tax receivable and accrual, loss contingencies and the fair value of interest rate swaps and other financial instruments.

Recently Issued and Adopted Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance was effective on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which became effective on January 1, 2011. This guidance has not and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value disclosed.  This guidance is effective during interim and annual periods beginning after December 15, 2011.  The guidance is not expected to have material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance regarding the format of disclosures of comprehensive income.  Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the Coast Acquisition on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

In addition, a customer relationship intangible and trademark intangible were recorded at fair value associated with the Coast Acquisition and the 2008 acquisition of Holdings.  The fair value of the customer relationship intangible and trademark intangible related to the Coast Acquisition were $1.5 million and $0.6 million, respectively.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at June 30, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Essex Crane customer relationship intangible	$1,023,497	$(718,653)	$304,844
Essex Crane trademark	1,048,845	(734,924)	313,921
Coast Crane customer relationship intangible	1,500,000	(125,001)	1,374,999
Coast Crane trademark	600,000	(70,000)	530,000
	$4,172,342	$(1,648,578)	$2,523,764

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2010:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Essex Crane customer relationship intangible	$1,159,352	$(632,904)	$526,448
Essex Crane trademark	1,186,756	(647,046)	539,710
Coast Crane customer relationship intangible	1,500,000	(13,095)	1,486,905
Coast Crane trademark	600,000	(10,000)	590,000
	$4,446,108	$(1,303,045)	$3,143,063

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $61,935 and $73,920 for the three months ended June 30, 2011 and 2010, respectively and $135,855 and $147,840 for the six months ended June 30, 2011 and 2010, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the Essex Crane trademark intangible was reduced by $61,815 and $75,389, for the three months ended June 30, 2011 and 2010, respectively and $137,911and $150,778 for the six months ended June 30, 2011 and 2010, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $163,127 and $130,468 for the three months ended June 30, 2011 and 2010, respectively and $345,533 and $271,353 for the six months ended June 30, 2011 and 2010, respectively.

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	June 30,	December 31,	Average Interest	Maturity
	2011	2010	as of 6/30/2011 (1)	Date Ranges
Essex Crane revolving credit facility	$157,881,738	$158,300,090	2.46%	Oct-13
Coast Crane revolving credit facility	50,871,331	53,909,026	5.28%	Nov-14
Canadian revolving credit facility	2,331,778	2,750,855	6.90%	May-12
Unsecured promissory notes (related party)	4,986,676	4,938,611	11.90%	Dec-13
Purchase money security interest debt	2,188,560	2,982,920	3.50%	Sep-15
Purchase money security interest debt - short-term	673,403	783,243	3.50%	within 1 year

Total debt obligations outstanding	$218,933,486	$223,664,745

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

Borrowings under the Essex Crane revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at June 30, 2011) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.19% at June 30, 2011) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At June 30, 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $186.7 million as of June 30, 2011.  The Company’s available borrowing under the revolving credit facility is approximately $28.8 million as of June 30, 2011.  In addition, as of June 30, 2011, there was $4.0 million of available formulated collateral in excess of the maximum borrowing amount of $190.0 million.

As of June 30, 2011 and for the six months then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $28.8 million well exceeded the threshold at June 30, 2011.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election.  Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%.  Interest on the revolving loans and fees on the letter of credit accommodations will be payable monthly in arrears.  Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%.  At June 30, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 1.50%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the Coast Crane Credit Facility, net of reserves was approximately $61.3 million as of June 30, 2011.  The Company’s available borrowing under the Coast Crane Credit Facility is approximately $10.5 million as of June 30, 2011.

 Proceeds of the first borrowing under the Coast Crane Credit Facility in the amount of $49,551,816 were used to pay part of the cash portion of the purchase price, costs, expenses and fees payable in connection with the Coast Acquisition and the negotiation and entry into the Coast Crane Credit Facility.

As of June 30, 2011 and for the six months then ended, the Company was in compliance with its covenants and other provisions of the Coast Crane Credit Facility.  Some of the financial covenants including a fixed charge coverage ratio, do not become active unless the available borrowing falls below the $8.0 million threshold.  Coast Crane’s available borrowing base of approximately $10.5 million well exceeded the threshold at June 30, 2011.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, including all of the outstanding shares of capital stock of Coast Crane Ltd., the Company assumed the obligations under a Canadian revolving credit facility (the “Canadian Credit Facility”).  The principal balance assumed as of the date of the Coast Acquisition was $2,743,160.  Under the Canadian Credit Facility, Coast Crane Ltd. may borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada.  As of June 30, 2011, there was no additional availability under the Canadian Credit Facility.  Coast Crane Ltd.’s cash requirements are being funded by its parent companies as needed.

Interest accrues on the outstanding revolving loans under the Canadian Credit Facility at either a per annum rate equal to (a) CDOR plus 5.60% or (b) or Canadian Prime rate plus 4.25%, at Coast Crane Ltd.’s election.  Interest on the revolving loans are payable monthly in arrears.  Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the Canadian Credit Facility exceeds the aggregate amount of revolving loans based on a per annum rate of 0.25%.  At June 30, 2011 the applicable CDOR rate and unused line commitment fee were 1.30% and 0.25%, respectively.  The revolving credit facility is collateralized by a first security interest in substantially all of Coast Ltd’s assets.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense which is not materially different than the effective interest method.  The unamortized balance of this discount as of June 30, 2011 was $240,324.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of June 30, 2011, the purchase money security interest debt consists of the financing of five remaining pieces of equipment.  These amortizing debt obligations were assumed by the Company in conjunction with the Coast Acquisition.  During the six months ended June 30, 2011, the Company repaid in full approximately $0.5 million of the obligations outstanding related to two pieces of equipment.  Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears.  As the loans are amortizing, approximately $0.7 million of the total $2.9 million in principal payments are due prior to June 30, 2012 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of June 30, 2011.

During the six months ended June 30, 2011, the Company entered into a new $1.0 million debt obligation related to the financing of a new crane purchase.  The obligation was secured by the crane purchased, was set to mature in July 2016 and accrued interest at a rate of 3.99% per annum.  During the six months ended June 30, 2011, the obligation was repaid in full and the crane was sold through the Company’s retail distribution segment.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.  Derivatives and Hedging Activities – Interest Rate Swap Agreements

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of June 30, 2011, the Company had four interest rate swaps outstanding, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wachovia’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of June 30, 2011, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 63% of Essex Crane’s credit facility.  As of June 30, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.49%. The weighted average interest rate of the Essex Crane revolving credit facility, including the impact of the interest rate swaps was 4.06% as of June 30, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the six months ended June 30, 2011 or 2010.

For the six months ended June 30, 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $600,387 ($367,659 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending June 30, 2012, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition.  The assumed interest rate swaps have a notional amount of $7.0 million each and expire on May 18, 2012.  Under the agreements, the Company pays fixed interest of 5.62% and receives three-month LIBOR.  The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three and six months ended June 30, 2011 was an unrealized gain of approximately $231,107 and $475,861, respectively and was reported as a component of other income (expenses) in its consolidated statement of operations.

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 5.06% at June 30, 2011. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $683,000 and $612,000 for the three months ended June 30, 2011 and 2010, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $1,331,000 and $1,233,000 for the six months ended June 30, 2011 and 2010, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of June 30, 2011 and December 31, 2010:

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2011	2010
Derivative designated as hedging instrument

Interest Rate Swap	Long-term liabilities	$3,225,004	$3,825,391

Undesignated economic derivatives

Interest Rate Swaps	Long-term liabilities	965,334	1,441,195

Total fair value of liability derivatives		$4,190,338	$5,266,586

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the six months ended June 30, 2011 and 2010.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Six Months Ended June 30, 2011

Interest Rate Swap	$(645,202)	Interest expense	$(1,245,589)	Other income / (expense)	$-

For the Six Months Ended June 30, 2010

Interest Rate Swap	$(2,976,229)	Interest expense	$(1,232,853)	Other income / (expense)	$-

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

As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $4.3 million.  As of June 30, 2011, the Company has not posted any cash collateral related to these agreements other than a reserve against available borrowings of $3.3 million as of June 30, 2011 related to the fair values of outstanding interest rate swaps under the Essex Crane revolving credit facility.  If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of approximately $4.2 million.

5.	Fair Value

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $4.2 million and $5.3 million at June 30, 2011 and December 31, 2010, respectively.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at June 30, 2011 and December 31, 2010 for each major category of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$4,190,338	-	$4,190,338	-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$5,266,586	-	$5,266,586	-

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

The fair value of the Company’s total debt obligations was approximately $219.9 million as of June 30, 2011 calculated using a discounted cash flows approach at a market rate of interest.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(4,526,032)	$(2,228,525)	$(9,188,284)	$(4,216,264)

Weighted average shares outstanding:
Basic	24,428,092	14,535,982	23,210,137	14,332,142
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted	24,428,092	14,535,982	23,210,137	14,332,142

Basic earnings (loss) per share	$(0.19)	$(0.15)	$(0.40)	$(0.29)
Diluted earnings (loss) per share	$(0.19)	$(0.15)	$(0.40)	$(0.29)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three and six month periods ended June 30, 2011 and 2010 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock.  The UPO expires on March 4, 2012.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the six month periods ended June 30, 2011 and 2010 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average restricted stock outstanding that could be converted into 67,122 and 62,103 weighted average common shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Weighted average options outstanding that could be converted into 161,511 and 80,263 weighted average common shares for the three months ended June 30, 2011 and 2010 and weighted average options that could be converted into 144,371 and 51,176 weighted average common shares for the six months ended June 30, 2011 and 2010, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Weighted average warrants outstanding that could be converted into 89,871 and 2,891,078 weighted average common shares for the three month periods ended June 30, 2011 and 2010 and weighted average warrants outstanding that could be converted into 404,008 and 2,345,451 weighted average common shares for the six months ended June 30, 2011 and 2010, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average amount for the six months ended June 30, 2011 includes a large number of warrants that were exercised or expired on March 4, 2011 pursuant to the original terms of the warrant agreements.

As of June 30, 2011, there were 90,000 Warrants, 1,474,719 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive loss was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(4,526,032)	$(2,228,525)	$(9,188,284)	$(4,216,264)
Other comprehensive income (loss) -
Interest rate swap	46,503	(576,686)	367,659	(1,080,893)
Foreign currency translation adjustments	4,386	-	7,163	-

Comprehensive loss	$(4,475,143)	$(2,805,211)	$(8,813,462)	$(5,297,157)

8.  Income Taxes

The Company’s effective tax rates of 38.6% and 36.3% for the three and six month periods ended June 30, 2011, respectively were lower than the statutory federal tax rate due to state taxes. The Company’s effective tax rates of 33.5% and 34.8% for the three and six month periods ended June 30, 2010, respectively were higher than the statutory federal tax rate due to state taxes.

At June 30, 2011, the Company has unused federal net operating loss carry-forwards totaling approximately $84.6 million that begin expiring in 2021.  At June 30, 2011, the Company also has unused state net operating loss carry-forwards totaling approximately $39.7 million that expire between 2011 and 2031.  The net operating loss carry-forwards are primarily from the acquisition of Holdings.

At June 30, 2011, the Company also has unrecorded excess tax goodwill of approximately $3.9 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining four year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

In October 2010, the examination by the IRS of the Company’s tax returns for the tax years ended December 31, 2008 and 2007 concluded and resulted in no adjustments to the returns for either tax year.  The Company is also subject to periodic state examinations.

The Company had unrecognized tax benefits of approximately $0.1 million at June 30, 2011 and December 31, 2010 primarily associated with tax positions taken in a prior year.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and six month periods ended June 30, 2011 or 2010 The Company’s recorded deferred tax assets are expected to be realized and as such, no valuation allowance was recorded as of June 30, 2011 or 2010.

9. Stock Based Compensation

The Company may issue up to 1,500,000 shares of common stock pursuant to its 2011 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

The Company issued 11,467 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the six months ended June 30, 2010 to certain employees as compensation.  The grant price of the shares issued was $6.26 per share.  The aggregate grant date fair value of approximately $74,000 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.  The voluntary temporary salary reduction program commenced in May 2009 and was terminated in November 2010.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485.  These shares vest 50% on January 1, 2012 and 50% on January 2013 and as such, none were vested as of June 30, 2011.

On January 14, 2011, the Company granted to certain key members of management options to purchase 423,750 shares of common stock at $5.58 per share.  The weighted-average grant date fair value per share of options granted was $3.19 resulting in a grant date fair value of $1,351,763.  The stock options vest one-third annually beginning on January 1, 2012, and as such, none were vested as of June 30, 2011.  Such options will expire and no longer be exercisable after January 1, 2021.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning on January 1, 2011, and as such, 161,989 were vested as of June 30, 2011.  Such options will expire and no longer be exercisable after March 18, 2020.

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 376,677 and 188,333 of these options were vested and exercisable as of June 30, 2011 and 2010, respectively.  Such options will expire and no longer be exercisable after December 18, 2018.

No options were exercised, forfeited or expired during the six months ended June 30, 2011.  The weighted average exercise price, remaining contractual term, and the total intrinsic value of vested and exercisable options as of June 30, 2011 were $5.09, 8 years and $0.8 million, respectively.

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

The Company recorded $499,558 and $996,213 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three and six month periods ended June 30, 2011, respectively.  The Company recorded $311,343 and $460,405 of non-cash compensation expense associated with stock options in selling, general and administrative expenses for the three and six month periods ended June 30, 2010, respectively.  There was approximately $3.0 million and $2.3 million of total unrecognized compensation cost as of June 30, 2011 and 2010, respectively related to non-vested stock option and restricted share awards.  The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company repurchased 519,905 warrants to acquire common stock for approximately $0.9 million during the six months ended June 30, 2010.  There was approximately $9.0 million remaining available for future common stock and warrant purchases subsequent to these repurchases.  In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the cashless exercise warrant offer.

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

The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the six months ended June 30, 2011.  The Company issued 471,258 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the six months ended June 30, 2010.  Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We do not compile discrete financial information by our segments other than the information presented below.  The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Segment revenues
Equipment rentals	$14,606,977	$9,046,146	$27,854,403	$17,353,455
Equipment distribution	3,591,291	-	7,289,655	-
Parts and service	4,146,237	-	8,687,617	-

Total revenues	$22,344,505	$9,046,146	$43,831,675	$17,353,455

Segment gross profit
Equipment rentals	$1,873,476	$1,154,310	$3,900,715	$2,345,552
Equipment distribution	378,331	-	787,583	-
Parts and service	788,516	-	1,880,002	-

Total gross profit	$3,040,323	$1,154,310	$6,568,300	$2,345,552

The following table presents information about our reportable segments related to total assets:

	June 30, 2011	December 31, 2010

Segment identified assets

Equipment rentals	$349,794,222	$358,568,696
Equipment distribution	6,149,540	5,578,000
Parts and service	4,238,535	4,388,388
Total segment identified assets	360,182,297	368,535,084
Non-segmented identified assets	25,700,713	14,511,874

Total assets	$385,883,010	$383,046,958

The Company operates primarily in the United States.  Our sales to international customers for the three and six month periods ended June 30, 2011 were 3.4% and 3.6%, respectively of total revenues for the period presented.  No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below.  Within the equipment distribution segment, five customers individually accounted for approximately 25%, 20%, 11%, 10%, and 10% of revenues on a segmented basis.  The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

12.  Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board.  Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  Prior to December 2010, the Company maintained an office at 461 Fifth Avenue, 25th Floor, New York, New York pursuant to an agreement with ProChannel Management LLC, also an affiliate of Laurence S. Levy.  The Company’s statements of operations for the three and six month periods ended June 30, 2011 and 2010 include $22,500 and $45,000, respectively of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.7 million and $2.9 million, respectively at June 30, 2011 and approximately $4.2 million and $3.2 million, respectively at December 31, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2011, and its results of operations for the three and six month periods ended June 30, 2011 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Business

Background

Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On March 13, 2007, we closed our initial public offering of 11,250,000 units.  Each unit that was offered had a price of $8.00 and consisted of one share of our common stock and one warrant.  Each warrant entitled the holders to purchase one share of our common stock at a price of $5.00.  On March 15, 2007, we consummated the sale of an additional 1,687,500 units which were subject to an over-allotment option granted to EarlyBirdCapital, Inc., the representatives of the underwriters for our initial public offering.  We also sold to EarlyBirdCapital, Inc., for $100, as additional compensation an option to purchase up to a total of 600,000 units at $8.80 per unit.  Laurence S. Levy, chairman of our board of directors, Edward Levy, a member of our board of directors, and Isaac Kier, one of our initial stockholders, owned a total of 2,812,500 shares of our common stock prior to our initial public offering.  These initial stockholders also purchased a total of 1,500,000 warrants from us at $1.00 per warrant in a private placement completed concurrently with our initial public offering.  The total proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $105,000,000.  Upon the closing of the offering, including the over-allotment option and the private placement of warrants, and after deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the offering were approximately $99,923,651.

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

In November 2010, we formed CC Bidding Corp (“CCBC”), a Delaware corporation and an indirectly wholly-owned subsidiary of Essex Rental Corp., to facilitate the acquisition (the “Coast Acquisition”) of substantially all of the assets, and the assumption of certain liabilities, of Coast Crane Company, a Delaware corporation (“Coast Liquidating Co.”), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States.  We completed the Coast Acquisition on November 24, 2010 as the successful bidder in a bankruptcy proceeding.   The assets acquired included all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.  Following the closing of the Coast Acquisition, CCBC changed its name to “Coast Crane Company”. References to “Coast Crane” in this Quarterly Report mean Coast Crane Company, a Delaware corporation, formerly known as CC Bidding Corp.  For more information regarding the Coast Acquisition, see note 1 to our consolidated financial statements.

We conduct substantially all of our operations through Essex Crane and Coast Crane.

Products and Services

Our principal products and services are described below.

Equipment Rentals    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment.  Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our rental equipment fleet was approximately 13 years at June 30, 2011.

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

We generate revenue from a number of sources as follows:

•
Equipment rentals – We rent our fleet of over 1,000 cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts.  Crawler crane, tower crane and rough terrain crane rental agreements may have durations in excess of 18 months.  Boom trucks and other smaller equipment may be rented as frequently as daily.  The contracts typically provide for an agreed rental rate and a specified rental period.   The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to our customers and our fleet utilization rate.  Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis;

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

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Equipment rentals	45.6%	60.1%	46.9%	60.9%
Retail equipment sales	16.1%	0.0%	16.6%	0.0%
Used rental equipment sales	7.8%	19.7%	5.0%	16.1%
Retail parts sales	11.4%	0.0%	12.5%	0.0%
Transportation	6.2%	10.7%	6.3%	11.6%
Equipment repairs and maintenance	12.9%	9.5%	12.7%	11.4%

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and six months periods ended June 30, 2011 and 2010 for the equipment types owned during those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Crawler Cranes	38.6%	35.1%	40.7%	32.6%
Rough Terrain Cranes	68.9%	N/A	67.9%	N/A
Boomtrucks	53.3%	N/A	51.0%	N/A
Self-Erecting Tower Cranes	21.5%	N/A	19.9%	N/A
City & Other Tower Cranes	43.0%	N/A	43.1%	N/A
Forklifts and Other Equipment	39.6%	N/A	39.4%	N/A

Current Environment

Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet through investment in new cranes and the acquisition of Coast Crane’s assets will provide opportunity for future growth.  Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit for infrastructure projects.  We cannot however be certain that our customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The Company had a net loss before income taxes of $7.4 million for the three months ended June 30, 2011 compared to a net loss before income taxes of $3.3 million for the three months ended June 30, 2010, an increase in the amount of loss of $4.1 million.  The increase in net loss is discussed in more detail below.

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

Revenues

Revenues for the three months ended June 30, 2011 were $22.3 million, a 147% increase compared to revenues of $9.0 million for the three months ended June 30, 2010.   The increase in total revenues relates to revenues generated by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Revenues:

Equipment rentals	$14,606,977	$9,046,146	$5,560,831	61.5%
Equipment distribution	3,591,291	-	3,591,291	100.0%
Parts and service	4,146,237	-	4,146,237	100.0%

Total Revenues	$22,344,505	$9,046,146	$13,298,359	147.0%

•
Equipment rental segment revenues, which represents 65.4% of total revenues, was $14.6 million for the three months ended June 30, 2011, a 61.5% increase from $9.0 million for the three months ended June 30, 2010.  The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales.  Rental revenue, which represented 45.6% of total revenues, was $10.2 million for the three months ended June 30, 2011, an 87.3% increase from $5.4 million for the three months ended June 30, 2010.  This increase primarily relates to equipment rentals revenue generated by our Coast Crane subsidiary acquired in November 2010 of $4.8 million. Transportation revenue also increased $0.4 million for three months ended June 30, 2011 as compared to the comparable period in 2010.  Utilization for crawler cranes, as measured on a “days” basis, increased to 38.6% for the three month period ended June 30, 2011 compared to 35.1% for the same period in the prior year. Partially offsetting the increase in utilization was a decrease in average crawler crane rental rate of 6.3% to $15,347 (per crane per rental month) for the three months ended June 30, 2011 from $16,372 for the three months ended June 30, 2010.  Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Used rental equipment sales revenue was $1.7 million for the three months ended June 30, 2011, a marginal decline compared to the three month period ended June 30, 2010.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  During the quarter ended June 30, 2011, the Company sold fourteen pieces of rental equipment including six rough terrain cranes, one forklift, two personnel boom lifts, one scissor lift, and four boom trucks.  Three lower lifting capacity crawler cranes and attachments were sold by the Company during the three months ended June 30, 2010.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity.  During the three months ended June 30, 2011, The Company purchased twelve pieces of rental equipment, comprised of eight elevator hoists, one crawler crane, one boom truck, one scissor lift, and one rough terrain crane.

•
Equipment distribution segment revenue, which represents 16.1% of total revenue was $3.6 million for the three months ended June 30, 2011 and relates to equipment distribution revenue earned by our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our equipment distribution segment prior to the Coast Acquisition.

•
Parts and service segment revenue, which represents 18.5% of total revenue, was $4.1 million for the three months ended June 30, 2011 and relates to parts and service revenues from our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our parts and service segment prior to the Coast Acquisition.

Gross Profit

Gross Profit for the three months ended June 30, 2011 was $3.0 million, a 163.4% increase from gross profit of $1.2 million for the three months ended June 30, 2010.  Gross profit margin was 13.6% for the three months ended June 30, 2011, relative to 12.8% for the three months ended June 30, 2010.  The increase in gross profit relates primarily to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Gross Profit:

Equipment rentals	$1,873,476	$1,154,310	$719,166	62.3%
Equipment distribution	378,331	-	378,331	100.0%
Parts and service	788,516	-	788,516	100.0%

Total Gross Profit	$3,040,323	$1,154,310	$1,886,013	163.4%

Equipment rentals segment gross profit of $1.9 million for the three months ended June 30, 2011 increased $0.7 million or 62.3% as compared to the three months ended June 30, 2010.  This increase in equipment rentals gross profit was due to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  Gain on the sale of used rental equipment decreased to $0.3 million (14.5% margin) for the three months ended June 30, 2011 from $0.4 million (24.5% margin) for the three months ended June 30, 2010.

Equipment distribution segment gross profit for the three months ended June 30, 2011 was $0.4 million and relates to equipment distribution gross profit earned by our Coast Crane subsidiary acquired in November 2010. We did not derive gross profit from our equipment distribution segment prior to the Coast Acquisition.

Parts and service segment gross profit for the three months ended June 30, 2011 was $0.8 million and relates to parts and service gross profit earned by our Coast Crane subsidiary acquired in November 2010.  We did not derive gross profit from our parts and service segment prior to the Coast Acquisition.

Total selling, general and administrative expenses for the three months ended June 30, 2011 were $7.2 million, a $4.6 million or 172.5% increase from $2.6 million for the three months ended June 30, 2010.  The increase was related primarily to selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $4.1 million.  Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses.  During the three months ended June 30, 2011, the Company incurred non-recurring costs of approximately $0.4 million related to the Coast Acquisition and integration.

Interest expense increased 72.3% to $2.9 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010.  The increase in interest expense was related primarily to interest expense incurred on additional borrowings under old facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.  Interest expense for the three months ended June 30, 2011 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.2 million.

Income tax benefit was $2.8 million for the three months ended June 30, 2011 compared to a $1.1 million for the three months ended June 30, 2010.  The increase in income tax benefit is due to an increase in the pre-tax loss.  The effective tax rates were 38.6% and 33.5% for the three months ended June 30, 2011 and 2010, respectively.

Essex had 277 full-time employees at June 30, 2011 compared to 109 full-time employees at June 30, 2010.  The increase in the number of full-time employees is related primarily to the acquisition of Coast Crane’s assets in November 2010.  Coast Crane and subsidiary employed 163 employees as of June 30, 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The Company had a net loss before income taxes of $14.4 million for the six months ended June 30, 2011 compared to a net loss before income taxes of $6.5 million for the six months ended June 30, 2010, an increase in the amount of loss of $7.9 million.  The increase in net loss is discussed in more detail below.

Revenues

Revenues for the six months ended June 30, 2011 were $43.8 million, a 152.6% increase compared to revenues of $17.4 million for the six months ended June 30, 2010.   The increase in total revenues relates to revenues generated by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s revenues by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Revenues:

Equipment rentals	$27,854,403	$17,353,455	$10,500,948	60.5%
Equipment distribution	7,289,655	-	7,289,655	100.0%
Parts and service	8,687,617	-	8,687,617	100.0%

Total Revenues	$43,831,675	$17,353,455	$26,478,220	152.6%

•
Equipment rental segment revenues, which represents 63.6% of total revenues, was $27.9 million for the six months ended June 30, 2011, a 60.5% increase from $17.4 million for the six months ended June 30, 2010.  The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales.  Rental revenue, which represented 46.9% of total revenues, was $20.6 million for the six months ended June 30, 2011, a 94.5% increase from $10.6 million for the six months ended June 30, 2010.  This increase primarily relates to equipment rentals revenue generated by our Coast Crane subsidiary acquired in November 2010 of $9.1 million.  This increase was also driven by an increase in revenues attributed to the crawler crane fleet at Essex Crane of approximately $0.8 million or 7.9%.  The increase in revenues of the crawler crane fleet was primarily driven by an increase in utilization as measured on a “days” basis to 40.7% for the six months ended June 30, 2011 from 32.6% for the six months ended June 30, 2010.  This increase in crawler crane utilization was the result of moderate but steady improvement in the rental market for lattice boom crawler cranes.  Partially offsetting the increase in utilization was a decrease in average crawler crane rental rate of 9.0% to $15,432 (per crane per rental month) for the six months ended June 30, 2011 from $16,967 for the six months ended June 30, 2010.  Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly.  Transportation revenue increased $0.8 million for six months ended June 30, 2011 as compared to the same period in the prior year. These increases in equipment rental revenues were partially offset by a decrease in the revenue earned from the sales of used rental equipment.  Used rental equipment sales revenue was $2.2 million for the six months ended June 30, 2011, a 21.6% decrease from used rental equipment sales revenue of $2.8 million for the six months ended June 30, 2010.  These used equipment sales have presented the Company with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment.  During the six month period ended June 30, 2011, the Company sold twenty-four pieces of rental equipment including eight rough terrain cranes, six boom trucks, six forklifts, three personnel boom lifts and one scissor lift.  Five lower lifting capacity crawler cranes and attachments were sold by the Company for the six months ended June 30, 2010.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity.  During the six months ended June 30, 2011, Essex purchased sixteen pieces of rental equipment, comprised of eight elevator hoists, four rough terrain cranes, one boom truck, one scissor lift, one new crawler crane and one used crawler crane requiring maintenance repairs;

•
Equipment distribution segment revenue, which represents 16.6% of total revenue was $7.3 million for the six months ended June 30, 2011 and relates to equipment distribution revenue earned by our Coast Crane subsidiary acquired in November 2010. We did not generate revenue in our equipment distribution segment prior to the Coast Acquisition.

•
Parts and service segment revenue, which represents 19.8% of total revenue, was $8.7 million for the six months ended June 30, 2011 and relates to parts and service revenues from our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our parts and service segment prior to the Coast Acquisition.

Gross Profit

Gross Profit for the six months ended June 30, 2011 was $6.6 million, a 180.0% increase from gross profit of $2.3 million for the six months ended June 30, 2010.  Gross profit margin was 15.0% for the six months ended June 30, 2011, relative to 13.5% for the six months ended June 30, 2010.  The increase in gross profit relates primarily to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s gross profit by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Gross Profit:

Equipment rentals	$3,900,715	$2,345,552	$1,555,163	66.3%
Equipment distribution	787,583	-	787,583	100.0%
Parts and service	1,880,002	-	1,880,002	100.0%

Total Gross Profit	$6,568,300	$2,345,552	$4,222,748	180.0%

Equipment rentals segment gross profit of $3.9 million for the six months ended June 30, 2011 increased $1.6 million or 66.3% as compared to the six months ended June 30, 2010.  This increase in equipment rentals gross profit was due to gross profit earned by our Coast Crane subsidiary acquired in November 2010. Gain on the sale of used rental equipment decreased to $0.3 million (13.7% margin) for the six months ended June 30, 2011 from $0.6 million (21.3% margin) for the six months ended June 30, 2010.

Equipment distribution segment gross profit for the six months ended June 30, 2011 was $0.8 million and relates to equipment distribution gross profit earned by our Coast Crane subsidiary acquired in November 2010. We did not derive gross profit from our equipment distribution segment prior to the Coast Acquisition.

Parts and service segment gross profit for the six months ended June 30, 2011 was $1.9 million and relates to parts and service gross profit earned by our Coast Crane subsidiary acquired in November 2010. We did not derive gross profit from our parts and service segment prior to the Coast Acquisition.

Total selling, general and administrative expenses for the six months ended June 30, 2011 were $14.5 million, a $9.4 million or 183.5% increase from $5.1 million for the six months ended June 30, 2010.  The increase was related primarily to selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $8.5 million.  Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses.  During the six months ended June 30, 2011, the Company incurred non-recurring costs of approximately $0.9 million related to the Coast Acquisition and integration.

Interest expense increased 74.5% to $5.7 million for the six months ended June 30, 2011 from $3.3 million for the six months ended June 30, 2010.  The increase in interest expense was related primarily to interest expense incurred on additional borrowings under old facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.  Interest expense for the six months ended June 30, 2011 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.5 million.

Income tax benefit was $5.2 million for the six months ended June 30, 2011 compared to a $2.3 million for the six months ended June 30, 2010.  The increase in income tax benefit is due to an increase in the pre-tax loss.  The effective tax rates were 36.3% and 34.8% for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the six months ended June 30, 2011 was approximately $2.4 million.  This was primarily the result of net loss of $9.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, resulted in the use of approximately $2.7 million of cash.  The cash flows from operating activities were increased by a $1.3 million decrease in net accounts receivable, $0.9 million decrease in prepaid expenses and other assets, a $1.4 million decrease in retail equipment inventory, a $0.1 million decrease in spare parts inventory and a $2.5 million increase in accounts payable and accrued expenses.  These positive cash flows were decreased by a $0.1 million decrease in unearned rental revenue, and a $1.0 million decrease in customer deposits.

The Company’s cash used in operating activities for the six months ended June 30, 2010 was approximately $0.4 million.  This was primarily the result of net loss of $4.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes and stock-based compensation expense, resulted in the use of approximately $0.2 million of cash. The cash flows from operating activities were also increased by a $0.3 million reduction in net accounts receivable and a $0.2 million increase in unearned rental revenue. These positive cash flows were reduced by a $0.2 million increase in prepaid expenses and other assets, a $0.1 million increase in spare parts inventory and a $0.4 million decrease in accounts payable and accrued expenses. The total cash used in operating activities related to working capital changes was $0.2 million.

Cash flow from investing activities.  The Company’s cash used in investing activities for the six months ended June 30, 2011 was approximately $3.1 million.  This was primarily the result of payments to acquire or improve rental equipment and property and equipment of $5.3 million.  These uses of cash were partially offset by $2.2 million in proceeds on the sale of equipment.

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

Cash flow from financing activities. Cash provided by financing activities was approximately $13.9 million for the six months ended June 30, 2011.  This is primarily due to proceeds received from the exercise of warrants to acquire shares of common stock of $19.8 million.  This increase in cash was partially offset by a net decrease in the amount drawn on the Company’s revolving credit facilities of $3.9 million.  Total borrowings for the six months ended June 30, 2011 under the revolving credit facilities were $42.9 million and total payments on the revolving credit facilities in the same period were $46.9 million.  The Company also used approximately $1.9 million to make scheduled principal payments and repay in full a portion of its purchase money security interest debt using proceeds from drawing on the revolving credit facilities discussed above.

Cash provided by financing activities for the six months ended June 30, 2010 was approximately $3.6 million.  This was primarily due to a net increase in the amount drawn on the Company’s revolving credit facility of $2.6 million. Total borrowings for the six months ended June 30, 2010 under the revolving credit facility were $21.1 million and total payments on the revolving credit facility in the same period were $18.4 million. The Company also used approximately $0.5 million to make scheduled principal payments on its short-term debt obligations. In addition, the Company also used approximately $0.9 million to repurchase warrants, which was offset by proceeds received from the exercise of warrants to acquire common stock of approximately $2.4 million.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from equipment sold of $2.2 million during the six months ended June 30, 2011 were used to partially fund our capital spending on rental equipment and property and equipment of $5.3 million.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of June 30, 2011, we had approximately $39.3 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves as well as approximately $16.6 million of cash on hand.

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

Contractual Obligations

During the six months ended June 30, 2011, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2011, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of June 30, 2011 for which we have an interest rate swaps to effectively fix the interest rate at 4.96% on $100.0 million of the $157.9 million of outstanding borrowings under Essex Crane’s senior secured credit facility and three undesignated interest rate swaps to effectively fix the interest rate at 5.62% on $21.0 million of the $50.9 million of outstanding borrowings under Coast Crane’s senior secured credit facility.  The weighted average interest rate in effect on all of the Company’s borrowings at June 30, 2011 was 3.39% excluding the impact of the interest rate swaps and 5.06% taking into consideration the swaps.  A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swaps at June 30, 2011 would increase our interest expense by approximately $0.7 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures include, without limitation, controls and procedures to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to the existence of a material weakness in internal control over financial reporting related to an error in the estimate of deferred state income taxes which resulted in the restatement of certain of the Company’s historical financial results.

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

For additional information regarding the restatement of certain of the Company’s historical financial results, and the material weakness indentified by management, please see “Item 9A. Controls and Procedures” in the Amendment No. 1 to our Form 10-K for the year ended December 31, 2010.

Changes in Internal Control over Financial Reporting

We have implemented certain changes in our internal controls to address the material weakness in our internal controls that led to the restatement of our financial statements for the year ended December 31, 2010.  Specifically, in addition to the two levels of review currently performed by the third party accounting firm prior to management’s review, the Company has added a concurring senior level of review to be performed by the third-party accounting firm and management believes that this additional control will remediate the material weakness discussed above.

Except for the changes discussed above to remediate our material control weakness associated with accounting for state income taxes, there have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Due to the Coast Crane Acquisition in November 2010, the Company is currently in the process of documenting and evaluating the internal controls related to acquired operations, but has not yet established new controls or made any changes to the Company’s internal controls over financial reporting related to Coast Crane.  The Company is in the process of implementing similar internal controls related to the acquired operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at June 30, 2011.  Such repurchase plan was publicly announced on October 22, 2008.  The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

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

ESSEX RENTAL CORP.

Dated: August 9, 2011	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2011	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)