Form 10-Q
period 2011-09-30
Essex Rental Corp.
filed 2011-11-09
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

24,428,092 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on November 1, 2011.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. (“Essex Rental”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex Rental’s expectations include, without limitation, the continued ability of Essex Rental to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex Rental provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K/A and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  Essex assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,243,039	$3,474,314
Accounts receivable, net of allowances for doubtful accounts and
credit memos of $2,822,000 and $2,200,000, respectively	13,880,025	12,801,772
Other receivables	2,821,383	4,223,435
Deferred tax assets	3,022,353	2,402,709
Inventory
Retail equipment inventory	3,011,855	5,386,074
Retail spare parts, net	1,342,396	1,882,003
Prepaid expenses and other assets	1,284,398	3,069,976
TOTAL CURRENT ASSETS	38,605,449	33,240,283

Rental equipment, net	327,177,196	330,378,792
Property and equipment, net	8,334,881	8,727,456
Spare parts inventory, net	3,547,360	3,540,360
Identifiable finite lived intangibles, net	2,219,770	3,143,063
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,774,441	2,220,878

TOTAL ASSETS	$383,455,223	$383,046,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,076,741	$2,810,672
Accrued employee compensation and benefits	1,977,025	1,482,747
Accrued taxes	4,298,196	4,504,765
Accrued interest	1,190,995	436,947
Accrued other expenses	557,590	1,836,246
Unearned rental revenue	1,444,190	1,272,847
Customer deposits	135,255	2,320,007
Short-term debt obligations	673,403	783,243
Current portion of revolving credit facility	1,841,889	-
Interest rate swaps	676,773	-
Current portion of capital lease obligation	7,076	6,718
TOTAL CURRENT LIABILITIES	22,879,133	15,454,192

LONG-TERM LIABILITIES
Revolving credit facilities	209,363,675	214,959,971
Promissory notes	5,010,708	4,938,611
Other long-term debt obligations	2,020,209	2,982,920
Deferred tax liabilities	54,066,499	61,124,038
Interest rate swaps	2,676,200	5,266,586
Capital lease obligation	4,997	10,349
TOTAL LONG-TERM LIABILITIES	273,142,288	289,282,475

TOTAL LIABILITIES	296,021,421	304,736,667

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares;
issued and outstanding 24,428,092 shares at September 30, 2011
and 20,472,489 shares at December 31, 2010	2,443	2,047
Paid in capital	122,328,660	101,052,367
Accumulated deficit	(33,272,901)	(20,431,083)
Accumulated other comprehensive loss, net of tax	(1,624,400)	(2,313,040)
TOTAL STOCKHOLDERS' EQUITY	87,433,802	78,310,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$383,455,223	$383,046,958

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Equipment rentals	$10,706,249	$6,338,337	$31,259,097	$16,907,405
Retail equipment sales	4,774,162	-	12,063,817	-
Used rental equipment sales	1,050,861	145,541	3,241,636	2,938,460
Retail parts sales	2,279,564	-	7,742,753	-
Transportation	1,257,477	1,141,416	4,018,380	3,149,583
Equipment repairs and maintenance	3,215,460	1,126,180	8,789,765	3,109,481
TOTAL REVENUES	23,283,773	8,751,474	67,115,448	26,104,929

COST OF REVENUES
Salaries, payroll taxes and benefits	2,652,646	1,412,093	7,486,173	4,062,009
Depreciation	5,118,570	2,936,350	15,137,303	8,690,475
Retail equipment sales	3,961,818	-	10,086,211	-
Used rental equipment sales	806,320	151,817	2,697,658	2,349,981
Retail parts sales	1,299,113	-	5,666,453	-
Transportation	1,202,745	1,027,019	3,856,314	2,822,961
Equipment repairs and maintenance	3,676,144	1,398,008	9,940,764	3,358,288
Yard operating expenses	789,765	346,716	1,899,620	996,192
TOTAL COST OF REVENUES	19,507,121	7,272,003	56,770,496	22,279,906

GROSS PROFIT	3,776,652	1,479,471	10,344,952	3,825,023

Selling, general and administrative expenses	6,614,747	2,722,759	21,153,942	7,851,186
Other depreciation and amortization	522,926	216,424	1,524,335	628,490

LOSS FROM OPERATIONS	(3,361,021)	(1,459,712)	(12,333,325)	(4,654,653)

OTHER INCOME (EXPENSES)
Other income	39,685	6,521	314,408	9,572
Interest expense	(2,818,680)	(1,731,352)	(8,539,910)	(5,009,259)
Foreign currency exchange gains	(9,628)	-	(9,558)	-
TOTAL OTHER INCOME (EXPENSES)	(2,788,623)	(1,724,831)	(8,235,060)	(4,999,687)

LOSS BEFORE INCOME TAXES	(6,149,644)	(3,184,543)	(20,568,385)	(9,654,340)

PROVISION (BENEFIT) FOR INCOME TAXES	(2,496,110)	(979,350)	(7,726,567)	(3,232,883)

NET LOSS	$(3,653,534)	$(2,205,193)	$(12,841,818)	$(6,421,457)

Weighted average shares outstanding:
Basic	24,428,092	17,157,178	23,620,583	15,284,169
Diluted	24,428,092	17,157,178	23,620,583	15,284,169

Loss per share:
Basic	$(0.15)	$(0.13)	$(0.54)	$(0.42)
Diluted	$(0.15)	$(0.13)	$(0.54)	$(0.42)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,841,818)	$(6,421,457)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization of tangible assets	16,166,237	8,928,342
Amortization of loan acquisition costs
and other intangibles	1,051,417	761,810
Amortization of promissory notes discount	72,097	-
Gain on sale of rental equipment	(543,978)	(588,479)
Deferred income taxes	(7,684,250)	(2,521,921)
Share based compensation expense	1,498,674	888,709
Professional fees paid through issuance of common shares	-	15,522
Interest earned on restricted deposits	-	(8,428)
Change in fair value of interest rate swaps	(764,422)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,078,253)	(866,011)
Other receivables	1,402,052	234,553
Prepaid expenses and other assets	1,785,578	(2,029)
Retail equipment inventory	3,375,281	-
Spare parts inventory	532,607	(184,779)
Accounts payable and accrued expenses	7,029,170	(1,409,548)
Unearned rental revenue	171,343	384,163
Customer deposits	(2,184,752)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,986,983	(789,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(14,085,931)	(175,549)
Purchases of property and equipment	(1,258,990)	(680,152)
Accounts receivable from rental equipment sales	-	107,042
Proceeds from sale of rental equipment	3,241,636	2,938,460
Increase in restricted cash deposits	-	(5,226,400)
NET CASH USED IN INVESTING ACTIVITIES	(12,103,285)	(3,036,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	65,616,196	36,809,532
Payments on revolving credit facilities	(69,273,637)	(26,545,926)
Payments for deferred loan costs	(109,586)	-
Payments on purchase money security interest debt	(2,085,051)	(7,731,461)
Payments on capital lease obligation	(5,769)	(5,769)
Proceeds from the exercise of warrants	19,778,015	2,359,586
Payments to repurchase warrants	-	(853,261)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,920,168	4,032,701

Effect of exchange rate changes on cash and cash equivalents	(35,141)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,768,725	206,549

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,474,314	199,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,243,039	$406,057

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING /
FINANCING ACTIVITIES
Equipment obtained through capital lease	$775	$1,109
Equipment purchased directly through short-term debt obligation	$1,012,500	$2,560,847
Unrealized (gain) loss on designated derivative instruments, net of tax	$(697,558)	$1,405,143

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$8,118,203	$4,631,174
Cash (received) paid for income taxes	$(682,544)	$35,626

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

The Company, through its subsidiaries, Essex Crane and Coast Crane, is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry mainly throughout the United States of America, including Hawaii and Alaska, Guam and Canada for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial and infrastructure related projects.  The Company, through its subsidiary Coast Crane, is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

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

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

Acquisition of Coast Crane’s Assets

On November 12, 2010, the United States Bankruptcy Court for the Western District of Washington approved an Asset Purchase Agreement (the "Coast Crane Purchase Agreement") between CC Bidding, an indirect wholly-owned subsidiary of the Company, and Coast Liquidating Co., a Delaware corporation, pursuant to which CC Bidding agreed to purchase substantially all of the assets, including 100% of the outstanding shares of capital stock of Coast Crane Ltd., and assume certain liabilities, of Coast Liquidating Co.  Coast Liquidating Co., a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States, filed a voluntary petition for relief under the United States Bankruptcy Code on September 22, 2010 (Case Number 10-21229).  The Coast Acquisition was completed on November 24, 2010.

The primary reasons for the Company’s acquisition of Coast Crane’s assets are as follows:

•
Broaden the Company’s product offerings to encourage customers to utilize the Company’s expanded product offerings for their heavy lifting construction equipment needs with an ability to leverage customer relationships between the operating subsidiaries while providing for cross selling opportunities;

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The methodology in allocating the total consideration transferred to acquire the assets of Coast Liquidating Co. of $103.2 million, to the assets acquired and liabilities assumed is as follows:  (These allocations are subject to adjustment in the twelve months following the date of acquisition based upon the discovery of information not known at the date of acquisition or refinement of estimates used in the allocation of purchase price. As of the date of these financial statements, no adjustments have been made).

•	The book value of other current assets, accounts payable and accrued liabilities were determined to approximate their fair value due to their short term nature;

•	Certain amounts related to income taxes remain subject to adjustment and will be finalized during the measurement period;

•
Accounts receivables were recorded at their estimated fair values based on expected collectability.  The gross contractual receivables of accounts and other receivables as of the date of acquisition were approximately $9.0 million.  Management’s best estimate of the gross accounts receivable not expected to be collected is $0.9 million;

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

Change in Accounting Estimates

During the three months ended March 31, 2011, the Company changed its estimate of the useful lives of certain of the types of rental equipment acquired as part of Coast Acquisition in November 2010.  The change in useful lives was reflected in our Quarterly Report on Form 10-Q for the period ending March 31, 2011 and was based on new information learned prior to filing that Form 10-Q.  The impact of this change on gross profit and net loss for the first quarter of 2011, which is included in the nine months ended September 30, 2011, was an increase of approximately $0.5 million and a decrease of $0.3 million, respectively.  The impact on basic and diluted loss per share was a decrease of $0.01 per share for the same period.

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

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued authoritative guidance regarding the methodology used to test goodwill for impairment.  This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the Coast Acquisition on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, a customer relationship intangible and trademark intangible were recorded at fair value associated with the Coast Acquisition and the 2008 acquisition of Holdings.  The fair value of the customer relationship intangible and trademark intangible related to the Coast Acquisition were $1.5 million and $0.6 million, respectively.  The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at September 30, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$945,587	$(751,315)	$194,272
Essex Crane trademark	972,628	(768,559)	204,069
Coast Crane customer relationship intangible	1,500,000	(178,571)	1,321,429
Coast Crane trademark	600,000	(100,000)	500,000
	$4,018,215	$(1,798,445)	$2,219,770

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $77,910 and $73,920 for the three months ended September 30, 2011 and 2010, respectively and $213,765 and $221,760 for the nine months ended September 30, 2011 and 2010, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill.  The gross carrying amount of the Essex Crane trademark intangible was reduced by $76,217 and $75,389, for the three months ended September 30, 2011 and 2010, respectively and $214,128 and $226,167 for the nine months ended September 30, 2011 and 2010, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $149,868 and $119,270 for the three months ended September 30, 2011 and 2010, respectively and $495,401 and $390,623 for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2011 for the years ended December 31 and are subject to change based on the recognition of the tax benefit related to excess tax deductible goodwill:

2011	$141,955
2012	567,820
2013	454,997
2014	340,636
2015 and thereafter	714,362
Total	$2,219,770

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	September 30,	December 31,	Average Interest		Maturity
	2011	2010	as of 9/30/2011 (1)		Date Ranges
Essex Crane revolving credit facility	$157,680,951	$158,300,090	2.50%		Oct-13
Coast Crane revolving credit facility	51,682,724	53,909,026	5.26%		Nov-14
Canadian revolving credit facility	1,841,889	2,750,855	6.88%		May-12
Unsecured promissory notes (related party)	5,010,708	4,938,611	11.90	% (2)	Dec-13
Purchase money security interest debt	2,020,209	2,982,920	3.50%		Sep-15
Purchase money security interest debt - short-term	673,403	783,243	3.50%		within 1 year

Total debt obligations outstanding	$218,909,884	$223,664,745

(1) Weighted average interest rates exclude the impact of the Company's interest rate swaps.

(2) Includes the impact on interest expense from the accretion of the discount related to the detachable warrants issued with the debt.  See “Unsecured Promissory Notes” discussion within this footnote for further discussion.

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

Borrowings under the Essex Crane revolving credit facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at September 30, 2011) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.23% at September 30, 2011) plus an applicable margin.  The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility.  At September 30, 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.  See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreement for additional detail.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $187.2 million as of September 30, 2011.  The Company’s available borrowing under the revolving credit facility is approximately $29.5 million as of September 30, 2011.  In addition, as of September 30, 2011, there was $3.5 million of available formulated collateral in excess of the maximum borrowing amount of $190.0 million.

As of September 30, 2011 and for the nine months then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $29.5 million well exceeded the threshold at September 30, 2011.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election.  Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%.  Interest on the revolving loans and fees on the letter of credit accommodations will be payable monthly in arrears.  Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%.  At September 30, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 1.50%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the Coast Crane Credit Facility, net of reserves was approximately $60.6 million as of September 30, 2011.  The Company’s available borrowing under the Coast Crane Credit Facility is approximately $8.9 million as of September 30, 2011.

 Proceeds of the first borrowing under the Coast Crane Credit Facility in the amount of $49,551,816 were used to pay part of the cash portion of the purchase price, costs, expenses and fees payable in connection with the Coast Acquisition and the negotiation and entry into the Coast Crane Credit Facility.

As of September 30, 2011 and for the nine months then ended, the Company was in compliance with its covenants and other provisions of the Coast Crane Credit Facility.  Some of the financial covenants including a fixed charge coverage ratio, do not become active unless the available borrowing falls below the $8.0 million threshold.  Coast Crane’s available borrowing base of approximately $8.9 million exceeded the threshold at September 30, 2011.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

The Company is currently in negotiations to amend its Coast Crane Credit Facility to add Coast Crane Ltd. as a signatory to the credit facility.  The purpose of this amendment is to allow the Company to more freely transport rental equipment assets between Coast Crane and Coast Crane Ltd. in an effort to target markets with the greatest demand for the Company’s rental assets.  We expect that the amended credit facility will be collateralized by a first security interest in substantially all of Coast Crane’s and Coast Crane Ltd’s assets.  The amended credit facility is expected to have terms that are similar to the current Coast Crane Credit Facility.  The amended credit facility is expected to provide for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million.  In conjunction with the execution of the amendment, the Canadian revolving credit facility (the “Canadian Credit Facility”) would be repaid in full and terminated.

Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, including all of the outstanding shares of capital stock of Coast Crane Ltd., the Company assumed the obligations under a Canadian Credit Facility.  The principal balance assumed as of the date of the Coast Acquisition was $2,743,160.  Under the Canadian Credit Facility, Coast Crane Ltd. may borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada.  As of September 30, 2011, there was no additional availability under the Canadian Credit Facility.  Coast Crane Ltd.’s cash requirements are being funded by its parent companies as needed.

Interest accrues on the outstanding revolving loans under the Canadian Credit Facility at either a per annum rate equal to (a) CDOR plus 5.60% or (b) or Canadian Prime rate plus 4.25%, at Coast Crane Ltd.’s election.  Interest on the revolving loans are payable monthly in arrears.  Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the Canadian Credit Facility exceeds the aggregate amount of revolving loans based on a per annum rate of 0.25%.  At September 30, 2011 the applicable CDOR rate and unused line commitment fee were 1.30% and 0.25%, respectively.  The revolving credit facility is collateralized by a first security interest in substantially all of Coast Crane Ltd’s assets.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense, which is not materially different than the effective interest method.  The unamortized balance of this discount as of September 30, 2011 was $216,292.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of September 30, 2011, the purchase money security interest debt consists of the financing of five remaining pieces of equipment.  These amortizing debt obligations were assumed by the Company in conjunction with the Coast Acquisition.  During the nine months ended September 30, 2011, the Company repaid in full approximately $0.5 million of the obligations outstanding related to two pieces of equipment.  Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears.  As the loans are amortizing, approximately $0.7 million of the total $2.7 million in principal payments are due prior to September 30, 2012 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of September 30, 2011.

During the nine months ended September 30, 2011, the Company entered into a new $1.0 million debt obligation related to the financing of a new crane purchase.  The obligation was secured by the crane purchased, was set to mature in July 2016 and accrued interest at a rate of 3.99% per annum.  During the nine months ended September 30, 2011, the obligation was repaid in full and the crane was sold through the Company’s retail distribution segment.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of September 30, 2011, the Company had four interest rate swaps outstanding, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of September 30, 2011, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 63% of Essex Crane’s credit facility.  As of September 30, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.52%. The weighted average interest rate of the Essex Crane revolving credit facility, including the impact of the interest rate swaps was 4.07% as of September 30, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recognized during the nine months ended September 30, 2011 or 2010.

For the nine months ended September 30, 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $1,149,192 ($697,558 net of tax).  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending September 30, 2012, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition.  The assumed interest rate swaps have a notional amount of $7.0 million each and expire on May 18, 2012.  Under the agreements, the Company pays fixed interest of 5.62% and receives three-month LIBOR.  The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three and nine months ended September 30, 2011 was an unrealized gain of approximately $288,561 and $764,422, respectively and was reported as a component of other income (expenses) in its consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 5.06% at September 30, 2011. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $643,000 and $615,000 for the three months ended September 30, 2011 and 2010, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $1,974,000 and $1,848,000 for the nine months ended September 30, 2011 and 2010, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of September 30, 2011 and December 31, 2010:

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2011	2010
Derivative designated as hedging instrument

Interest Rate Swap	Long-term liabilities	$2,676,200	$3,825,391

Undesignated economic derivatives

Interest Rate Swaps	Current liabilities	676,773	-

Interest Rate Swaps	Long-term liabilities	-	1,441,195

Total fair value of liability derivatives		$3,352,973	$5,266,586

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the nine months ended September 30, 2011 and 2010.  These amounts are presented as other comprehensive income (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Nine Months Ended September 30, 2011

Interest Rate Swap	$(739,560)	Interest expense	$(1,888,752)	Other income / (expense)	$-

For the Nine Months Ended September 30, 2010

Interest Rate Swap	$(4,114,618)	Interest expense	$(1,848,258)	Other income / (expense)	$-

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

As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $3.4 million.  As of September 30, 2011, the Company has not posted any cash collateral related to these agreements other than a reserve against available borrowings of $2.7 million as of September 30, 2011 related to the fair values of outstanding interest rate swaps under the Essex Crane revolving credit facility.  If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of approximately $3.4 million.

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $3.4 million and $5.3 million at September 30, 2011 and December 31, 2010, respectively.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based upon the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation.  As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at September 30, 2011 and December 31, 2010 for each major category of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$3,352,973	-	$3,352,973	-

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The fair value of the Company’s total debt obligations was approximately $220.7 million as of September 30, 2011 calculated using a discounted cash flows approach at a market rate of interest.  The inputs used in the calculation are clasified within level 2 of the fair value hierachy.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values.  The Company bases its fair values on listed market prices or third party quotes when available.  If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.  Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(3,653,534)	$(2,205,193)	$(12,841,818)	$(6,421,457)

Weighted average shares outstanding:
Basic	24,428,092	17,157,178	23,620,583	15,284,169
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-

Diluted	24,428,092	17,157,178	23,620,583	15,284,169

Basic earnings (loss) per share	$(0.15)	$(0.13)	$(0.54)	$(0.42)
Diluted earnings (loss) per share	$(0.15)	$(0.13)	$(0.54)	$(0.42)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Included in weighted average number of shares outstanding for the three and nine month periods ended September 30, 2011 and 2010 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company.  Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit.  Each unit consists of one share of the Company’s common stock and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock for an exercise price of $5.00 per share.  Each warrant expires upon exercise and the UPO expires on March 4, 2012.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the three and nine month periods ended September 30, 2011 and 2010 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average restricted stock outstanding that could be converted into 55,045 and 65,185 weighted average common shares for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Weighted average options outstanding that could be converted into 95,260 and 28,144 weighted average common shares for the three months ended September 30, 2011 and 2010 and weighted average options that could be converted into 131,228 and 44,001 weighted average common shares for the nine months ended September 30, 2011 and 2010, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  Weighted average warrants outstanding that could be converted into 89,808 and 4,061,301 weighted average common shares for the three month periods ended September 30, 2011 and 2010 and weighted average warrants outstanding that could be converted into 228,235 and 9,446,428 weighted average common shares for the nine months ended September 30, 2011 and 2010, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.  The weighted average amount for the nine months ended September 30, 2011 includes a large number of warrants that were exercised or expired on March 4, 2011 pursuant to the original terms of the warrant agreements.

As of September 30, 2011, there were 90,000 Warrants, 1,474,719 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

Comprehensive loss was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(3,653,534)	$(2,205,193)	$(12,841,818)	$(6,421,457)
Other comprehensive income (loss) -
Interest rate swap	329,899	(324,250)	697,558	(1,405,143)
Foreign currency translation adjustments	(16,081)	-	(8,918)	-

Comprehensive loss	$(3,339,716)	$(2,529,443)	$(12,153,178)	$(7,826,600)

8.  Income Taxes

The Company’s effective tax rate of 40.6% for the three month period ended September 30, 2011 was higher than the statutory Federal tax rate primarily due to state taxes.  The Company’s effective tax rate of 37.6% for the nine month period ended September 30, 2011 was higher than the statutory federal tax rate primarily due to state taxes.  The Company’s effective tax rates of 30.8% and 33.5% for the three and nine month periods ended September 30, 2010, respectively were lower than the statutory federal tax rate due to a valuation allowance recorded against certain state net operating losses.

At September 30, 2011, the Company has unused federal net operating loss carry-forwards totaling approximately $103.1 million that begin expiring in 2021.  At September 30, 2011, the Company also has unused state net operating loss carry-forwards totaling approximately $54.3 million that expire between 2011 and 2031.

At September 30, 2011, the Company also has unrecorded excess tax goodwill of approximately $3.6 million associated with the acquisition of Holdings.  The excess tax goodwill is amortized over the remaining four year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero, after which it will be recorded as a benefit to the income tax provision.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In October 2010, the examination by the IRS of the Company’s tax returns for the tax years ended December 31, 2008 and 2007 concluded and resulted in no adjustments to the returns for either tax year.  The Company is also subject to periodic state examinations.

The Company had unrecognized tax benefits of approximately $0.1 million at September 30, 2011 and December 31, 2010 primarily associated with tax positions taken in a prior year.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and nine month periods ended September 30, 2011 or 2010.  The Company’s recorded federal deferred tax assets are expected to be realized and as such, no valuation allowance was recorded as of September 30, 2011 or 2010, however the Company maintains a valuation allowance of approximately $0.3 million related to certain net operating loss state deferred tax assets.

9. Stock Based Compensation

The Company may issue up to 1,500,000 shares of common stock pursuant to its 2011 Long-term Incentive Plan to employees, non-employee directors and consultants of the Corporation.  Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

The Company issued 19,732 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the nine months ended September 30, 2010 to certain employees as compensation.  The weighted average grant price of the shares issued was $5.80 per share.  The aggregate grant date fair value of approximately $114,497 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits with an offset recorded in additional paid in capital.  These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively.  The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant.  The voluntary temporary salary reduction program commenced in May 2009 and was terminated in November 2010.

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485.  These shares vest 50% on January 1, 2012 and 50% on January 2013 and as such, none were vested as of September 30, 2011.

On January 14, 2011, the Company granted to certain key members of management options to purchase 423,750 shares of common stock at $5.58 per share.  The weighted-average grant date fair value per share of options granted was $3.19 resulting in a grant date fair value of $1,351,763.  The stock options vest one-third annually beginning on January 1, 2012, and as such, none were vested as of September 30, 2011.  Such options will expire and no longer be exercisable after January 1, 2021.

On March 18, 2010, the Company granted to certain key members of management options to purchase 485,969 shares of common stock at $6.45 per share.  The weighted-average grant date fair value per share of options granted was $3.76 resulting in a grant date fair value of $1,827,243.  The stock options vest one-third annually beginning on January 1, 2011, and as such, 161,989 were vested as of September 30, 2011.  Such options will expire and no longer be exercisable after March 18, 2020.

On December 18, 2008, the Company granted to certain key members of management options to purchase 565,000 shares of common stock at $4.50 per share.  The weighted-average grant date fair value per share of options granted was $2.54 resulting in a grant date fair value of $1,434,671.  The stock options vest one-third annually beginning in December 2009, and as such, 376,677 and 188,333 of these options were vested and exercisable as of September 30, 2011 and 2010, respectively.  Such options will expire and no longer be exercisable after December 18, 2018.

No options were exercised, forfeited or expired during the nine months ended September 30, 2011.  The weighted average exercise price, remaining contractual term, and the total intrinsic value of vested and exercisable options as of September 30, 2011 were $5.09, 8 years and $0, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model.  The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility for the 2008 and 2010 option grants was based on the volatility of its peers since the Successor had only had operations for a short time as of the dates of grant. The Company's method of estimating expected volatility for the 2011 option grant was based on the volatility of its own common shares outstanding.  The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free interest rate is based on U.S. Treasuries with a term approximating the expected life of the options. The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2011 were 60.0%, 0.0%, 6 years and 2.31%, respectively.  The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2010 were 61.0%, 0.0%, 6 years and 2.79%, respectively.  The expected volatility, dividend, term and risk free interest rate used to value the stock options granted in 2008 were 61.0%, 0.0%, 6 years and 1.43%, respectively.

The Company recorded $502,461 and $1,498,674 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three and nine month periods ended September 30, 2011, respectively.  The Company recorded $313,450 and $773,855 of non-cash compensation expense associated with stock options in selling, general and administrative expenses for the three and nine month periods ended September 30, 2010, respectively.  There was approximately $2.5 million and $2.0 million of total unrecognized compensation cost as of September 30, 2011 and 2010, respectively related to non-vested stock option and restricted share awards.  The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the nine months ended September 30, 2011.  The Company issued 471,258 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the nine months ended September 30, 2010.  Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

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

We do not compile discrete financial information by our segments other than the information presented below.  The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Segment revenues
Equipment rentals	$14,414,065	$8,751,474	$42,268,468	$26,104,929
Equipment distribution	4,774,162	-	12,063,817	-
Parts and service	4,095,546	-	12,783,163	-

Total revenues	$23,283,773	$8,751,474	$67,115,448	$26,104,929

Segment gross profit
Equipment rentals	$2,396,953	$1,479,471	$6,297,668	$3,825,023
Equipment distribution	636,249	-	1,423,832	-
Parts and service	743,450	-	2,623,452	-

Total gross profit	$3,776,652	$1,479,471	$10,344,952	$3,825,023

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents information about our reportable segments related to total assets:

	September 30, 2011	December 31, 2010

Segment identified assets

Equipment rentals	$353,745,358	$358,568,696
Equipment distribution	4,295,696	5,578,000
Parts and service	5,032,837	4,388,388
Total segment identified assets	363,073,891	368,535,084
Non-segmented identified assets	20,381,332	14,511,874

Total assets	$383,455,223	$383,046,958

The Company operates primarily in the United States.  Our sales to international customers for the three and nine month periods ended September 30, 2011 were 7.3% and 4.9% respectively of total revenues for the period presented.  No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below.  Within the equipment distribution segment, four customers individually accounted for approximately18%, 16%, 13% and 12% of revenues on a segmented basis.  The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

12.  Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board.  Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with the terms of such arrangement being reconsidered from time to time.  Prior to December 2010, the Company maintained an office at 461 Fifth Avenue, 25th Floor, New York, New York pursuant to an agreement with ProChannel Management LLC, also an affiliate of Laurence S. Levy.  The Company’s statements of operations for the three and nine month periods ended September 30, 2011 and 2010 include $22,500 and $67,500, respectively of rent expense related to these agreements.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.7 million and $2.8 million, respectively at September 30, 2011 and approximately $4.2 million and $3.2 million, respectively at December 31, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2011, and its results of operations for the three and nine month periods ended September 30, 2011 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Equipment Rentals    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment.  Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  Crawler cranes are long-lived assets with actual lives of up to 50 years or more when properly maintained.  The weighted-average age of our rental equipment fleet was approximately 12 years at September 30, 2011.

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

Transportation Service and Other Revenue   We also offer transportation and repair and maintenance services.  Our target customers for these ancillary services are our current rental customers, equipment service customers that own their own equipment and those who purchase new and used equipment from us.

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

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Equipment rentals	46.0%	72.4%	46.6%	64.8%
Retail equipment sales	20.5%	0.0%	18.0%	0.0%
Used rental equipment sales	4.5%	1.7%	4.8%	11.3%
Retail parts sales	9.8%	0.0%	11.5%	0.0%
Transportation	5.4%	13.0%	6.0%	12.0%
Equipment repairs and maintenance	13.8%	12.9%	13.1%	11.9%

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and nine month periods ended September 30, 2011 and 2010 for the equipment types owned during those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Crawler Cranes	39.5%	40.2%	40.3%	35.1%
Rough Terrain Cranes	63.2%	N/A	66.3%	N/A
Boomtrucks	60.3%	N/A	54.1%	N/A
Self-Erecting Tower Cranes	29.4%	N/A	23.1%	N/A
City & Other Tower Cranes	37.5%	N/A	41.2%	N/A
Forklifts and Other Equipment	41.6%	N/A	40.1%	N/A

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The Company had a net loss before income taxes of $6.1 million for the three months ended September 30, 2011 compared to a net loss before income taxes of $3.2 million for the three months ended September 30, 2010, an increase in the amount of loss of $3.0 million.  The increase in net loss is discussed in more detail below.

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

Revenues

Revenues for the three months ended September 30, 2011 were $23.3 million, a 166% increase compared to revenues of $8.8 million for the three months ended September 30, 2010.   The increase in total revenues relates to revenues generated by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Revenues:

Equipment rentals	$14,414,065	$8,751,474	$5,662,591	64.7%
Equipment distribution	4,774,162	-	4,774,162	100.0%
Parts and service	4,095,546	-	4,095,546	100.0%

Total Revenues	$23,283,773	$8,751,474	$14,532,299	166.1%

•
Equipment rental segment revenues, which represents 61.9% of total revenues, was $14.4 million for the three months ended September 30, 2011, a 64.7% increase from $8.8 million for the three months ended September 30, 2010.  The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales.  Rental revenue, which represented 46.0% of total revenues, was $10.7 million for the three months ended September 30, 2011, a 68.9% increase from $6.3 million for the three months ended September 30, 2010.  This increase primarily relates to equipment rentals revenue generated by our Coast Crane subsidiary acquired in November 2010 of $5.3 million. Transportation revenue also increased $0.1 million for three months ended September 30, 2011 as compared to the comparable period in 2010.  Utilization for crawler cranes, as measured on a “days” basis, decreased to 39.5% for the three month period ended September 30, 2011 compared to 40.2% for the same period in the prior year. There was also a slight decrease in average crawler crane rental rate of 1.7% to $15,868 (per crane per rental month) for the three months ended September 30, 2011 from $16,137 for the three months ended September 30, 2010.  Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Used rental equipment sales revenue was $1.1 million for the three months ended September 30, 2011; a $0.9 million or 622.0% increase compared to the three month period ended September 30, 2010.  The Company has redeployed proceeds from used rental equipment sales to purchase new rental equipment assets to rebalance its fleet.  During the quarter ended September 30, 2011, the Company sold nine pieces of used rental equipment.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity.  During the three months ended September 30, 2011, the Company purchased twenty-nine pieces of rental equipment, comprised of fifteen rough terrain cranes, one Mantis crawler crane used by Coast Crane, two boom trucks, and eleven trucks that will later be converted into boom trucks.

•
Equipment distribution segment revenue, which represents 20.5% of total revenue was $4.8 million for the three months ended September 30, 2011 and relates to new and used equipment distribution revenue earned by our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our equipment distribution segment prior to the Coast Acquisition.

•
Parts and service segment revenue, which represents 17.6% of total revenue, was $4.1 million for the three months ended September 30, 2011 and relates to parts and service revenues from our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our parts and service segment prior to the Coast Acquisition

Gross Profit

Gross Profit for the three months ended September 30, 2011 was $3.8 million, a 155.3% increase from gross profit of $1.5 million for the three months ended September 30, 2010.  Gross profit margin was 16.2% for the three months ended September 30, 2011, relative to 16.9% for the three months ended September 30, 2010.  The increase in gross profit relates primarily to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Gross Profit:

Equipment rentals	$2,396,953	$1,479,471	$917,482	62.0%
Equipment distribution	636,249	-	636,249	100.0%
Parts and service	743,450	-	743,450	100.0%

Total Gross Profit	$3,776,652	$1,479,471	$2,297,181	155.3%

Equipment rentals segment gross profit of $2.4 million for the three months ended September 30, 2011 increased $0.9 million or 62.0% as compared to the three months ended September 30, 2010.  This increase in equipment rentals gross profit was due to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  Gain on the sale of used rental equipment increased to $0.2 million (23.3% gross margin) for the three months ended September 30, 2011.  There were no used rental equipment sales during the three months ended September 30, 2010.

Equipment distribution segment gross profit for the three months ended September 30, 2011 was $0.6 million and relates to equipment distribution gross profit earned by our Coast Crane subsidiary acquired in November 2010.  We did not derive gross profit from our equipment distribution segment prior to the Coast Acquisition.

Parts and service segment gross profit for the three months ended September 30, 2011 was $0.7 million and relates to parts and service gross profit earned by our Coast Crane subsidiary acquired in November 2010.  We did not derive gross profit from our parts and service segment prior to the Coast Acquisition.

Total selling, general and administrative expenses for the three months ended September 30, 2011 were $6.6 million, a $3.9 million or 142.9% increase from $2.7 million for the three months ended September 30, 2010.  The increase was related primarily to selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $3.9 million.  Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee wages and benefits, insurance and selling and marketing expenses.  During the three months ended September 30, 2011, the Company incurred non-recurring costs of approximately $0.1 million related to the Coast Acquisition and integration.  Selling, general and administrative expenses include $0.5 million and $0.4 million of non-cash stock based compensation expense for the three month periods ended September 30, 2011 and 2010, respectively.

Interest expense increased 62.8% to $2.8 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010.  The increase in interest expense was related primarily to interest expense incurred on additional borrowings under old facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.  Interest expense for the three months ended September 30, 2011 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.3 million.

Income tax benefit was $2.5 million for the three months ended September 30, 2011 compared to a $1.0 million for the three months ended September 30, 2010.  The increase in income tax benefit is primarily due to an increase in the pre-tax loss.  The effective tax rates were 40.6% and 30.8% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate has increased from the prior year primarily due to an increase in state tax rates resulting from the Coast Acquisition.

Essex had 273 full-time employees at September 30, 2011 compared to 105 full-time employees at September 30, 2010.  The increase in the number of full-time employees is related primarily to the acquisition of Coast Crane’s assets in November 2010.  Coast Crane and subsidiary employed 161 employees as of September 30, 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The Company had a net loss before income taxes of $20.6 million for the nine months ended September 30, 2011 compared to a net loss before income taxes of $9.7 million for the nine months ended September 30, 2010, an increase in the amount of loss of $10.9 million.  The increase in net loss is discussed in more detail below.

Revenues

Revenues for the nine months ended September 30, 2011 were $67.1 million, a 157.1% increase compared to revenues of $26.1 million for the nine months ended September 30, 2010.   The increase in total revenues relates to revenues generated by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s revenues by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Revenues:

Equipment rentals	$42,268,468	$26,104,929	$16,163,539	61.9%
Equipment distribution	12,063,817	-	12,063,817	100.0%
Parts and service	12,783,163	-	12,783,163	100.0%

Total Revenues	$67,115,448	$26,104,929	$41,010,519	157.1%

•
Equipment rental segment revenues, which represents 63.0% of total revenues, was $42.3 million for the nine months ended September 30, 2011, a 61.9% increase from $26.1 million for the nine months ended September 30, 2010.  The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales.  Rental revenue, which represented 46.6% of total revenues, was $31.3 million for the nine months ended September 30, 2011, an 84.9% increase from $16.9 million for the nine months ended September 30, 2010.  This increase primarily relates to equipment rentals revenue generated by our Coast Crane subsidiary acquired in November 2010 of $14.5 million.  Utilization of the crawler crane fleet as measured on a “days” basis increased to 40.3% for the nine months ended September 30, 2011 from 35.1% for the nine months ended September 30, 2010.  This increase in crawler crane utilization was the result of moderate but steady improvement in the rental market for lattice boom crawler cranes.  Partially offsetting the increase in utilization was a decrease in average crawler crane rental rate of 6.7% to $15,577 (per crane per rental month) for the nine months ended September 30, 2011 from $16,690 for the nine months ended September 30, 2010.  Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly.  Transportation revenue increased $0.9 million for nine months ended September 30, 2011 as compared to the same period in the prior year. Used rental equipment sales revenue increased to  $3.2 million for the nine months ended September 30, 2011, a 10.3% increase from used rental equipment sales revenue of $2.9 million for the nine months ended September 30, 2010.  The Company has redeployed proceeds from used rental equipment sales to purchase new rental equipment assets to rebalance its fleet. During the nine month period ended September 30, 2011, the Company sold thirty-three pieces of used rental equipment.  Six lower lifting capacity crawler cranes and attachments were sold by the Company for the nine months ended September 30, 2010.  During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity.  During the nine months ended September 30, 2011, the Company purchased forty-five pieces of rental equipment, comprised of eight elevator hoists, nineteen rough terrain cranes, three boom trucks, eleven trucks that will be converted into boom trucks, one scissor lift, two new Mantis crawler cranes used by Coast Crane and one used crawler crane requiring maintenance repairs.

•
Equipment distribution segment revenue, which represents 18.0% of total revenue was $12.1 million for the nine months ended September 30, 2011 and relates to new and used equipment distribution revenue earned by our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our equipment distribution segment prior to the Coast Acquisition.

•
Parts and service segment revenue, which represents 19.0% of total revenue, was $12.8 million for the nine months ended September 30, 2011 and relates to parts and service revenues from our Coast Crane subsidiary acquired in November 2010.  We did not generate revenue in our parts and service segment prior to the Coast Acquisition.

Gross Profit

Gross Profit for the nine months ended September 30, 2011 was $10.3 million, a 170.5% increase from gross profit of $3.8 million for the nine months ended September 30, 2010.  Gross profit margin was 15.4% for the nine months ended September 30, 2011, relative to 14.7% for the nine months ended September 30, 2010.  The increase in gross profit relates primarily to gross profit earned by our Coast Crane subsidiary acquired in November 2010.  The following table provides a summary of the Company’s gross profit by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2011	2010	Increase	Increase
Segment Gross Profit:

Equipment rentals	$6,297,668	$3,825,023	$2,472,645	64.6%
Equipment distribution	1,423,832	-	1,423,832	100.0%
Parts and service	2,623,452	-	2,623,452	100.0%

Total Gross Profit	$10,344,952	$3,825,023	$6,519,929	170.5%

Equipment rentals segment gross profit of $6.3 million for the nine months ended September 30, 2011 increased $2.5 million or 64.6% as compared to the nine months ended September 30, 2010.  This increase in equipment rentals gross profit was due to gross profit earned by our Coast Crane subsidiary acquired in November 2010. Gain on the sale of used rental equipment decreased to $0.5 million (20.2% gross margin) for the nine months ended September 30, 2011 from $0.6 million (25.0% gross margin) for the nine months ended September 30, 2010.

Equipment distribution segment gross profit for the nine months ended September 30, 2011 was $1.4 million and relates to equipment distribution gross profit earned by our Coast Crane subsidiary acquired in November 2010.  We did not derive gross profit from our equipment distribution segment prior to the Coast Acquisition.

Parts and service segment gross profit for the nine months ended September 30, 2011 was $2.6 million and relates to parts and service gross profit earned by our Coast Crane subsidiary acquired in November 2010.  We did not derive gross profit from our parts and service segment prior to the Coast Acquisition.

Total selling, general and administrative expenses for the nine months ended September 30, 2011 were $21.2 million, a $13.3 million or 169.4% increase from $7.9 million for the nine months ended September 30, 2010.  The increase was related primarily to selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $12.4 million.  Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee wages and benefits, insurance and selling and marketing expenses.  During the nine months ended September 30, 2011, the Company incurred non-recurring costs of approximately $1.0 million related to the Coast Acquisition and integration.  Selling, general and administrative expenses include $1.5 million and $0.9 million of non-cash stock based compensation expense for the nine month periods ended September 30, 2011 and 2010, respectively.

Interest expense increased 70.5% to $8.5 million for the nine months ended September 30, 2011 from $5.0 million for the nine months ended September 30, 2010.  The increase in interest expense was related primarily to interest expense incurred on additional borrowings under old facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.  Interest expense for the nine months ended September 30, 2011 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.8 million.

Income tax benefit was $7.7 million for the nine months ended September 30, 2011 compared to a $3.2 million benefit for the nine months ended September 30, 2010.  The increase in income tax benefit is primarily due to an increase in the pre-tax loss.  The effective tax rates were 37.6% and 33.5% for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rate has increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment resulting from the Coast Acquisition.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the nine months ended September 30, 2011 was approximately $8.0 million.  This was primarily the result of net loss of $12.8 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, resulted in the use of approximately $3.0 million of cash.  The cash flows from operating activities were increased by a $1.8 million decrease in prepaid expenses and other assets, a $3.4 million decrease in retail equipment inventory, a $0.5 million decrease in spare parts inventory, a $7.0 million increase in accounts payable and accrued expenses and a $0.2 million increase in unearned rental revenue.  These positive cash flows were decreased by a $2.2 million decrease in customer deposits.  The large increase in accounts payable and accrued expenses is primarily due to Coast Crane’s acquisition of several rough terrain cranes received prior to quarter end.  The total cash provided by operating activities related to working capital changes was $11.0 million.

The Company’s cash used in operating activities for the nine months ended September 30, 2010 was approximately $0.8 million. This was primarily the result of net loss of $6.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes and stock-based compensation expense, provided positive cash flows of approximately $1.1 million. The cash flows from operating activities were also increased by a $0.4 million increase in unearned rental revenue. These positive cash flows were reduced by a $0.6 million increase in total receivables, a $0.2 million increase in spare parts inventory and a $1.4 million decrease in accounts payable and accrued expenses. The total cash used in operating activities related to working capital changes was $1.8 million.

Cash flow from investing activities.  The Company’s cash used in investing activities for the nine months ended September 30, 2011 was approximately $12.1 million.  This was primarily the result of payments to acquire or improve rental equipment and property and equipment of $15.3 million.  During the nine months ended September 30, 2011 the company acquired twenty-nine pieces of rental equipment, primarily comprised of rough terrain cranes.  These uses of cash were partially offset by $3.2 million in proceeds on the sale of rental equipment.

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

Cash flow from financing activities. Cash provided by financing activities was approximately $13.9 million for the nine months ended September 30, 2011.  This is primarily due to proceeds received from the exercise of warrants to acquire shares of common stock of $19.8 million.  This increase in cash was partially offset by a net decrease in the amount drawn on the Company’s revolving credit facilities of $3.7 million.  Total borrowings for the nine months ended September 30, 2011 under the revolving credit facilities were $65.6 million and total payments on the revolving credit facilities in the same period were $69.3 million.  The Company also used approximately $2.1 million to make scheduled principal payments and repay in full a portion of its purchase money security interest debt using proceeds from drawing on the revolving credit facilities discussed above.  The Company also paid approximately $0.1 million for deferred loan costs related to the Coast Crane revolving credit facility during the nine months ended September 30, 2011.

Cash provided by financing activities for the nine months ended September 30, 2010 was approximately $4.0 million.  This was primarily due to a net increase in the amount drawn on the Company’s revolving credit facility of $10.3 million. Total borrowings for the nine months ended September 30, 2010 under the revolving credit facility were $36.8 million and total payments on the revolving credit facility in the same period were $26.6 million. The Company also used approximately $7.7 million to make scheduled principal payments and repay in full its short-term debt obligations using proceeds from drawing on the revolving credit facility discussed above. In addition, the Company also used approximately $0.9 million to repurchase warrants, which was offset by proceeds received from the exercise of warrants to acquire common stock of approximately $2.4 million.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy.  Proceeds from equipment sold of $3.2 million during the nine months ended September 30, 2011 were used to partially fund our capital spending on rental equipment and property and equipment of $14.1 million.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.  As of September 30, 2011, we had approximately $38.4 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $13.3 million of cash on hand; providing the company with $51.7 million of potential liquidity.

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

The Company is currently in negotiations to amend its Coast Crane Credit Facility to add Coast Crane Ltd. as a signatory to the credit facility.  The purpose of this amendment is to allow the Company to more freely transport rental equipment assets between Coast Crane and Coast Crane Ltd. in an effort to target markets with the greatest demand for the Company’s rental assets.  We expect that the amended credit facility will be collateralized by a first security interest in substantially all of Coast Crane’s and Coast Crane Ltd’s assets.  The amended credit facility is expected to have terms that are similar to the current Coast Crane Credit Facility.  The amended credit facility is expected to provide for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million.  In conjunction with the execution of the amendment, the Canadian revolving credit facility (the “Canadian Credit Facility”) would be repaid in full and terminated. The Company expects this transaction to have a net positive impact on liquidity.

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

Contractual Obligations

During the nine months ended September 30, 2011, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2011, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of September 30, 2011 for which we have an interest rate swaps to effectively fix the interest rate at 4.96% on $100.0 million of the $157.7 million of outstanding borrowings under Essex Crane’s senior secured credit facility and three undesignated interest rate swaps to effectively fix the interest rate at 5.62% on $21.0 million of the $51.7 million of outstanding borrowings under Coast Crane’s senior secured credit facility.  The weighted average interest rate in effect on all of the Company’s borrowings at September 30, 2011 was 3.42% excluding the impact of the interest rate swaps and 5.06% taking into consideration the swaps.  A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swaps at September 30, 2011 would increase our interest expense by approximately $0.7 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Disclosure controls and procedures include, without limitation, controls and procedures to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to the existence of a material weakness in internal control over financial reporting related to an error in the estimate of deferred state income taxes, which resulted in the restatement of certain of the Company’s historical financial results.

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

For additional information regarding the restatement of certain of the Company’s historical financial results, and the material weakness identified by management, please see “Item 9A. Controls and Procedures” in the Amendment No. 1 to our Form 10-K for the year ended December 31, 2010.

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

Except for the changes discussed above to remediate our material control weakness associated with accounting for state income taxes, there have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Due to the Coast Crane Acquisition in November 2010, the Company is currently in the process of designing , implementing and testing the internal controls related to acquired operations.  The Company is implementing internal controls at the acquired operations that are similar to those in place at its previously owned operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.  The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at September 30, 2011.  Such repurchase plan was publicly announced on October 22, 2008.  The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

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

ESSEX RENTAL CORP.

Dated: November 9, 2011	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2011	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)