Form 10-K
period 2011-12-31
Essex Rental Corp.
filed 2012-03-14
CIK 1373988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2011

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

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2011 was $110,365,953.

The number of shares of outstanding common stock of the Registrant as of March 1, 2012 was 24,537,156.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2012 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. (“Essex”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events.  Certain of such risks and uncertainties are discussed below under Item 1A – Risk Factors. Essex assumes no obligation to update or supplement forward-looking information in this Annual Report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

PART I

As used in this Annual Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., CC Acquisition Holding Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Item 1. Business

Background

Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our activities from our inception through October 31, 2008 were limited to completing our initial public offering and completing a business combination.

On October 31, 2008, we acquired Essex Crane Rental Corp., which we refer to as Essex Crane, through the acquisition of substantially all of the ownership interests of Essex Crane’s parent company, Essex Holdings, LLC, which we refer to as Holdings.

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States (U.S.). For more information regarding the acquisition of Holdings and Essex Crane, see “Business Combinations – Acquisition of Holdings and Its Subsidiary Essex Crane” below. From October 31, 2008 until November 24, 2010, we conducted substantially all of our operations through Essex Crane.

On November 24, 2010 we acquired substantially all of the assets, and assumed certain liabilities (the “Coast Acquisition”) of Coast Crane Company (“Coast Liquidating Co.”), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States. The assets acquired included all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada. References to “Coast Crane” in this Annual Report mean Coast Crane Company, a Delaware corporation, formerly known as CC Bidding Corp. (“CCBC”), through which we operate the business and assets acquired in the Coast Acquisition. For more information regarding the Coast Acquisition, see Note 1 to our consolidated financial statements and “Business Combinations – Acquisition of the Assets of Coast Crane Company and Subsidiary”, below.

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

The Retained Interests are exchangeable at the option of the holder for an aggregate of 632,911 shares of our common stock.  The Retained Interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the Retained Interests will be made on an “as exchanged” basis.  We granted certain registration rights to the holders of the Retained Interests with respect to the shares of our common stock issuable upon exchange of the Retained Interests and, in February 2011, a registration statement covering the resale of such shares was declared effective.

Acquisition of the Assets of Coast Crane Company and Subsidiary

On November 24, 2010, through CCBC, we acquired substantially all of the assets and assumed certain liabilities of Coast Liquidating Co., which consisted of all of the assets used in the operation of its specialty lifting solutions and crane rental services business including all of the outstanding shares of capital stock of Coast Crane Ltd., a wholly-owned British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.

The purchase agreement provided for a gross purchase price of $103.2 million which included net cash payments of $82.5 million and the assumption of certain liabilities of Coast Crane and its subsidiary as of the closing of the acquisition. For additional information regarding the gross purchase price paid in the Coast Acquisition, including related transaction expenses, see Note 1 to our consolidated financial statements.

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

Business

Overview

Through our operating subsidiaries, Essex Crane and Coast Crane, we are one of North America's largest providers of lifting equipment (including lattice-boom crawler cranes, truck cranes and rough terrain cranes, tower cranes, and other lifting equipment) used in a wide array of construction projects.  In addition, we provide product support including installation, maintenance, repair, and parts and services for our equipment provided to customers and customer owned equipment.  With a fleet of over 1,000 cranes and other construction equipment and customer service and support, we supply a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction.  We rent our equipment “bare,” meaning without supplying an operator and, in exchange for a fee, make arrangements for the transportation and delivery of equipment.  Once the crane is delivered and erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, most of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent. This business model allows us to minimize our headcount and operating costs including reduced liability related to operator error and provides the customer with a more flexible situation where they control the crane and the operator’s work schedule.

Through a network of sixteen main service centers, other smaller service locations and several remote storage yards, complemented by a geographically dispersed highly skilled staff of sales and maintenance service professionals, we serve a variety of customers engaged in construction and maintenance projects. We have significantly diversified the end-markets that we serve in recent years, including through the Coast Acquisition, to avoid over-exposure to any one sector of the construction market.

We use our significant investment in modern enterprise resource planning (“ERP”) systems and business process methods to help our management assimilate information more quickly than others in our industry, and to provide management with real time visibility of the factors that must be effectively managed to achieve our goals. Our end-markets are characterized by major construction projects that often have long lead times. Management believes that these longer lead times, coupled with most contracts having rental periods of between 4 and 18 months for lifting equipment with heavier capacities, provide them more visibility over future project pipelines and revenues.

Although Essex Crane and Coast Crane experience some overlap in the customers and projects that they serve, they are distinct from one another in the equipment comprising their fleets.

Essex Crane

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States. Over 51 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a professionally managed company that today is one of the leading players in its industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

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

Coast Crane

Coast Crane is a market leader for innovative lifting solutions throughout Western North America, Alaska, Hawaii, Guam and the South Pacific.  Through Coast Crane, we provide both used and new tower cranes, boom trucks, rough terrain cranes and other lifting equipment to customers in the infrastructure, energy, crane rigger/operator, and municipal, commercial and industrial construction sectors.  Coast Crane’s operations are headquartered in Seattle, Washington and its products are rented and sold through a regional network including 11 branch locations. According to the industry publication American Cranes and Transport, Coast Crane is one of the largest crane service providers within its core rental equipment categories.

In addition to providing crane rental services, Coast Crane is a leading crane distributor of self-erecting tower cranes, rough terrain cranes, boom trucks and all terrain cranes in its West Coast territories.  Coast Crane enjoys strong working partnerships with leading crane and lifting manufacturers in the U.S. Coast Crane has exclusive distribution relationships with such manufacturers for certain territories on the West Coast and  Coast Crane provides after-sale spare parts and services to customers to whom it sells equipment as well as to customers who purchase equipment from other sources.

Coast Crane implemented the ERP system platform that Essex Crane uses with certain modifications during 2011.

Products and Services; Operating Segments

Our principal products and services, as grouped within the Company’s three defined operating segments, are described below.

Equipment Rental Segment    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  We also offer transportation, rigging and repair and maintenance services while equipment is on rent. We rent our fleet of over 1,000 cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months. Boom trucks and other smaller equipment may be rented as frequently as daily. The contracts typically provide for an agreed rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

Transportation services revenue is derived from the management of the logistics process by which our rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation. Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and our fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third party providers. The key drivers of transportation revenue are crane and attachment and other lifting equipment utilization rates and average contract lengths. Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue. The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs. Transportation revenue is recognized upon completion of the transportation of equipment.

While crawler cranes or attachments, tower cranes, rough terrain cranes, boom trucks or other equipment are on rent, much of the repair and maintenance work is paid for by the customer. We perform a portion of the repair and maintenance work and recognize revenues for such services to the extent they are the customer’s responsibility. This category of revenues also includes providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental.

In the ordinary course of business, we sell used cranes and attachments and other lifting equipment to optimize the combination of crane models and lifting capacities available in our rental fleet to match perceived market demands and opportunities. On average, we have historically achieved sale prices for equipment in excess of the appraised value. This is due to the long useful life of the crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets. Used rental equipment sales are recognized upon acceptance by the customer or the execution of a definitive sales agreement stipulating the date of transferring the risk of ownership. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities and the need to adjust fleet mix to meet customer requirements and demand.

Equipment Distribution Segment We offer a variety of construction equipment products for sale including tower cranes, boom trucks, rough terrain cranes and other lifting equipment used in the construction industry. The revenue from retail equipment sales is primarily driven by the level of construction activity in a particular geographic region. Equipment sales revenue is recognized at the time ownership transfers, which is generally based on delivery and/or inspection and acceptance of the equipment in accordance with the terms of the corresponding agreement. Our equipment distribution operations are conducted through our Coast Crane subsidiary.

Parts and Service Segment We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. We also provide repairs and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and our skilled mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale. Our parts and services operations are conducted through our Coast Crane subsidiary.

In summary, 65.7% of total revenues were derived from our equipment rental segment for the year ended December 31, 2011, 15.9% through our equipment distribution segment and 18.4% through our parts and service segment. More specifically, 46.8% of total revenues were generated through equipment rentals, 15.9% through retail equipment sales, 7.3% through used rental equipment sales, 11.0% through retail part sales, 6.0% through rental related transportation services and 5.6% through repair and maintenance services provided with respect to cranes on rent and 7.4% through repair and maintenance services provided otherwise.

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

Within the U.S. heavy lifting crane rental (including crawler cranes, rough terrain cranes and tower cranes) sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer. Bare rental is suited to construction firms with access to trained staff to operate the heavy machinery. Manned rental involves the provision of an operator with the crane and is often suited to customers unable or unwilling to provide an operator of their own and is often more common with customers who perform shorter duration work. Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required. We operate a bare rental model, because we believe bare rental offers an opportunity for higher returns on invested capital primarily due to decreased liability exposure and a more efficient operating platform and business model. Bare rental allows us to operate the business with significantly less human resources and costs associated with those resources than if we were to operate a manned operation. The primary disadvantage of renting cranes on a bare basis is that we forego a portion of the rental market associated with construction firms that prefer to rent equipment manned.

Operations

Equipment Rental Segment We maintain one of the largest fleets of cranes and attachments and other lifting equipment in North America. Rental revenues generated from the rental of equipment were $42.0 million in 2011 or approximately 46.8% of total revenue. Equipment is rented to customers under a contract (contracts range from 4-18 months in general for the majority of our equipment), which specifies a constant monthly rate for each piece of equipment over the period of the contract. In 2011, the average monthly crawler crane rental rate was $15,781 and crane utilization was 39.8% on “days” basis. Crane utilization for our lower lifting capacity equipment, including rough terrain cranes, boomtrucks, self-erecting tower cranes, city and other tower cranes, and forklifts and other equipment, was 62.0%, 54.0%, 24.4%, 40.1% and 39.9%, respectively. For a discussion of the “days” method of measuring crane utilization, see “Fleet Overview” below.

Once we and a potential customer communicate regarding the customer’s need for an equipment rental, we confirm that an appropriate piece of equipment is available. We then prepare and deliver a written rental quote to the customer. The customer reviews the quote and, if acceptable, places an order.

Essex Rental’s on-line, real time information system provides visibility of the entire rental fleet for the sales team including the cranes’ lease information and expected availability. All sales team quote and order activity is also available on the same information system and viewable by appropriate sales, operations, and management personnel.

Upon a review of the order including a check of the customer’s credit and continued equipment availability, an order confirmation and a rental agreement are sent to the customer. Once a signed rental agreement and other required documentation (including insurance certificates) are received, the order is authorized for shipment to the customer. Our operations team sees both the quote and order activity and responds appropriately to confirm the readiness of the required equipment for shipment to the new rental, but does not begin shipping it until the lease is authorized. Once the equipment is delivered to the customer’s site, our representative inspects the equipment with the customer and an inspection report is signed verifying that the equipment was correctly delivered in accordance with the lease agreement. The rental period for the equipment usually begins when the first major item begins transport to the customer and the rental ends when the last major item is returned to our designated location.

Given the size of our crane and equipment fleet and the various types of cranes and equipment, we sell pieces of used equipment both domestically and internationally to construction or, although infrequently, other rental companies. Sales of used rental equipment are discretionary and based on a variety of factors including, but not limited to, a piece of equipment’s orderly liquidation value, age, rental yield, perceived demand in the marketplace and impact of a sale on our rental businesses and cash flow. Revenues from such used rental equipment sales totaled $6.5 million in 2011 or approximately 7.3% of total revenue

Although we do have a small number of in-house vehicles, acquired as part of the Coast Acquisition, to transport our cranes, attachments and other equipment to and from project sites, we generally out-source transportation to third party providers, especially for the larger cranes within the fleet. We charge a fee for arranging transportation services from the nearest storage yard with the required equipment to the construction location. Revenues from such equipment transportation services totaled $5.4 million in 2011 or approximately 6.0% of total revenues.

Our contracts have provisions that provide for the customer to assume responsibility to operate and maintain the equipment to manufacturer’s specifications throughout the contract period. We may provide maintenance and repair services to customers during the contract rental period and will invoice the customer for any work carried out (to the extent such work is the customer’s responsibility). Revenues from such repair and maintenance services totaled $5.0 million in 2011 or approximately 5.5% of total revenues.

Equipment Distribution Segment Coast Crane and its Canadian subsidiary, Coast Crane Ltd. sell various new and used cranes acquired through trade-in programs and other equipment. Revenues from such equipment sales totaled $14.2 million in 2011 or approximately 15.9% of total revenues

Parts and Service Segment Coast Crane and its Canadian subsidiary, Coast Crane Ltd. sell various crane and other equipment parts. Revenues from such retail part sales totaled $9.8 million in 2011 or approximately 11.0% of total revenues. We also provide repair and maintenance services to owners of construction equipment. Revenues from such repair and maintenance services totaled $6.7 million in 2011 or approximately 7.5% of total revenues, a portion of which is reported within the equipment rental segment. While a piece of equipment is not rented, we are responsible for ensuring that its equipment is compliant with all manufacturers’ specifications and other regulations.

Fleet Overview

Our fleet consists of over 350 lattice boom crawler cranes and attachments and over 650 other cranes and pieces of construction equipment. Tower cranes, rough terrain cranes and boom trucks comprise approximately 95% of the total orderly liquidation value of the non-crawler crane fleet. The fleet’s equipment varies in age and lifting capacity. We own all of our equipment and attachments and do not lease any of these items from third parties.

As of December 31, 2011, the weighted average age of each class of equipment (weighted based on orderly liquidation value) and the orderly liquidation value composition of the fleet are as follows:

	Weighted	Percentage
	Average	of Orderly
	Age (Years)	Liquidation Value
Crawler Cranes	15.2	70.1%
Rough Terrain Cranes	2.5	13.1%
Industrial Cranes	4.1	0.5%
Boomtrucks	3.9	5.4%
Self-Erecting Tower Cranes	5.7	1.7%
City & Other Tower Cranes	4.0	7.2%
Forklifts and Other Eqiupment	5.6	1.9%

We measure utilization using the method referred to as the “days” method. Management believes that this method, while it may reflect lower utilization rates than other methods used in the industry, is the most accurate method for measuring equipment utilization and correlates most closely with rental revenue. Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period. The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate (excluding any overtime revenues). The total number of days on rent of all pieces of rental equipment provides the numerator for determining utilization. The denominator is all rental equipment assets owned times the number of days in the month. The “days” method is the utilization measurement that we currently use, and we anticipate that the “days” method will be the primary basis for future disclosure of utilization rates for our cranes and other construction equipment offered for rent.

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2011 and 2010 for the equipment types owned during those periods.

	Years Ended December 31,
	2011	2010
Crawler Cranes	39.8%	37.5%
Rough Terrain Cranes	62.0%	N/A
Boomtrucks	54.0%	N/A
Self-Erecting Tower Cranes	24.4%	N/A
City and Other Tower Cranes	40.1%	N/A
Forklifts and Other Equipment	39.9%	N/A

Note: 2010 utilization rates for categories other than crawler cranes is not meaningful due to the timing of the Coast Acquisition in November 2010.

Lattice boom crawler cranes have long useful economic lives, often up to 50 years or more. This is longer than other types of cranes and equipment in the lifting market space. Tower cranes and rough terrain cranes also have relatively long useful economic lives that can range up to 30 years. Our management believes this is due to the relatively high value of the crane’s structural steel (including its boom) as it relates to the total value of the crane. These structural steel items are complex fabrications with high replacement value made from high tensile strength steel. When properly maintained, these components retain their value over the life of the crane with minimal maintenance costs.

At the conclusion of each rental, the rented equipment is thoroughly inspected in accordance with requirements set by the original equipment manufacturer and the Occupational Safety and Health Administration (OSHA). If maintenance or repairs are required, they are scheduled and completed prior to the next rental. At the start of the next rental, another inspection is made to ensure that the equipment is in a rent ready condition and compliant with the inspection requirements. We have extensive capabilities to perform major repair and reconditioning of the cranes and attachments. This type of activity is done on an as-needed basis to ensure that the equipment provides a high level of availability (uptime) when on rent.

We currently represent industry leading manufacturers including Broderson, JLG, Little Giant, Lull, Manitex, Mantis, Potain, Tadano and Terex in many of the western states of the United States, including Alaska and Hawaii, as well as Canada and Guam, and have developed strong long-term relationships with them. In addition, we maintain direct relationships with Manitowoc and Liebherr.

Sales and Marketing

Over our operating history, we have expanded our infrastructure of service centers and storage yards to key geographical locations across the United States in order to serve customers in a timely and efficient manner. We significantly expanded our reach into the Western and Northwestern United States, Alaska, Hawaii and Guam with the Coast Acquisition. We currently operate approximately 20 service centers and storage yards giving us the ability to service customers throughout North America. We employ a sales and marketing team across the country, each member of which covers a specific geographic region and reports directly to a senior management executive. Rather than segmenting the fleet by geography or salesperson, the fleet is allocated based upon factors such as rental financial return, customer mix and project mix. As such, each salesperson is highly incentivized to optimize the fleet’s financial returns and sales mix.

We market our business to potential customers through advertising, promotion, membership in construction trade associations and attendance at various meetings and trade shows. In addition, our web sites are designed with the goal of being very useful to engineers and designers who determine how a construction project will be built, as well as equipment and project managers who are responsible for the selection of the cranes that will be used to complete the project. Essex’s management believes that our web sites accomplish this goal by providing more comprehensive information regarding our equipment and the capacities and specifications of that equipment than may be readily available from other sources.

Our sales teams use their extensive relationships with customers and potential users of cranes and other construction equipment to identify potential rental opportunities. This, combined with Essex Crane’s and Coast Crane’s reputations and brand value, contributes significantly to their sales activity.

In recent years, we have enhanced this traditional method of lead generation with two lead-generation sales systems. The lead generation systems are used by Essex to collect information regarding construction activity from a variety of public records, including building permits. This information is then electronically sorted and filtered, using management input to focus on jobs that most likely will require a large piece of equipment we offer. This output is sent directly to the sales team who is responsible for the geographic area in which the project will be built. Essex’s management believes that these methods provide a high degree of market visibility and awareness to the sales team and management. Additionally, Customer Relationship Management (“CRM”) systems are used to track and manage customer interaction.

Essex operates a customized rental information management system through which detailed operational and financial information is available on a real time basis. The system is also used to maintain a detailed database of quoting activity for projects on which our equipment will be required. Management and sales personnel use this information to closely monitor business activity by piece of equipment, looking at customer trends and proactively responding to changes in the heavy lift marketplace. Management believes that its disciplined fleet management process, with its focus on project duration and lead time, as well as customer demand, enables the Company to maximize utilization and rental rates.

Customers and end markets

We serve a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability. For the year ended December 31, 2011, Essex generated approximately 21%, 17%, 17%, 15% and 10% of total revenue from the transportation, industrial/marine, general building, power generation, and sewer and water end markets, respectively. Because of the scale and duration of these projects, rental agreement periods for equipment with heavier lifting capacities range from 4-18 months. This provides us with better future revenue visibility and project lead generation times than many of our competitors. Our revenue generation model has been significantly expanded to lower lifting capacity cranes and other construction equipment that is commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects. We generated approximately $4.9 million and $0.5 million of our total revenue from foreign countries for the years ended December 31, 2011 and 2010.

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

Results for the years 2009 through 2011 were significantly lower than historical results and were negatively impacted by uncertainty in the end markets in which our customers operate caused by declining economic conditions and available credit. Utilization rates and average rental rates have declined during the same period and are also well below historical levels. As of December 31, 2011, Essex Rental’s estimated 12 month backlog stood at approximately $20.5 million.

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

Increase market share and pursue profitable growth opportunities. Through our fleet size, geographically dispersed service centers and storage yards, which allow us to provide equipment for projects throughout the United States and, to a lesser extent, Canada, Mexico, Guam and the South Pacific and track record of customer service, we intend to take advantage of these trends in order to maximize the opportunities for profitable growth within the North American “bare” crane rental and construction equipment rental market by:

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

Further drive profitability, cash flow and return on capital. Our management believes there are significant opportunities to further increase the profitability of our operations by:

•	continuing to re-position the crawler crane fleet by selling older, lighter tonnage cranes and purchasing newer, heavier lifting capacity cranes that command higher margins and are in greater demand due to their ability to service large infrastructure-related projects;

•	actively managing the quality, reliability and availability of our fleet and offering superior customer service in order to support a competitive pricing strategy;

•	evaluating each new potential rental contract opportunity based on strict return guidelines, effective assessment of risk and allocating our fleet accordingly;

•	using our size and national market presence to achieve economies of scale in capital investment; and

•	leveraging our extensive customer relationships at Essex Crane and Coast Crane to aid in the rental of equipment and selling of new and used equipment.

Competition

The heavy lift equipment rental industry is highly fragmented throughout North America, with a variety of smaller companies, many of which are family-owned, operating on a regional or local scale. Companies that have a national focus generally provide heavy lift rental services across a spectrum of crane types such as all-terrain, truck and tower cranes as well as crawlers. With a fleet of over 1,000 cranes and other construction equipment and unparalleled customer service and support, Essex supplies a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction. Our fleet of equipment is one of the largest fleets in North America, which allows for economies of scale advantages with regard to purchasing power and allocation of rental equipment resources to the market. At the same time, our operational structure allows our Essex Crane and Coast Crane subsidiaries to focus on specific crane types (lattice-boom crawler cranes in the case of Essex Crane and heavy lift tower and rough terrain cranes in the case of Coast Crane), which allows them to develop greater expertise in comparison to our competitors. Our principal competitors include ALL Erection & Crane Rental, Bigge Crane and Rigging, Co., Lampson International, Maxim Crane Works, M.D., Morrow Equipment Rental, Western Pacific Crane and Equipment, and AmQuip Crane Corp. Some of these competitors operate nationally and others are regional.

We believe that there are six key factors differentiating us from our competitors:

•	heavy lifting equipment focus – We are primarily focused on heavy lift mobile and tower cranes dedicated to infrastructure and other large construction projects. Other companies also focus on other crane types with lower lift capacities and smaller types of construction rental equipment. Although the Company acquired some smaller types of construction rental equipment (such as personnel carriers and other lift equipment) in conjunction with the acquisition of Coast Crane’s assets, these smaller types of construction rental equipment account for approximately 3% of the total fleet value;

•	national capabilities – some competitors offer national service capabilities, however most are regional players. Our management believes that a national presence provides the ability to fully service engineering and construction firms with a similar national footprint;

•	“bare” rental – we do not rent our equipment with an operator. While some other rental companies also rent equipment bare, generally equipment is rented with an operator. Renting equipment on a bare rental basis minimizes liability for the Company, provides a more efficient operating platform and business model;

•	our distribution business at Coast Crane provides the opportunity to provide product support for contractor owned cranes, which may lead to the opportunity to either sell or rent them additional cranes in the future;

•	outsourced transport – unlike many of our competitors, we do not operate an in-house transport department. In management’s view, this allows us to focus on core competencies and removes the need for capital investment in truck fleets and associated infrastructure; and

•	publicly traded company listed on the NASDAQ Capital Market with access to public capital to fund our growth.

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

Risk of Loss and Insurance

The operation of lattice boom crawler cranes, tower cranes and rough terrain cranes includes risks such as mechanical and structural failures, physical damage, property damage, operator overload or error, equipment loss, or business interruptions. We primarily rent our cranes and attachments on a “bare” lease and rarely supply the operator and seldom perform the routine scheduled maintenance on the equipment during the rental. We require the lessee to supply a primary insurance policy covering the loss of the equipment and general liability for claims initiated by an accident, storm, fire or theft for rental agreements while the equipment is in the customer’s possession, custody and control. We also require that Essex be named as an additional insured and the loss payee on the lessee’s insurance policy. Our lease agreement also requires the lessee to indemnify us for any injury, damage and business interruption caused by the crane or the attachment while it is being leased. We maintain secondary insurance coverage for any claim not covered by the lessee’s insurance, however, we cannot guarantee that our insurance or the insurance of our customers will cover all claims or risks or that any specific claim will be paid by an insurer.

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

Our operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA. We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these requirements. During 2011 and 2010, we did not incur material expenses related to environmental investigations or remediation activities, and management does not expect to incur such expenses in the near term. There can be no assurance, however, that we will not incur such expenditures in the future.

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

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses. Our largest customer accounted for less than 10% of our revenues in 2011 and our top 5 customers accounted for less than 12% of our revenues in 2011. Historically, Essex Crane has typically retained over 40% of our customer base year-over-year while adding new customers as we attempt to grow the business.

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

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 13.7% of our 2011 total purchases, including equipment for rental, and that our 2 largest suppliers accounted for approximately 23.9% of such purchases. We believe we have sufficient alternative sources of supply available for each of our equipment categories.

Seasonality

Although our business is not significantly impacted by seasonality, the demand for our rental equipment tends to be lower during the winter months. The level of equipment rental activities are directly related to commercial, residential and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities in the United States and Western Canada. The severity of weather conditions can have a temporary impact on the level of construction activities. Equipment sales cycles are subject to some seasonality with the peak selling period during the spring season and extending through summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Employees

As of December 31, 2011, we had 273 employees, 8 of which are senior management. Six members of our staff are affiliated with trade unions. We have not experienced any work stoppage as a result of issues with labor or with unions and believe that this fact is a testament to our relationship with our employees. To our knowledge, there is no current campaign by any union to organize additional employees of Essex.

Availability of Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information. Financial and other information can also be accessed on the Investor Relations section of the Company’s website at http://www.essexrental.com. The Company makes available through its website, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on Essex’s website are the Company’s corporate governance documents, the charters of the Audit Committee, Nominating Committee and Compensation Committee. The reference to our website is textual in reference only, and information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

Item 1A. Risk Factors

Our business may be adversely affected by changing economic conditions beyond our control, including decreases in construction or industrial activities.

The crane and equipment rental, and distribution industry’s revenue is closely tied to conditions in the end markets in which our customers operate and more broadly to general economic conditions.  Our products are used primarily in infrastructure-related projects and other construction projects in a variety of industries (including the power, transportation infrastructure, petrochemical, municipal construction and industrial and marine industries).  Consequently, the economic downturn, and particularly the weakness in our end markets may lead to a significant decrease in demand for our equipment or depress equipment rental and utilization rates and the sales prices for equipment we sell.  During periods of expansion in our respective end markets, we generally have benefited from increased demand for our products.  Conversely, during recessionary periods in our end markets, we have been adversely affected by reduced demand for our products.  Weakness in our end markets, such as a decline in non-residential construction, infrastructure projects or industrial activity, may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge.  Factors that may cause weakness in our end markets include but are not limited to:

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

The market price of our securities has been and may be subject to significant fluctuations in response to general economic changes and other factors including, but not limited to:

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

We depend on the expertise, experience and continued services of our senior management employees, especially Ronald Schad, our President and Chief Executive Officer, and Martin Kroll, our Chief Financial Officer and Senior Vice President, as well as senior management employees of our operating subsidiaries.  Mr. Schad has acquired specialized knowledge and skills with respect to our and our subsidiaries’ operations and most decisions concerning our business are made or significantly influenced by him.  The loss of any of the foregoing individuals or other senior management employees, without a proper succession plan, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.  As a result, if Messrs. Schad, Kroll, or other senior executives of our operating subsidiaries were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In connection with the acquisition of Essex Crane, we entered into three-year employment agreements with each of Messrs. Schad, Kroll, Erwin and O’Rourke.  Each such employment agreement will be renewed and extended automatically for successive one year periods, unless either party to the applicable employment agreement provides ninety (90) das advance notice that such extension will not take effect at the end of the then-applicable term. These contracts are scheduled to expire in October 2012, subject to the renewal provisions contained therein.  As of the date of this filing, we have not entered into employment agreements with any other members of senior management.

Our dependence on a small number of crane manufacturers poses a significant risk to our business and prospects.

Essex Crane’s crane fleet has historically been comprised of only Manitowoc and Liebherr crawler cranes. Similarly, Coast Crane’s fleet of cranes available for rent has been comprised primarily of cranes provided by Manitowoc subsidiaries, including Potain, Grove and National.  In addition, Coast Crane serves as a distributor of Broderson, JLG, Little Giant, Lull, Manitex, Mantis, Potain, Tadano and Terex lifting equipment.  Coast Crane’s crane and equipment distribution business depends upon its exclusive dealer partnerships with leading crane and equipment manufacturing companies and many of such relationships can typically be terminated on short notice.  Given Essex Crane’s reliance on two manufacturers for its entire fleet of crawler cranes and Coast Crane’s reliance on a limited number of manufacturers for a majority of its rental fleet and distribution activities, and limited alternative sources of cranes, if any of these manufacturers were unable to meet expected manufacturing timeframes due to, for example, natural disasters or labor strikes, we may experience a significant increase in lead times to acquire new equipment or may be unable to acquire such equipment at all.  Any inability to acquire the model types or quantities of new equipment on a timely basis to replace older, less utilized equipment could adversely impact our future financial condition or results of operations.

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

Our business model is capital intensive and requires significant continual investment in new cranes and equipment to meet customer demand. As a result, our financial condition and results of operations may be significantly impacted by a material change in the pricing of new cranes and equipment that we acquire. Such changes may be driven by a number of factors which include, but are not limited to:

•	steel prices – due to the high tensile steel component of the cranes, significant changes in the price of steel can materially change the cost of acquiring a crane;

•	global demand – the market for crawler cranes is global and significant growth in overseas demand for cranes could materially increase the cost of new cranes regardless of U.S. economic conditions;

•	inflation – overall inflationary conditions in the U.S. may impact the operating costs of one of our key suppliers and therefore impact crane or other lifting equipment for customers such as Essex Crane and Coast Crane; and

•	currency fluctuations – as two of our principal suppliers are based in Europe and Japan, devaluation of the U.S. dollar (as compared to the Euro or the Yen) may materially increase the cost of acquiring cranes and attachments; conversely, inflation of the value of the U.S. dollar may adversely affect our revenues from international sales of used cranes and attachments and adversely affect our revenues from sales of new and used cranes, spare parts and related equipment to the extent that inflation allows foreign suppliers to offer competing products on more attractive terms.

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

The opening of new service locations or storage yards or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience.  New service locations and storage yards require significant up-front capital expenditures and may require a significant investment of our management’s time to successfully commence operations.  New locations may also require a significant amount of time to provide an adequate return on capital invested, if any.  In addition, in the event that we were to acquire different types of cranes, attachments or other lifting equipment than those they currently rent, or different classes of rental equipment, there can be no assurance that our customers would choose to rent such items from us or would do so at such rates or on such terms, that would be acceptable to us.

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

The equipment rental, distribution and repair service industries are competitive.

The equipment rental and distribution industries are highly fragmented.  The crane rental industry is served by companies who focus almost exclusively on crane and lifting equipment rental.  We compete directly with regional, and local crane rental companies and a limited number of national crane rental companies (including ALL Erection & Crane, Lampson International, Morrow Equipment Rental, Amquip Crane Corp., Maxim Crane Works and Biggie Crane).  There can be no assurance that we will not encounter increased competition from existing competitors or new market entrants (including a newly-formed competitor created by consolidating several existing regional competitors) that may be significantly larger and have greater financial and marketing resources.

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

We are and will continue to be subject to the disclosure and reporting requirements of applicable U.S. securities laws and rules promulgated by The NASDAQ Stock Market. Many of our principal competitors are not subject to these disclosure and reporting requirements or the NASDAQ rules. As a result, we may be required to disclose certain information and expend funds on disclosure and financial and other controls that may put us at a competitive disadvantage to our principal competitors.

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

When our current insurance policies expire, we may be unable to renew such coverage upon terms acceptable to us, if at all.  If we are able to renew our coverage we expect that the premium rates and deductibles may increase as a result of general rate increases for this type of insurance as well as our historical claims experience and that of our competitors in the industry.  If we cannot obtain insurance coverage, it could adversely affect our business by increasing our costs with respect to any claims.  Additionally, existing or future claims may exceed the level of our present insurance, and our insurance may not continue to be available on economically reasonable or desirable terms, if at all.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on our indebtedness will depend on our ability to generate cash from future operations. As of December 31, 2011, Essex Crane has a revolving credit facility which provides for an aggregate borrowing capacity of $190.0 million, of which $157.8 million was outstanding, and Coast Crane has a revolving credit facility which provides for an aggregate borrowing capacity of $75.0 million, of which $64.3 million was outstanding. Each facility is secured by a first priority lien on all of the applicable borrower’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral. We also have approximately $7.6 million of other term debt, $5.0 million of which is unsecured while the remaining amount is secured by specific equipment.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and our stock price may be adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Any system of internal control over financial reporting, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot assure you that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. Any weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price and investor confidence, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

Environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. If the Company violates environmental laws or regulations, it may be required to implement corrective actions and could be subject to civil or criminal fines or penalties. There can be no assurance that the Company will not have to make significant capital expenditures in the future in order to remain in compliance with applicable laws and regulations or that the company will comply with applicable environmental laws at all times. Such violations or liability could have an adverse effect on our business, financial condition and results of operations. Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases. The Company can be subject to liability for the disposal of substances which it generates and for substances disposed of on property which it owns or operates, even if such disposal occurred before its ownership or occupancy. Accordingly, the Company may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by the Company, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. In addition, because environmental laws frequently impose joint and several liability on all responsible parties, the Company may be held liable for more than its proportionate share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims. Some of the properties contain, or previously contained, above-ground or underground storage tanks and/or oil-water separators. Given the nature of the operations of the Company (which involve the use and disposal of petroleum products, solvents and other hazardous substances for fueling and maintaining its cranes, attachments and vehicles) and the historical operations at some of its properties, the Company may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims that may be material.

Environmental requirements may become stricter or be interpreted and applied more strictly in the future. In addition, the Company may be required to indemnify other parties for adverse environmental conditions that are now unknown to us. These future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in environmental compliance or remediation costs not anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

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

To date, compliance by the Company with these and other applicable safety regulations has not had a material effect on our results of operations or financial condition. However, the failure of the Company to comply with these and other applicable requirements in the future could result in fines and penalties and require us to undertake certain remedial actions or be subject to a suspension of business, which, if significant, could materially adversely affect our business or results of operations. Moreover, the involvement by the Company in any audits and investigations or other proceedings could result in substantial financial cost to us and divert our management’s attention. Several recent highly-publicized accidents involving cranes (none of which involved cranes or attachments provided by the company) could result in more stringent enforcement of work-place safety regulations, especially with respect to companies which rent older cranes and attachments. Additionally, future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

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

We filed a registration statement under the Securities Act of 1933, as amended, with respect to the resale of 10,695,363 shares by the selling stockholders identified therein, which was declared effective on February 10, 2011. In accordance with applicable registration rights agreements, we are required to maintain the effectiveness of such registration statement until all of the shares registered for resale thereby have been sold or are otherwise eligible for trading in the open market. In addition, we have registered 1,575,000 shares previously issued or reserve for future issuance under our 2008 Long-Term Incentive Plan and anticipate filing a registration statement on Form S-8 with respect to up to 1,500,000 shares of common stock issuable pursuant to our 2011 Long-Term Incentive Plan. Accordingly, subject to the satisfaction of applicable vesting or exercise periods, common stock registered under such registration statements will be available for resale in the open market. The presence of these additional shares of commons stock eligible for trading in the public market may have an adverse effect on the market price or our common stock.

The conversion of the Retained Interests and our outstanding warrants will result in immediate dilution of our existing stockholders and the book value of their common stock.

In connection with our acquisition of Essex Crane, Holdings issued the Retained Interests to members of Essex Crane’s senior management.  The Retained Interests may be exchanged for up to an aggregate of 632,911 shares of our common stock, subject to certain adjustments. In addition, on November 29, 2010, we issued 90,000 warrants to a group of related investors in a private transaction associated with the exercise of assumed debt into the unsecured promissory notes.  Such warrants have an exercise price of $0.01 per share, subject to adjustment.  The issuance of these shares and warrants resulted in dilution to our existing stockholders. We have also granted options to purchase an aggregate of 1,474,719 shares of our common stock pursuant to our equity compensation plans, and may grant additional options or common stock pursuant to such plans in the future. Upon the exchange of the Retained Interests, the exercise of such warrants or option, or the issuance of common stock pursuant to our equity compensation plans, the equity interest of our stockholders as a percentage of the total number of outstanding shares of common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future business combination, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 12,538,540 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, employee stock options and unit purchase options, and the number of shares issuable upon exchange of the Retained Interests) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

Item 1B.        Unresolved Staff Comments

None.

Item 2.        Properties

Essex leases its corporate headquarters at 1110 Lake Cook Road, Suite 220, Buffalo Grove, Illinois 60089, which consists of 7,337 square feet of office space. Also, we currently own the following properties:

•	A service center located at 2039 Fulton Springs Road, Alabaster, Shelby County, Alabama 35007. Land area totals 400,752 square feet and building area totals 28,575 feet.

•	A satellite service center located at 14133 Weld County Road 9.5 Longmont, Weld County, Colorado 80504. The land area of the property totals 409,900 square feet and building area totals 16,000 square feet.

•	A service center located at 5315 Causeway Boulevard Tampa, Hillsborough County, Florida 33619. Gross land area totals 204,732 square feet and building area totals 18,604 square feet.

•	A service center located at 303 Peach Lane Arcola, Fort Bend County, Texas 77583. Gross land area totals 710,681 square feet and building area totals 36,342 square feet.

In addition, we lease the following properties throughout the United States:

•	A satellite service center comprising 33,500 square feet of outside storage space located at 6048 193rd Avenue SW, Rochester, WA 98579.

•	A satellite service center comprising 74,476 square feet of outside storage space located at 1072 Harrisburg Pike, Carlisle, PA 17103.

•	A service Center comprising 6,000 square feet of warehouse space and approximately three acres of outside storage space located at 15060 Ceres Avenue Fontana, CA 92335.

•	A service center comprising 30,000 square feet of space located at 1601 N.E. Columbia Blvd., Portland, Oregon ;

•	A service center comprising 10,000 square feet of space located at 4680 W. Capital Ave., West Sacramento, CA 95691;

•	A storage yard comprising 53,260 square feet of space located at 4300 W. Capital Ave., West Sacramento, CA 95691;

•	A service center comprising 18,500 square feet of space located at 19062 San Jose Ave., City of Industry, CA 91748;

•	A service center comprising 14,935 square feet of space located at 14951 Catalina St., San Leandro, CA 94577;

•	A service center comprising 9,450 square feet of space located at 6615 Rosedale Highway, Bakersfield, CA 93308;

•	A service center comprising 16,232 square feet of space located at 8250 5th Avenue South, Seattle, WA 98108;

•	A storage yard comprising 2,500 square feet of space located at 500 South Sullivan Avenue, Seattle, WA 98108;

•	A service center comprising 9,862 square feet of space located at 114 St. Paul Avenue, Tacoma, WA 98421;

•	A service center comprising 10,050 square feet of space located at 3920 E. Boone Avenue, Spokane, WA 99202;

•	A service center comprising 8,000 square feet of space located at 525 S Oregon Avenue, Pasco, WA 99301;

•	A service center comprising 11,408 square feet of space located at 8900 King Street, Anchorage, AK 99515;

•	A service center comprising 5,720 square feet of space located at 12570 Slaughterhouse Canyon Road, Lakeside, CA 92040;

•	A service center comprising 4,000 square feet of space located at 422 East Emporia Street, Ontario, CA 91761;

•	A service center comprising 8,500 square feet of space located at 91-505 Awakumoku Place, Kapolei, HI 96707; and

•	A service center comprising 9,934 square feet of space located at 9538 195th Street, Surrey, BC V4N 4E5, Canada.

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

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective January 13, 2010, our common stock commenced trading, and is currently traded, on the NASDAQ Capital Market under the symbol ESSX. Effective January 13, 2010 until the expiration of our publicly traded warrants, our units and publicly traded warrants were traded on the NASDAQ Capital Market under the symbols ESSXU and ESSXW, respectively. On March 4, 2011 our publicly traded warrants expired and our warrants and units ceased trading. The following table sets forth the high and low sale prices for the units, common stock and warrants for each quarterly period within the two most recent fiscal years.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2011
First Quarter (1)	$n/a	$n/a	$7.46	$5.40	$2.33	$0.45
Second Quarter (2)	n/a	n/a	7.53	6.50	n/a	n/a
Third Quarter	n/a	n/a	6.74	2.46	n/a	n/a
Fourth Quarter	n/a	n/a	3.38	2.05	n/a	n/a
Year ended December 31, 2010
First Quarter	$8.00	$5.96	$7.25	$5.00	$1.85	$0.70
Second Quarter	7.01	5.95	7.65	5.44	2.95	1.45
Third Quarter (3)	n/a	n/a	6.00	4.19	1.85	0.04
Fourth Quarter	5.41	5.41	5.71	4.35	0.53	0.10

(1)	Note that for the first quarter of 2011 there were no reported trades in our units and, therefore, the high and low are not applicable
(2)	Note that our warrants expired on March 4, 2011 and, therefore, there were no warrant or unit trades subsequent to this date. The high and low are not applicable.
(3)	Note that for the third quarter of 2010 there were no reported trades in our units and, therefore, the high and low are not applicable.

As of March 1, 2012, there were 144 holders of record of our common stock, one holder of record of warrants and one holder of record of our Units.

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

There were no sales of equity securities by the Company during the fourth quarter of 2011.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the fourth quarter of 2011.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The following table also sets forth selected consolidated financial data of the Predecessor as of and for the ten month period ended October 31, 2008 and as of and for the year ended December 31, 2007.

The information in the following table should be read together with the Company’s consolidated financial statements and accompanying notes as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, the Predecessor’s audited consolidated financial statements and accompanying notes as of and for the ten month period ended October 31, 2008 and for the year ended December 31, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

						Essex Holdings, LLC (Predecessor)
						For the Ten	For the
	Essex Rental Corp. (Successor)					Months Ended	Year Ended
	For the Years Ended December 31,					October 31,	December 31,
	2011	2010	2009	2008	2007	2008	2007

Operations Summary
Total revenue	$89,584,979	$41,531,460	$52,084,392	$14,872,789		$70,978,557	$78,122,079
Cost of revenues	76,487,741	35,403,917	32,900,942	7,055,992		29,545,082	38,757,886

Gross profit	13,097,238	6,127,543	19,183,450	7,816,797		41,433,475	39,364,193

Selling, general, administrative and other expenses	28,535,612	13,919,489	11,329,156	4,185,375	456,661	13,762,884	9,244,998
Goodwill impairment	-	-	-	23,895,733			-

Income (loss) from operations	(16,776,752)	(7,791,946)	7,854,294	(20,264,311)	(456,661)	27,670,591	30,119,195

Interest and Other Income	316,492	72,278	643	1,405,637	2,543,781	-	-
Interest Expense (1)	(11,455,390)	(7,209,449)	(6,681,740)	(1,124,398)		(8,190,438)	(14,961,069)

Income (loss ) before taxes	(27,922,649)	(14,931,588)	1,173,197	(19,983,072)	2,087,120	19,480,153	15,158,126
Net income (loss)	$(17,146,900)	$(11,408,486)	$1,195,806	$(11,917,121)	$1,699,120	$11,417,074	$11,216,856

Weighted average shares outstanding
Basic	23,824,119	16,102,339	14,110,789	13,517,010	13,224,144
Diluted	23,824,119	16,102,339	15,805,191	13,517,010	13,224,144

Earnings (loss) per share
Basic	$(0.72)	$(0.71)	$0.08	$(0.88)	$0.13
Diluted	$(0.72)	$(0.71)	$0.08	$(0.88)	$0.13

Other Operating Data

Depreciation	$21,146,477	$12,723,951	$11,210,472	$1,809,623	$-	$6,908,980	$8,034,011
Other depreciation and amortization	$1,338,378	$954,602	$781,751	$139,943	$-	$110,019	$133,124

Year-end Financial Position

Cash	$9,030,383	$3,474,314	$199,508	$139,000	$1,051,801	$691,600	$8,394
Cash held in trust fund	-	-	-	-	100,927,634	-	-
Rental equipment, net	328,955,023	330,378,792	260,767,678	255,692,116	-	133,172,649	124,950,463
Total assets	380,900,229	383,046,958	286,463,157	289,998,510	102,569,184	169,397,016	149,081,546

Current liabilities	16,302,048	15,454,192	15,146,529	13,883,446	2,526,315	16,966,002	12,586,433
Short-term debt obligations	673,403	783,243	5,170,614	-	-	-	-
Other long-term debt obligations	6,886,600	7,921,531	-	-	-	-	-
Revolving credit facilities	222,088,941	214,959,971	131,919,701	137,377,921	-	129,895,169	129,862,723
Total liabilities	296,931,221	304,736,667	212,325,126	217,952,753	2,526,315	160,690,875	151,989,341

Common stock, subject to conversion		-	-	-	19,932,029	-	-
Paid in capital (Members' equity)	122,815,398	101,052,367	84,589,119	84,383,579	78,410,547	40,270,000	40,270,000
Total stockholders' equity	$83,969,008	$78,310,291	$74,138,031	$72,045,757	$80,110,840	$(8,706,141)	$(2,907,795)

(1) Includes the impact of undesignated interest rate swaps.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of December 31, 2011 and for the year then ended and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Overview

History

Essex Rental Corp. (formerly, Hyde Park Acquisition Corp.) was incorporated in Delaware on August 21, 2006 as a blank check company whose objective was to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.   We consummated our initial public offering on March 13, 2007. All activity from August 21, 2006 (inception) through March 13, 2007 relates to our formation and initial public offering. From March 13, 2007 through October 31, 2008, our activities were limited to identifying prospective target businesses to acquire and complete a business combination.  On October 31, 2008, we consummated the acquisition of Holdings and its wholly-owned subsidiary, Essex Crane, and, as a result, we are no longer in the development stage.  In August 2009, we formed a new subsidiary, Essex Finance Corp., to facilitate the acquisition of rental equipment. In November 2010, we acquired substantially all of the assets of Coast Liquidating Co. (formerly known as Coast Crane Company) through a newly formed subsidiary CC Bidding Corp., which subsequently changed its name to Coast Crane Company. The assets acquired in the Coast Acquisition consisted of all of the assets used in the operation of Coast Liquidating Co.’s specialty lifting solutions and crane rental services business, including cranes and related heavy lifting machinery and equipment and spare parts, inventory, accounts receivable, rights under executory contracts, other tangible and intangible assets and all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada.

For more information regarding our acquisition of Coast Crane Company, see Note 1 to our consolidated financial statements.

Business

Through our operating subsidiaries, Essex Crane and Coast Crane, we are one of North America's largest providers of lifting equipment (including lattice-boom crawler cranes, truck cranes and rough terrain cranes, tower cranes, and other lifting equipment) used in a wide array of construction projects.  In addition, we provide product support including installation, maintenance, repair, and parts and services for our equipment provided to customers and customer owned equipment.  With a fleet of over 1,000 cranes and other construction equipment and customer service and support, we supply a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction.  We rent our equipment “bare,” meaning without supplying an operator and, in exchange for a fee, make arrangements for the transportation and delivery of equipment.  Once the crane is delivered and erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, the majority of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent. This business model allows us to minimize our headcount and operating costs including reduced liability related to operator error and provides the customer with a more flexible situation where they control the crane and the operator’s work schedule.

Over the past several years, we have been focused on reinvesting capital into our rental fleet. Specifically, we have sold lower lifting capacity cranes for better utilized heavier lifting capacity cranes. During the years ended December 31, 2011, 2010, 2009, 2008 and 2007 the Company invested approximately $23.8 million, $2.7 million, $19.8 million, $20.8 million and $18.8 million, respectively into new cranes and attachments for our rental fleet.

These investment decisions contributed greatly to the repositioning our fleet to maximize its utilization rates and average rental rates. Although we believe the repositioning of the fleet has maximized utilization rates and average rental rates, the economic downturn has significantly adversely impacted our business activity levels.

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2011 and 2010 for the equipment types owned during those periods.

	Years Ended December 31,
	2011	2010
Crawler Cranes	39.8%	37.5%
Rough Terrain Cranes	62.0%	N/A
Boomtrucks	54.0%	N/A
Self-Erecting Tower Cranes	24.4%	N/A
City and Other Tower Cranes	40.1%	N/A
Forklifts and Other Equipment	39.9%	N/A

Note: 2010 utilization rates for categories other than crawler cranes is not meaningful due to the timing of the Coast Acquisition in November 2010.

Results of Operations

Year ended December 31, 2011 compared to years ended December 31, 2010 and 2009

The Company had a net loss of $17.1 million for the year ended December 31, 2011.  Total revenue, cost of revenues and gross profit were $89.6 million, $76.5 million and $13.1 million, respectively, for the year ended December 31, 2011. Selling, general, administrative and other expenses of $29.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $11.5 million for the year ended December 31, 2011.  The Company had an income tax benefit of $10.8 million for the year ended December 31, 2011 related to loss before income taxes of $27.9 million.

The Company had a net loss of $11.4 million for the year ended December 31, 2010.  Total revenue, cost of revenues and gross profit were $41.5 million, $35.4 million and $6.1 million, respectively, for the year ended December 31, 2010. Selling, general, administrative and other expenses of $13.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $7.2 million for the year ended December 31, 2010.  The Company had an income tax benefit of $3.5 million for the year ended December 31, 2010 related to loss before income taxes of $14.9 million.

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

	Year Ended December 31,
	2011	2010	2009

Revenues	$89,584,979	$41,531,460	$52,084,392
Cost of revenues	76,487,741	35,403,917	32,900,942
Gross profit	13,097,238	6,127,543	19,183,450
Selling, general, administrative and other operating expenses	29,873,990	13,919,489	11,329,156
Income (loss) from operations	(16,776,752)	(7,791,946)	7,854,294
Other income (expense), net	(11,145,897)	(7,139,642)	(6,681,097)
Income (loss) before income taxes	(27,922,649)	(14,931,588)	1,173,197
Provision (benefit) for income taxes	(10,775,749)	(3,523,102)	(22,609)
Net income (loss)	$(17,146,900)	$(11,408,486)	$1,195,806

Business Segments

Historically, prior to the acquisition of our Coast Crane subsidiary in November 2010, the Company had only one operating segment. As a result of the acquisition of Coast Crane, the Company now provides services that it had not in the past, including equipment distribution and parts and service to third parties not renting the Company’s equipment. We have identified three reportable segments: equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance. Information provided below for the year ended December 31, 2010 has been restated to reflect the reclassification of results of operations on a reportable segment basis as a result of the change in the structure of the internal organization in 2011 as a result of the acquisition of Coast Crane’s assets in November 2010.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

Revenue for the year ended December 31, 2011 was $89.6 million, a 115.7% increase compared to revenue of $41.5 million for the year ended December 31, 2010.  The increase in total revenues primarily relates to revenues generated by our Coast Crane subsidiary acquired in November 2010. The following table provides a summary of the Company’s revenues by operating segment:

	Year Ended December 31,
	2011	2010

Segment revenues
Equipment rentals	$58,859,497	$38,286,314
Equipment distribution	14,206,479	1,238,722
Parts and service	16,519,003	2,006,424

Total revenues	$89,584,979	$41,531,460

Equipment rental segment revenues, which represents 65.7% of total revenues, was $58.9 million for the year ended December 31, 2011, a 53.7% increase from $38.3 million for the year ended December 31, 2010. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 46.8% of total revenues, was $42.0 million for the year ended December 31, 2011, a 67.5% increase from $25.0 million for the year ended December 31, 2010. This increase primarily relates to an increase in equipment rental revenue generated by our Coast Crane subsidiary acquired in November 2010 of $18.1 million, which offset a decline in equipment rental revenue of $1.2 million at our Essex Crane subsidiary. Transportation revenue also increased $0.6 million for year ended December 31, 2011 as compared to the comparable period in 2010. Utilization for crawler cranes, as measured on a “days” basis, increased to 39.8% for the year ended December 31, 2011 compared to 37.5% for the prior year. There was also a slight decrease in average crawler crane rental rate of 3.7% to $15,781 (per crane per rental month) for the year ended December 31, 2011 from $16,391 for the year ended December 31, 2010. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Used rental equipment sales revenue was $6.5 million for the year ended December 31, 2011; a $2.3 million or 53.3% increase compared to the year ended December 31, 2010. The increase was related to an increase in used rental equipment sales by our Coast Crane subsidiary acquired in November 2010 of $4.3 million. The Company has redeployed proceeds from used rental equipment sales to purchase new rental equipment assets to rebalance its fleet. During the year ended December 31, 2011, the Company sold fifty-nine pieces of used rental equipment. During both periods, the market provided opportunities to sell lower utilized units with lower rental rates that represented excess capacity. During the year ended December 31, 2011, the Company purchased sixty-seven pieces of rental equipment, comprised of thirty-one rough terrain cranes, three crawler cranes, eleven boom trucks, one scissor lift, eight elevator lifts, and thirteen trucks that will later be converted into boom trucks.

Equipment distribution segment revenue, which represents 15.9% of total revenue was $14.2 million for the year ended December 31, 2011, a $13.0 million increase as compared to the year ended December 31, 2010, and relates to equipment distribution revenue earned by our Coast Crane subsidiary acquired in November 2010. We did not generate revenue in our equipment distribution segment prior to the Coast Acquisition.

Parts and service segment revenue, which represents 18.4% of total revenue, was $16.5 million for the year ended December 31, 2011, a $14.5 million increase as compared to the year ended December 31, 2010, and relates to parts and service revenues from our Coast Crane subsidiary acquired in November 2010. We did not generate revenue in our parts and service segment prior to the Coast Acquisition.

Gross Profit

Gross Profit for the year ended December 31, 2011 was $13.1 million, a 113.7% increase from gross profit of $6.1 million for the year ended December 31, 2010. Gross profit margin was 14.6% and 14.8% for the years ended December 31, 2011 and 2010, respectively.  The increase in gross profit relates primarily to gross profit earned by our Coast Crane subsidiary acquired in November 2010. The following table provides a summary of the Company’s gross profit by operating segment:

	Year Ended December 31,
	2011	2010	2009
Segment gross profit
Equipment rentals	$8,470,103	$5,250,723	$19,183,450
Equipment distribution	1,607,733	170,019	-
Parts and service	3,019,402	706,801	-

Total gross profit	$13,097,238	$6,127,543	$19,183,450

Equipment rentals segment gross profit of $8.5 million for the year ended December 31, 2011 increased $3.2 million or 61.3% as compared to the year ended December 31, 2010. This increase in equipment rentals gross profit was due to gross profit earned by our Coast Crane subsidiary acquired in November 2010. Gain on the sale of used rental equipment increased to $1.1 million (16.3% margin) for the year ended December 31, 2011 from $0.7 million (16.5% margin) for the year ended December 31, 2010.

Equipment distribution segment gross profit for the year ended December 31, 2011 was $1.6 million, a $1.4 million increase as compared to the year ended December 31, 2010, and relates to equipment distribution gross profit earned by our Coast Crane subsidiary acquired in November 2010. We did not derive gross profit from our equipment distribution segment prior to the Coast Acquisition.

Parts and service segment gross profit for the year ended December 31, 2011 was $3.0 million, a $2.3 million increase as compared to the year ended December 31, 2010, and relates to parts and service gross profit earned by our Coast Crane subsidiary acquired in November 2010. We did not derive gross profit from our parts and service segment prior to the Coast Acquisition.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the year ended December 31, 2011 were $29.9 million, a $16.0 million or 114.6% increase from $13.9 million for the year ended December 31, 2010. The increase was related primarily to an increase in selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $15.1 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. In 2010, selling, general, and administrative expenses also included approximately $1.2 million of acquisition related expenses. Selling, general and administrative expenses include $2.0 million and $1.1 million of non-cash stock based compensation expense for the years ended December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010
SELLING, GENERAL, ADMINISTRATIVE AND OTHER OPERATING EXPENSES

Selling, general and administrative	$28,535,612	$12,964,887
Other depreciation and amortization	1,338,378	954,602
Total selling, general, administrative and other operating expenses	$29,873,990	$13,919,489

Interest expense increased 58.9% to $11.5 million for the year ended December 31, 2011 from $7.2 million for the year ended December 31, 2010. The increase in interest expense was related primarily to interest expense incurred on additional borrowings under existing facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.

	Year Ended December 31,
	2011	2010
OTHER INCOME (EXPENSES), NET

Other income (expense)	$316,492	$72,278
Interest expense	(11,455,390)	(7,209,449)
Foreign exchange loss	(6,999)	(2,471)
Total other income (expenses), net	$(11,145,897)	$(7,139,642)

Income tax benefit was $10.8 million for the year ended December 31, 2011 compared to a $3.5 million benefit for the year ended December 31, 2010.  The increase in income tax benefit is primarily due to an increase in the pre-tax loss. The effective tax rates were 38.6% and 23.6% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment resulting from the Coast Acquisition.

The Company’s effective tax rate for the year ended December 31, 2011 was higher than the statutory tax rate primarily due to state and local taxes. The Company’s effective tax rate for the year ended December 31, 2010 was lower than the statutory tax rate primarily due to state and local taxes. The lower effective tax rate in 2010 related to the tax expenses related to an increase in state deferred tax rates at Essex Crane as a result of the acquisition of Coast Crane and an additional state NOL valuation allowance, which were partially offset by the reduction in unrecognized benefit associated with the effective settlement of uncertain tax positions. The Essex Crane state deferred tax rates increased in 2010 due to an increase in apportionment into higher tax states which Coast Crane operates due to unitary filing requirements.

Essex had 273 full-time employees as of December 31, 2011 compared to 276 full-time employees at December 31, 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

Prior to the acquisition of Coast Crane in November 2010, the Company had only one operating segment related to equipment rentals. The following information is presented using the single segment presentation used in prior years.

	Year Ended December 31,
	2010	2009

Revenues	$41,531,460	$52,084,392
Cost of revenues	35,403,917	32,900,942
Gross profit	6,127,543	19,183,450
Selling, general, administrative and other operating expenses	13,919,489	11,329,156
Income (loss) from operations	(7,791,946)	7,854,294
Other income (expense), net	(7,139,642)	(6,681,097)
Income (loss) before income taxes	(14,931,588)	1,173,197
Provision (benefit) for income taxes	(3,523,102)	(22,609)
Net income (loss)	$(11,408,486)	$1,195,806

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

	Year Ended December 31,
	2010	2009
REVENUES
Equipment rentals	$25,049,779	$34,556,696
New equipment sales	1,238,722	-
Used rental equipment sales	4,255,761	6,478,197
Retail part sales	1,184,042	-
Transportation	4,766,328	4,909,346
Equipment repairs and maintenance	5,036,828	6,140,153
Total revenues	$41,531,460	$52,084,392

Revenues for the year ended December 31, 2010 were $41.5 million, a 20.3% decrease compared to revenues of $52.1 million for the year ended December 31, 2009.   Revenue was comprised of the following components:

Equipment rentals revenues, which represented 60.3% of total revenues, was $25.0 million for the year ended December 31, 2010, a 27.5% decrease from $34.6 million for the year ended December 31, 2009. This decrease was first driven by a decrease in crane utilization to 37.5% under the “days” method (or 41.3% if calculated using the “hits” method) for the year ended December 31, 2010 from 43.6% under the “days” method (or 48.2% if calculated using the “hits” method) for the year ended December 31, 2009. The decrease in utilization was a result of excess market supply of rental equipment compared to the demand brought on by the weakened economy and a difficult commercial credit environment. Second, the Company also experienced the associated decrease in the average crawler crane rental rate of 22.2% to $16,391 (per crane per rental month) for the year ended December 31, 2010 relative to $21,081 for the year ended December 31, 2009. The decrease in the average rental rate is due to the expiration of rental agreements executed at higher rental rates in the prior years.

•	New equipment sales revenues, which represented 3.0% of total revenues, was $1.2 million for the year ended December 31, 2010 and relates to new equipment sales by our Coast Crane subsidiary acquired in November 2010.

•	Used rental equipment sales revenues, which represented 10.2% of total revenues, were $4.3 million for the year ended December 31, 2010, a 34.3% decrease from $6.5 million for the year ended December 31, 2009. These used equipment sales have presented Essex Crane with opportunities to further enhance its combination of cranes and attachments by providing an additional cash flow source for purchasing additional new rental equipment. Five lower lifting capacity crawler cranes and attachments were sold for the year ended December 31, 2010 which was a decrease from thirteen for the year ended December 31, 2009. In both periods the market presented opportunities to sell a number of the lower utilization units which have lower rental rates, and Essex Crane reinvested the proceeds of such sales into a smaller number of larger cranes and attachments which yield higher utilization rates and higher relative rental rates on the capital costs and enable Essex Crane to improve the strategic position of its rental fleet for the future. The average lifting capacity of five cranes sold was 197 tons and 158 tons for the years ended December 31, 2010 and 2009, respectively, compared to 440 tons and 256 tons for cranes purchased during the same periods, respectively. Cranes sold during the year ended December 31, 2010 were sold at an average price in excess of 120% of Orderly Liquidation Value (“OLV”). OLV is determined for collateral measurement purposes by an independent appraiser on behalf of the lead lender for the Company’s asset based revolving credit facility;

•	Retail part sales revenues, which represented 2.9% of total revenue, were $1.2 million for the year ended December 31, 2010 and relates to retail part sales from our Coast Crane subsidiary acquired in November 2010.

•	Transportation revenues, which represented 11.5% of total revenues were $4.8 million for the year ended December 31, 2010, a 2.9% decrease from $4.9 million for the year ended December 31, 2009. This decrease is primarily a result of lower average crane rental utilization and was impacted by the combination of cranes and attachments rented and the specific distances that equipment had to move for various rentals; and

•	Equipment repairs and maintenance revenues (including rigging and other services), which represented 12.1% of total revenue, were $5.0 million for the year ended December 31, 2010, an 18.0% decrease from $6.1 million for the year ended December 31, 2009. This decrease is attributed to a lower demand for repairs, maintenance and other services resulting from lower average crane rental utilization.

	Year Ended December 31,
	2010	2009
COST OF REVENUES

Salaries, payroll taxes and benefits	$5,905,279	$6,006,715
Depreciation expense	12,723,951	11,210,472
Cost of new equipment sold	994,119	-
Book value of equipment sold	3,551,891	5,584,784
Cost of retail parts sold	775,338	-
Transportation	4,236,326	3,743,595
Equipment repairs and maintenance	5,833,945	4,873,005
Yard operating expenses	1,383,068	1,482,371
Total cost of revenues	$35,403,917	$32,900,942

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

	Year Ended December 31,
	2010	2009
OTHER INCOME (EXPENSES), NET

Other income (expense)	$72,278	$643
Interest expense	(7,209,449)	(6,681,740)
Foreign exchange loss	(2,471)	-
Total other income (expenses), net	$(7,139,642)	$(6,681,097)

Interest expense of $7.2 million for the year ended December 31, 2010 increased by $0.5 million or 7.9% from $6.7 million primarily due to an increase in the balance of debt outstanding as a result of the Coast Crane acquisition in November 2010.

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

Essex had 276 full-time employees as of December 31, 2010 compared to 111 full-time employees at December 31, 2009. The increase in the number of employees is due to the acquisition of Coast Crane in November 2010.

Liquidity and Capital Resources

The Company has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry. However, the Company’s significantly lower net cash flows from operations for the year ended December 31, 2011 are due primarily to a net loss of $17.1 million and a decrease in deferred taxes. Combined net cash flows provided by operating activities of the Company for all three years presented were approximately $10.7 million. As of December 31, 2011, the Company had total debt obligations outstanding of approximately $229.6 million and had an additional $39.3 million available on our revolving credit facilities. We believe that this availability for Essex Crane and Coast Crane along with $9.0 million in cash, will provide sufficient liquidity through October 2013 and November 2014, respectively.  We believe that the sources of cash from operations and the revolving credit facility should adequately fund the investment needs of the business for the foreseeable future.

Our Essex Crane subsidiary has a $100.0 million interest rate swap agreement in place that locks this portion of its debt based upon LIBOR of 2.71% plus 225 basis points.  Our Coast Crane subsidiary has three interest rate swap agreements in place with an aggregate notional amount of $21.0 million that locks this portion of its debt based upon a fixed rate of 5.62%. The weighted average interest rate on all debt obligations outstanding as of December 31, 2011 including the impact of the interest rate swaps was 5.09%

Cash Flow from Operating Activities

The Company’s cash provided by operating activities for the year ended December 31, 2011 was $1.0 million. This was primarily the result of net loss of $17.1 million, which, when adjusted for non-cash expense items, such as depreciation and amortization of $23.2 million, amortization of promissory note discount of $0.1 million, gains on the sale of rental equipment of $1.1 million, deferred income taxes of $10.6 million, change in fair value of interest rate swap of $1.0 million and stock-based compensation expense of $2.0 million, provided negative cash flows of approximately $4.5 million. The cash flows from operating activities were increased by a $1.2 million decrease in accounts receivable, a $1.1 million decrease in prepaid expenses and other assets, a $4.2 million decrease in retail equipment inventory, a $0.5 million decrease in spare parts inventory and a $0.8 million increase in accounts payable and accrued expenses. These cash flow increases were partially offset by a $0.2 million decrease in unearned revenue and a $2.2 million reduction in customer deposits.

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

Cash Flow from Investing Activities

For the year ended December 31, 2011, cash used in investing activities was approximately $19.7 million. This was primarily the result of purchases of rental equipment of $23.8 million (excluding the $1.0 million of equipment purchases made directly through short-term obligations), purchases of property and equipment of $1.3 million and $1.2 million as a result of an increase in accounts receivable from rental equipment sales. These investing activity uses of cash were partially offset by $6.5 million in proceeds received for the sale of rental equipment.

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

Cash flow from financing activities

Cash provided by financing activities was approximately $24.3 million for the year ended December 31, 2011. This is primarily due to proceeds received from the exercise of warrants to acquire shares of common stock of $19.8 million and net proceeds received under debt obligations of $4.9 million. Total borrowings for the year under the revolving credit facilities were $100.3 million and total payments on the revolving credit facilities were $93.2 million. The Company also used approximately $2.3 million to make scheduled principal payments and repay in full a portion of its purchase money security interest debt using proceeds from drawing the on the revolving credit facilities discussed above. The Company also paid approximately $0.3 million for deferred loan costs related to the Coast Crane revolving credit facility during the year ended December 31, 2011.

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

Revolving Credit Facilities

The following information discusses significant events during the years ended December 31, 2011 and 2010 that relate to Essex Crane’s revolving credit facility and the Coast Crane credit facility entered into in conjunction with the Coast Acquisition.  Also see Note 7 to the consolidated financial statements for further information related to our credit facilities.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its asset-based senior secured revolving line of credit facility, which permits it to borrow up to $190.0 million.  Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The revolving credit facility is scheduled to mature in October 2013 and is collateralized by a first lien security interest in substantially all of Essex Crane’s assets.

The maximum amount that could be borrowed under the Essex Crane revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $187.8 million at December 31, 2011, which was limited by the eligible borrowing base.  The Company’s available borrowing under the revolving credit facility was $30.0 million at December 31, 2011. As of December 31, 2011 and for the year then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $30.0 million comfortably exceeded the threshold at December 31, 2011. Additionally, the Company had $3.6 million of collateral in excess of the $190.0 million limit as of December 31, 2011. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Coast Crane Revolving Credit Facility

In conjunction with the Coast Acquisition on November 24, 2010, our Coast Crane subsidiary entered into a secured revolving credit facility, which permits it to borrow up to $75.0 million.   Coast Crane may borrow, repay and reborrow up to an amount equal to the sum of (a) 85% of eligible Coast accounts, (b) the lesser of 50% of eligible Coast inventory and $5 million, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost of eligible new equipment inventory and (ii) $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve. The revolving credit facility is scheduled to mature in November 2014 and is collateralized by a first security interest in substantially all of the Coast Crane’s assets.

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended to include Coast Crane Ltd. as a party to the credit facility. The amendment permits Coast Crane and Coast Crane to include its and Coast Crane Ltd.’s equipment, including equipment located in Canada, in the borrowing base calculation, which was previously prohibited. As amended, Coast Crane Ltd. is also permitted to borrow up to $10.0 million under the Coast Crane credit facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended agreement is collateralized by a first security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. All other terms of the of the November 24, 2010 agreement remain in effect.

The maximum amount that could be borrowed under the Coast Crane revolving credit facility, net of letters of credit and other reserves was approximately $75.0 million at December 31, 2011.  The Company’s available borrowing under the revolving credit facility is $9.3 million at December 31, 2011. As of December 31, 2011 and for the year then ended, the Company was in compliance with its covenants and other provisions of the revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio do not become active unless the available borrowing falls below the $8.0 million threshold.  The Company’s available borrowing base of approximately $9.3 million exceeded the threshold at December 31, 2011. Additionally, the Company had $2.2 million of collateral in excess of the $75.0 million as of December 31, 2011. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Our management believes that cash generated from operations, together with amounts available under the revolving credit facilities and cash on hand of $9.0 million, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Additionally, our Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility allow us to hold up to $20.0 million and $15.0 million, respectively, of other purchase money security interest debt outside of our current credit facilities. Substantially all of our rental equipment and all its other assets are subject to liens under its revolving credit facilities. There is potential that none of such assets may be available to satisfy the claims of its general creditors. Our future financial and operating performance, ability to service or refinance its debt and ability to comply with covenants and restrictions contained in its debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control.

Coast Crane Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, including all of the outstanding shares of capital stock of Coast Crane, Ltd., the Company assumed the obligation sunder a Canadian Revolving Credit Facility. The principal amount of $1.5 million related to the Canadian Revolving Credit Facility was repaid in full and terminated in November 2011 in conjunction with the amendment to the Coast Crane Revolving Credit facility discussed above.

Other Long-term Debt Obligations

In November 2010, the we entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of our assumption of such indebtedness, to exchange such indebtedness for promissory notes issued by the Essex in the aggregate principal amount of $5,227,000. As additional consideration under the agreement, we agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof reasonable to purchase up to 90,000 shares of our common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction.

We acquired amortizing purchase money security interest debt of $3.8 million in November 2010 in conjunction with the Coast Acquisition. As of December 31, 2011 the purchase money security interest debt consists of the financing of five remaining pieces of equipment. As the loans are amortizing, approximately $0.7 million of the total $2.5 million in principal payments are due prior to December 31, 2012 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2011. Monthly principal and interest payments are required through the various maturity dates ranging from September 2015.

Capitalized Expenditures

Our capitalization criteria is to capitalize costs in the period they are incurred related to projects with total costs in excess of $20,000 when the projects extend the useful lives or enhance the crane’s capabilities. These capital projects are depreciated using the straight line method over an estimated useful life of 7 years. Individual rental equipment items and property, plant and equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful life of the respective item purchased.

The following table provides quantitative information regarding the amount and types of costs capitalized during 2011 and 2010:

	For the years Ended December 31,
	2011	2010
Purchases of rental equipment	$23,730,914	$2,632,831
Costs to prepare cranes for sale	80,114	170,036
Purchases of property, plant & equipment	161,117	54,844
Capitalized crane repair costs	257,807	755,461
Capitalized internally developed software costs	852,070	201,880

Total capitalized expenditures	$25,082,022	$3,815,052

During the years ended December 31, 2011 and 2010, we expensed repair and maintenance costs of approximately $12.4 million and $5.8 million, respectively. We expect to capitalize costs of approximately $8.8 million during the year ended December 31, 2012. Approximately $6.6 million of the total is for the purchase of rental equipment, a portion of which will be funded from proceeds from the sales of older and lighter lifting rental equipment.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Revolving Credit Facilities
Principal	-	222,088,941	-	-	$222,088,941
Interest (a)	10,987,835	14,070,323	-	-	25,058,158

Other debt obligations
Principal	673,403	6,381,547	505,053	-	7,560,003
Interest	614,140	619,051	9,546	-	1,242,737

Operating Leases:
Minimum lease payments	1,851,438	2,116,763	637,575	-	4,605,776

Other long-term liabilities:
Capital lease obligations, including interest	7,692	3,205	-	-	10,897

Total	$14,134,508	$245,279,830	$1,152,174	$-	$260,566,512

(a) Amounts include interest expected to be incurred on the Company's revolving credit facility based on the amount outstanding as of December 31, 2011. The weighted average interest rate as of December 31, 2011 of 4.95%, which includes the impact of the Company's interest rate swap, is assumed to be in effect through the maturity date of the revolving credit facilities.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in Note 2 to our 2011 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, rental equipment, impairment of goodwill and long-lived assets, derivative financial instruments and income taxes.

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

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight line basis over the rental period specified in the associated equipment rental agreement. Rental contract terms span several months or longer. Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Repair service revenue is recognized when the service is provided. Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex Crane service center, storage yard or next customer location. New and used rental equipment and part sales are recognized upon acceptance by the customer and delivery has occurred.

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

Business Combinations

Acquisition of Coast Crane’s Assets

On November 12, 2010, the United States Bankruptcy Court for the Western District of Washington approved an Asset Purchase Agreement (the "Coast Crane Purchase Agreement") between CC Bidding, an indirect wholly-owned subsidiary of the Company, and Coast Liquidating Co., a Delaware corporation, pursuant to which CC Bidding agreed to purchase substantially all of the assets, including 100% of the outstanding shares of capital stock of Coast Crane Ltd., and assume certain liabilities of Coast Liquidating Co. Coast Liquidating Co., a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States, filed a voluntary petition for relief under the United States Bankruptcy Code on September 22, 2010 (Case Number 10-21229). The Coast Acquisition was completed on November 24, 2010.

The primary reasons for Coast Acquisition are as follows:

•	Broaden our product offerings to encourage customers to utilize our expanded product offerings for their heavy lifting construction equipment needs with an ability to leverage customer relationships between the operating subsidiaries while providing for cross selling opportunities;

•	Extend our geographic footprint to the Western and Northwestern U.S., Alaska, Hawaii, Guam and the South Pacific;

•	Provide new revenue streams from the distribution of new and used equipment, and providing after-market support and parts and service. This diversification results in a broader mix revenue streams, which we believe allow for more consistent earnings through economic cycles; and

•	Provide an opportunity for us to obtain a significant pool of rental equipment assets in one transaction as well as a highly trained workforce with significant construction equipment expertise.

The components of the total consideration transferred of $103.2 million by CC Bidding for the purchase of Coast Liquidating Co.’s assets as shown below. This includes settlement of certain liabilities in accordance with requirements under the bankruptcy proceedings.

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

The methodology in allocating the total consideration transferred to acquire the assets of Coast Liquidating Co. of $103.2 million, to the assets acquired and liabilities assumed is described below as follows:

•	The book value of other current assets, accounts payable and accrued liabilities were determined to approximate their fair value due to their short term nature;

•	Accounts receivables were recorded at their estimated fair values based on expected collectability. The gross contractual receivables of accounts and other receivables as of the date of acquisition were approximately $9.0 million. Managements best estimate of the gross accounts receivable not expected to be collected is $0.9 million;

•	Management estimated the fair value of new and used equipment inventory based on recent sales prices, values of similar rental equipment assets and published market values;

•	An experienced and qualified third party assisted in the valuation of Coast Liquidating Co.’s rental equipment and titled vehicles included in property and equipment using the cost and market approaches based in part on assumptions provided by management;

•	An experienced and qualified third party assisted in the valuation of intangible assets including customer relationship intangible and trademark and spare parts inventory using the income approach based in part on assumptions provided by management; and

•	The remaining excess purchase price paid over the net assets acquired was recorded as goodwill all of which will be deductible for tax purposes over a 15 year period. Goodwill includes the value of the assembled workforce and synergies created through the Coast Acquisition.

The following table contains the amounts of revenues and earnings of Coast Crane included in the accompanying consolidated statement of operations for the year ended December 31, 2010:

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

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions.  The Company is subject to U.S. federal or state income tax examinations for years 2008 through 2011 and Coast Crane Ltd is subject to Canadian income tax examinations for the tax years 2006 through 2011.

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

At December 31, 2011, the Company had unused U.S. federal net operating loss carry-forwards totaling approximately $113.6 million that begin expiring in 2021. At December 31, 2011, the Company also had unused state net operating loss carry-forwards totaling approximately $61.6 million that expire between 2012 and 2031.

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

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of December 31, 2011 for which we have an interest rate swaps to effectively fix the interest rate at 4.96% on $100.0 million of the $157.8 million of outstanding borrowings under Essex Crane’s senior secured credit facility and three undesignated interest rate swaps to effectively fix the interest rate at 5.62% on $21.0 million of the $64.3 million of outstanding borrowings under Coast Crane’s senior secured credit facility. The weighted average interest rate in effect on all of the Company’s borrowings at December 31, 2011 was 3.55% excluding the impact of the interest rate swaps and 5.09% taking into consideration the swaps. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swaps at December 31, 2011 would increase our interest expense by approximately $0.7 million on an annualized basis.

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

The fair value of the Company’s total debt outstanding as of December 31, 2011 was $223.6 million, excluding the impact of our interest rate swaps. If market rates of interest increased 50 basis points due to a change in the applicable margin rate of interest (a 12.5% increase from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $223.2 million. If market rates of interest decreased 50 basis points due to a change in the applicable margin rate of interest (a 12.5% decrease from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $224.2 million.

The Company’s interest rate swaps had a liability fair value of approximately $2.5 million as of December 31, 2011. If market rates of interest permanently increased by 50 basis points, the fair value of the Company’s interest rate swap would result in a $2.1 million liability. If market rates of interest permanently decreased by 50 basis points, the fair value of the Company’s interest rate swap would be a $3.0 million liability.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting has been audited as of December 31, 2011 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the SEC on or before April 30, 2012.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides certain information, as of December 31, 2011, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plans, the 2011 Long-Term Incentive Plan and the Hyde Park Acquisition Corp. 2008 Long-Term Incentive Plan.

	Number of Securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under equity
Plan Category	warrants and rights	rights	compensation plans

Equity compensation plans approved by stockholders	1,474,719	$5.45	1,393,439

Equity plans not approved by stockholders	-	-	-

Total	1,474,719	$5.45	1,393,439

(1)  During the year ended December 31, 2011, the Company issued 166,943 restricted shares to certain employees of the Company under the Company’s 2008 Long Term Incentive Plan. The Company also granted stock options to management that can be converted to 423,750 shares upon conclusion of the vesting period.

The additional information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2012.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to consolidated financial statements

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC, and the Members of Essex Holdings LLC signatory thereto. (1)

2.2	Amendment No. 1 to Purchase Agreement, dated May 9, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.3	Amendment No. 2 to Purchase Agreement, dated August 14, 2008, among Hyde Park Acquisition Corp., Essex Holdings LLC, KCP Services LLC and the Members of Holdings signatory thereto. (1)

2.4	Asset Purchase Agreement, dated as of November 24, 2010, between CC Bidding Corp. and Coast Crane Company (6)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Amended and Restated Bylaws of the Corporation, effective as of September 28, 2007. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option to be granted to Representative. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

4.6	Form of Warrant Agreement between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company), (7)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy. (3)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Edward Levy. (3)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (3)

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.6	Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (3)

10.7	Form of Promissory Note, dated as of August 21, 2006, issued to each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.8	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Laurence S. Levy, Edward Levy and Isaac Kier. (3)

10.10	Lock-up Agreement, dated October 31, 2008, between Registrant and Ronald Schad. (4)

10.11	Lock-up Agreement, dated October 31, 2008, between Registrant and Martin Kroll. (4)

10.12	Lock-up Agreement, dated October 31, 2008, between Registrant and William O’Rourke. (4)

10.13	Lock-up Agreement, dated October 31, 2008, between Registrant and William Erwin. (4)

10.14	Escrow Agreement, dated October 31, 2008, among Registrant, KCP Services LLC and Key Bank National Association. (4)

10.15	Compliance Agreement, dated October 31, 2008, among Registrant, Essex Holdings LLC, KCP Services LLC, Essex Crane Rental Corp. and the members of Essex Holdings LLC. (4)

10.16	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Ronald Schad. (4)

10.17	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and Martin Kroll. (4)

10.18	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William O’Rourke. (4)

10.19	Employment Agreement, dated October 31, 2008, among Registrant, Essex Crane Rental Corp. and William Erwin. (4)

10.20	Amended and Restated Limited Liability Company Agreement of Essex Holdings LLC, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

10.21	Registration Rights Agreement, dated October 31, 2008, among Registrant, Ronald Schad, Martin Kroll, William O’Rourke and William Erwin. (4)

10.22	Second Amended and Restated Loan and Security Agreement, dated March 6, 2008, among Essex Crane Rental Corp., Essex Holdings LLC, Textron Financial Corporation, National City Business Credit, Inc., Sovereign Bank, Wachovia Capital Finance Corporation (Central), Wachovia Capital Markets, LLC and the Financial Institutions named therein. (1)

10.23	Hyde Park Acquisition Corp. 2008 Long Term Incentive Plan (1)

10.24	Form of Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and each of Calm Waters Partnership, Matthew Campbell, Daeg Partners, LP, Equitable Holding Corp. and KC Gamma Opportunity Fund, LP (together with T. Rowe Price Small-Cap Value Fund, the “Private Placement Investors”). (7)

10.25	Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and T. Rowe Price Small-Cap Value Fund. (7)

10.26	Form of Registration Rights Agreement, dated November 24, 2010, between Essex Rental Corp. and each Private Placement Investor. (7)

10.27	Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 14, 2011, by and among Coast Crane Company, Coast Crane Ltd., CC Acquisition Holding Corp., General Electric Capital Corporation, as Agent for the several financial institutions from time to time party to the Credit Agreement and for itself as a lender, PNC Bank National Association and Wells Fargo Bank, National Association, as lenders, and the other persons party thereto that are designated as Credit Parties thereunder. (8)

10.28	Agreement, dated November 5, 2010, between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company). (7)

10.29	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

10.30	Form of Promissory Notes issued to the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company) in the aggregate principal amount of $5,227,000. (7)

10.31	Registration Rights Agreement, dated December 22, 2010, amount Essex Rental Corp., Kirtland Capital Company III LLC and Kirtland Capital Partners III L.P. (7)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant (7)

23.1	Consent of Grant Thornton LLP (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

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

(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2011.

(*) Filed herewith.

(**) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Essex Rental Corp.

We have audited the accompanying consolidated balance sheets of Essex Rental Corp. (a Delaware corporation) and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essex Rental Corp. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Chicago, Illinois

March 14, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Essex Rental Corp.

We have audited Essex Rental Corp. (a Delaware Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Rental Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on Essex Rental Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Essex Rental Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Rental Corp. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Chicago, Illinois

March 14, 2012

ESSEX RENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,030,383	$3,474,314
Accounts receivable, net of allowances	14,311,343	12,801,772
Other receivables	2,712,353	4,223,435
Deferred tax assets	3,478,114	2,402,709
Inventory
Retail equipment inventory	2,212,530	5,386,074
Retail spare parts, net	1,506,680	1,882,003
Prepaid expenses and other assets	1,944,068	3,069,976
TOTAL CURRENT ASSETS	35,195,471	33,240,283

Rental equipment, net	328,955,023	330,378,792
Property and equipment, net	7,876,432	8,727,456
Spare parts inventory, net	3,380,090	3,540,360
Identifiable finite lived intangibles, net	1,893,920	3,143,063
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,803,167	2,220,878

TOTAL ASSETS	$380,900,229	$383,046,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,893,500	$2,810,672
Accrued employee compensation and benefits	1,750,956	1,482,747
Accrued taxes	3,592,912	4,504,765
Accrued interest	833,642	436,947
Accrued other expenses	830,295	1,836,246
Unearned rental revenue	1,106,781	1,272,847
Customer deposits	142,581	2,320,007
Short-term debt obligations	673,403	783,243
Interest rate swaps	2,470,779	-
Current portion of capital lease obligation	7,199	6,718
TOTAL CURRENT LIABILITIES	16,302,048	15,454,192

LONG-TERM LIABILITIES
Revolving credit facilities	222,088,941	214,959,971
Promissory notes	5,034,741	4,938,611
Other long-term debt obligations	1,851,859	2,982,920
Deferred tax liabilities	51,650,482	61,124,038
Interest rate swaps	-	5,266,586
Capital lease obligation	3,150	10,349
TOTAL LONG-TERM LIABILITIES	280,629,173	289,282,475

TOTAL LIABILITIES	296,931,221	304,736,667

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,428,092 shares at December 31, 2011 and 20,472,489 shares at December 31, 2010	2,443	2,047
Paid in capital	122,815,398	101,052,367
Accumulated deficit	(37,577,983)	(20,431,083)
Accumulated other comprehensive loss, net of tax	(1,270,850)	(2,313,040)
TOTAL STOCKHOLDERS' EQUITY	83,969,008	78,310,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$380,900,229	$383,046,958

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
REVENUES
Equipment rentals	$41,970,190	$25,049,779	$34,556,696
Retail equipment sales	14,206,479	1,238,722	-
Used rental equipment sales	6,523,789	4,255,761	6,478,197
Retail parts sales	9,834,844	1,184,042	-
Transportation	5,413,609	4,766,328	4,909,346
Equipment repairs and maintenance	11,636,068	5,036,828	6,140,153

TOTAL REVENUES	89,584,979	41,531,460	52,084,392

COST OF REVENUES
Salaries, payroll taxes and benefits	10,635,150	5,905,279	6,006,715
Depreciation	21,146,477	12,723,951	11,210,472
Retail equipment sales	11,878,546	994,119	-
Used rental equipment sales	5,462,818	3,551,891	5,584,784
Retail parts sales	7,230,864	775,338	-
Transportation	5,081,504	4,236,326	3,743,595
Equipment repairs and maintenance	12,452,736	5,833,945	4,873,005
Yard operating expenses	2,599,646	1,383,068	1,482,371

TOTAL COST OF REVENUES	76,487,741	35,403,917	32,900,942

GROSS PROFIT	13,097,238	6,127,543	19,183,450

Selling, general and administrative expenses	28,535,612	12,964,887	10,547,405
Other depreciation and amortization	1,338,378	954,602	781,751

INCOME (LOSS) FROM OPERATIONS	(16,776,752)	(7,791,946)	7,854,294

OTHER INCOME (EXPENSES)
Other income	316,492	72,278	643
Interest expense	(11,455,390)	(7,209,449)	(6,681,740)
Foreign currency exchange losses	(6,999)	(2,471)	-
TOTAL OTHER INCOME (EXPENSES)	(11,145,897)	(7,139,642)	(6,681,097)

INCOME (LOSS) BEFORE INCOME TAXES	(27,992,649)	(14,931,588)	1,173,197

PROVISION (BENEFIT) FOR INCOME TAXES	(10,775,749)	(3,523,102)	(22,609)

NET INCOME (LOSS)	$(17,146,900)	$(11,408,486)	$1,195,806

Weighted average shares outstanding:
Basic	23,824,119	16,102,339	14,110,789
Diluted	23,824,119	16,102,339	15,805,191

Earnings (loss) per share:
Basic	$(0.72)	$(0.71)	$0.08
Diluted	$(0.72)	$(0.71)	$0.08

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	(Loss)

Balance - January 1, 2009	14,106,886	$1,410	$84,383,579	$(10,218,403)	$(2,120,829)	$72,045,757	$(14,037,950)

Repurchases and retirement of 323,200 warrants	-	-	(378,896)	-	-	(378,896)

Common stock issued to employees and director	17,677	2	106,213	-	-	106,215

Stock based compensation for stock options granted to executive management	-	-	478,223	-	-	478,223

Change in fair value of interest rate swap, net of tax of $427,393	-	-	-	-	690,926	690,926	690,926

Net income for the year ended December 31, 2009	-	-	-	1,195,806	-	1,195,806	1,195,806

Balance - December 31, 2009	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031	$1,886,732

Repurchases and retirement of 519,905 warrants	-	-	(853,516)	-	-	(853,516)

Exercise of warrants for common stock	473,646	47	2,368,219	-	-	2,368,266

Common stock issued - cashless warrant tender offer	2,547,558	255	(255)	-	-	-

Common stock issued to employees as compensation	23,522	2	133,505	-	-	133,507

Common stock issued for professional services	3,200	1	15,521	-	-	15,522

Common stock issued in private placement transaction	3,300,000	330	14,189,670	-	-	14,190,000

Equity issuance costs	-	-	(773,601)	-	-	(773,601)

Stock based compensation for stock options granted to executive management	-	-	1,087,305	-	-	1,087,305

Fair value of detachable warrants issued in conjunction with unsecured promissory notes	-	-	296,400	-	-	296,400

Change in fair value of interest rate swap, net of tax of $626,987 (Restated)	-	-	-	-	(892,110)	(892,110)	(892,110)

Foreign currency translation adjustments	-	-	-		8,973	8,973	8,973

Net loss for the year ended December 31, 2010	-	-	-	(11,408,486)	-	(11,408,486)	(11,408,486)

Balance - December 31, 2010	$20,472,489	$2,047	$101,052,367	$(20,431,083)	$(2,313,040)	$78,310,291	$(12,291,623)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

				Accumulated	Accumulated
			Additional	(Deficit)	Other	Total	Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Income
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	(Loss)

Balance - January 1, 2011	20,472,489	$2,047	$101,052,367	$(20,431,083)	$(2,313,040)	$78,310,291

Exercise of warrants for common stock	3,955,603	396	19,777,619	-	-	19,778,015

Stock based compensation for executive management stock options and employee restricted shares granted	-	-	1,985,412	-	-	1,985,412

Change in fair value of interest rate swap, net of tax of $690,862	-	-	-	-	1,061,781	1,061,781	1,061,781

Foreign currency translation adjustments	-	-	-	-	(19,591)	(19,591)	(19,591)

Net loss for the year ended December 31, 2011	-	-	-	(17,146,900)	-	(17,146,900)	(17,146,900)

Balance - December 31, 2011	24,428,092	$2,443	$122,815,398	$(37,577,983)	$(1,270,850)	$83,969,008	$(16,104,710)

(1) The portion of Accumulated Other Comprehensive Loss related to changes in the fair value of the Company’s designated interest rate swap was ($1,260,232), ($2,322,013) and ($1,429,903) for the years ended December 31, 2011, 2010 and 2009, respectively. The portion of Accumulated Other Comprehensive Loss related to foreign currency translation adjustments was ($19,591), $8,973 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,146,900)	$(11,408,486)	$1,195,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of tangible assets	21,854,730	13,157,670	11,331,394
Amortization of loan acquisition costs and other intangibles	1,385,523	1,035,601	1,155,744
Amortization of promissory notes discount	96,130	8,011	-
Gain on sale of rental equipment	(1,060,971)	(703,870)	(893,413)
Deferred income taxes	(10,615,361)	(1,600,049)	73,418
Share based compensation expense	1,985,412	1,220,812	584,438
Professional fees paid through issuance of common shares	-	15,522	-
Change in fair value of interest rate swaps	(1,043,164)	(159,455)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(346,571)	111,877	6,376,566
Other receivables	1,511,082	168,023	(517,030)
Prepaid expenses and other assets	1,125,908	(974,695)	30,681
Retail equipment inventory	4,187,863	182,879	-
Spare parts inventory	535,593	611,559	(279,378)
Accounts payable and accrued expenses	829,928	(8,516,276)	(2,530,691)
Unearned rental revenue	(166,066)	259,999	(1,383,109)
Customer deposits	(2,177,426)	1,160,898	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	955,710	(5,429,980)	15,144,426

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	-	(31,795,947)	-
Purchases of rental equipment	(23,811,028)	(242,020)	(17,164,399)
Purchases of property and equipment	(1,270,994)	(1,016,762)	(988,949)
Accounts receivable from rental equipment sales	(1,163,000)	107,042	(107,042)
Proceeds from sale of rental equipment	6,523,789	4,255,761	6,478,197

NET CASH USED IN INVESTING ACTIVITIES	(19,721,233)	(28,691,926)	(11,782,193)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2011	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	$100,312,623	$74,600,102	$58,100,748
Proceeds from purchase money security interest debt	-	-	2,554,637
Payments on revolving credit facilities	(93,168,798)	(43,925,681)	(63,558,968)
Payments on purchase money security interest debt	(2,253,401)	(7,796,731)	-
Payments on capital lease obligation	(7,692)	(7,692)	(4,595)
Proceeds from the issuance of common stock	-	14,190,000	-
Payment of equity issuance costs	-	(644,219)	-
Proceeds from the exercise of warrants	19,778,015	2,368,266	-
Payments to repurchase warrants	-	(853,516)	(378,896)
Payments for deferred loan costs	(340,575)	(558,339)	(14,651)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,320,172	37,372,190	(3,301,725)

Effect of exchange rate changes in cash	1,420	24,522	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,556,069	3,274,806	60,508

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,474,314	199,508	139,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,030,383	$3,474,314	$199,508

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Equity issuance fee in accrued expenses	$-	$129,382	$-
Debt issuance costs in accrued expenses	$-	$238,375	$-
Promissory notes and common stock warrants exchanged for assumed debt	$-	$5,227,000	$-
Portion of Coast Crane debt paid-off with proceeds from new Coast Crane revolving credit facility	$-	$49,551,516	$-
Assumption of other long-term debt obligations	$-	$3,831,433	$-
Revolving credit facility assumed	$-	$2,743,160	$-
Equipment obtained through capital lease	$974	$1,423	$27,931
Equipment purchased directly through short-term debt obligation	$1,012,500	$2,560,847	$2,615,977
Unrealized (gain) loss on designated derivative instruments, net of tax	$1,061,781	$892,110	$(690,926)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$11,371,426	$6,864,814	$6,338,956
Cash (received) paid for income taxes, net	$(754,266)	$23,344	$(122,435)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”) and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. (“Essex Finance”), CC Acquisition Holding Corp. (“CC Acquisition”), Coast Crane Company, formerly known as CC Bidding Corp. (“Coast Crane” or “CC Bidding”) and Coast Crane Ltd. (“Coast Crane Ltd.”), (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

The primary reasons for the Company’s acquisition of Coast Crane’s assets are as follows:

•	Broaden the Company’s product offerings to encourage customers to utilize the Company’s expanded product offerings for their heavy lifting construction equipment needs with an ability to leverage customer relationships between the operating subsidiaries while providing for cross selling opportunities;

•	Extend the Company’s geographic footprint to the Western and Northwestern U.S., Alaska, Hawaii, Guam and the South Pacific;

•	Provide new revenue streams from the distribution of new and used equipment and providing after-market support and parts and services. The diversification results in a broader mix of revenue streams, which we believe allow for more consistent earnings through economic cycles; and

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Provide an opportunity for the Company to obtain a significant pool of rental equipment assets in one transaction as well as a highly trained workforce with significant construction equipment expertise.

The components of the total consideration transferred of $103.2 million by CC Bidding for the purchase of Coast Crane’s assets are as follows. This includes settlement of certain liabilities in accordance with requirements under the bankruptcy proceedings.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The methodology in allocating the total consideration transferred to acquire the assets of Coast Liquidating Co. of $103.2 million, to the assets acquired and liabilities assumed is described below as follows: (These allocations were subject to adjustment in the twelve months following the date of acquisition based upon the discovery of information not known at the date of acquisition or refinement of estimates used in the allocation of purchase price. There were no adjustments made in the twelve months subsequent to acquisition.)

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009

Total revenues	$108,462,689	$170,396,760
Gross profit	15,273,316	36,238,357
Income (loss) from operations	(15,089,819)	4,926,509
Net loss	(18,466,728)	(7,886,905)
Basic and diluted net loss per common share	$(0.97)	$(0.45)

2.	Significant Accounting Policies

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

Change in Accounting Estimates

During the year ended December 31, 2011, the Company changed its estimate of the useful lives of certain types of rental equipment acquired as part of the Coast Acquisition in November 2010. The change in useful lives was reflected in our Quarterly Report on Form 10-Q for the period ending March 31, 2011 and was based on new information learned prior to filing that Form 10-Q. The impact of this change on gross profit and net loss for the year was an increase of approximately $0.5 million and a decrease of $0.3 million, respectively. The impact on basic and diluted loss per share was a decrease of $0.01 per share.

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

Segment Reporting

We have determined, in accordance with applicable accounting guidance regarding operating segments that we have three reportable segments. We derive our revenues from three principal business activities: (1) equipment rentals; (2) equipment distribution; and (3) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 14 to the consolidated financial statements regarding our segment information.

Revenue Recognition

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance. We generate revenue from the rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance of equipment on rent. In many instances, the Company provides some of the above services under the terms of a single customer Equipment Rental Agreement. The Company also generates revenue from the retail sale of equipment and spare parts and repair and maintenance services provided with respect to non-rental equipment.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight line basis over the rental period specified in the associated equipment rental agreement. Rental contract terms may span several months or longer. Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Repair service revenue is recognized when the service is provided. Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex Crane service center, storage yard or next customer location. New and used rental equipment and part sales are recognized upon acceptance by the customer and delivery has occurred. Revenue from repair and maintenance services provided with respect to non-rental equipment is recognized when the service is provided.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was approximately $2,916,000 and $1,742,000 as of December 31, 2011 and 2010, respectively. Bad debt expense was approximately $1,000,000, $496,000 and $600,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2011	2010

Beginning balance	$1,741,601	$1,545,295

Provision	2,937,933	1,955,198

Write-offs and recoveries	(1,763,639)	(1,758,892)

Ending balance	$2,915,895	$1,741,601

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

Inventory

Inventory is stated at the lower of cost or market.  Spare parts inventory is used to service rental equipment and is sold on a retail basis. Spare parts inventory used to support the crawler crane rental fleet is classified as a non-current asset as it is primarily used to support rental equipment repair operations.  Spare parts inventory used to service rental equipment is recorded as repairs and maintenance expense in the period the parts were issued to a repair project, or, usage is reclassified as additional cost of the rental equipment if the repair project meets certain capitalization criteria as discussed below. Equipment inventory is accounted for using the specific-identification method and retail parts and spare parts inventory are accounted for using the average cost method, which approximates the first-in, first-out method.

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the consolidated balance sheet dates. The obsolescence reserve was approximately $1,088,000 and $279,000 as of December 31, 2011 and 2010, respectively.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 5 to 30 years. In excess of 95% of the assets have a useful life greater than 15 years. Projects with costs in excess of $20,000 for equipment improvements that extend the useful lives or enhance a crane’s capabilities are capitalized in the period they are incurred and depreciated using the straight line method over an estimated useful life of 7 years. Individual rental equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful lives of the respective item purchased. During the years ended December 31, 2011 and 2010, the Company capitalized rental equipment maintenance expenditures of approximately $0.2 million and $0.8 million, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets’ estimated useful lives, which are as follows:

Buildings	30 years
Building improvements	10 years
Office equipment	3 to 7 years
Automobiles, trucks, trailers and yard equipment	4 to 5 years
Information systems equipment and software	3 years
Machinery, furniture and fixtures	4 to 7 years

Expenditures for betterments and renewals in excess of $5,000 that extend the useful lives or enhance the assets’ capabilities are capitalized and are depreciated on the straight line basis over the remaining lives of the assets.  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations. The Company capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $0.1 million and $0.8 million during the years ended December 31, 2011 and 2010, respectively.

External costs incurred by the Company to develop computer software for internal use are capitalized in accordance with applicable accounting guidance. The Company capitalized $0.8 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight line basis over their useful lives.  During 2011, the Company placed approximately $0.8 million of capitalized costs in service associated with the development of a new Enterprise Resource Planning system (“ERP system”) at Coast Crane. The ERP system implementation was completed in the second half of 2011 and is being amortized on a straight line basis over its 3 year useful life beginning in the third quarter of 2011.

Loan Acquisition Costs

Loan acquisition costs include underwriting, legal and other direct costs incurred in connection with the issuance of the Company’s debt.  These costs are capitalized and amortized using the straight line method over the remaining period of the debt, which is not materially different from the effective interest method, and included in interest expense in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles – Goodwill and Other”, we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. To determine if there is any impairment, management determined whether the fair value of the reporting unit is greater than its carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment, if any. The Company determined that there was no impairment of its goodwill as of December 31, 2011 and 2010.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-lived Assets

Long lived assets are recorded at the lower of amortized cost or fair value.  As part of an ongoing review of the valuation of long-lived assets and finite-lived intangibles, the Company assesses the carrying value of these assets if such facts and circumstances suggest that they may be impaired.  During the fourth quarter of 2011, the Company determined that the operating results of the company, declining stock price and budget shortfalls were an indication of potential impairment. As a result, the Company performed an assessment of its long-lived assets, including finite lived intangibles and rental equipment, as determined by an undiscounted cash flow analysis over the remaining future life of the assets. The Company determined that there was no impairment of its long-lived assets as of December 31, 2011. The Company determined that there were no triggering events during the years ended December 31, 2010 and 2009.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the consolidated balance sheets in accordance with applicable accounting guidance.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within the consolidated statements of stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated statements of operations in the period or periods the hedged transaction affects earnings.

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately within the consolidated statements of operations. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. No hedge ineffectiveness was recognized within the consolidated statements of operations during the years ended December 31, 2011, 2010 or 2009.

The Company assumed three interest rate swaps with a combined notional amount of $21.0 million in conjunction with its purchase of Coast Crane’s assets and did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment for economic reasons and the forecasted inherent hedge ineffectiveness that would have resulted from the differences in terms of the assumed swaps and the new revolving credit facility. As such, the derivative financial instruments assumed have been recorded at fair value in the accompanying consolidated balance sheets in short-tem liabilities with changes in the underlying fair value reported as a component of other income (expenses) in the Company’s consolidated statements of operations.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock based compensation

Stock based compensation is accounted for in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which results in compensation expense being recorded over the requisite service or vesting period based on the fair value of the share based compensation at the date of grant.

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

Recently Issued and Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance was effective on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective on January 1, 2011. This guidance has not had a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued authoritative guidance regarding the format of disclosures of comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance will be adopted for the Company’s 2012 fiscal year.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2011, the FASB issued authoritative guidance regarding the methodology used to test goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company elected not to implement this guidance for the year ended December 31, 2011 and, instead, performed the full quantitative goodwill impairment analysis.

3.	Rental Equipment

Rental equipment consists of the following:

	Year Ended December 31,
	2011	2010

Rental equipment	$372,596,764	$354,601,219
Less: accumulated depreciation	(43,641,741)	(24,222,427)

Rental equipment, net	$328,955,023	$330,378,792

Essex Rental’s depreciation expense related to rental equipment was $20,025,437, $12,322,230 and $10,821,685 for the years ended December 31, 2011, 2010 and 2009, respectively and is included in cost of revenues in the accompanying consolidated statements of operations.

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues. Future contractual minimum rental revenues as required by executed rental agreements as of December 31, 2011 are as follows:

2012	$7,793,900
2013	215,000

Total minimum rental revenue	$8,008,900

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2011	2010

Land	$2,575,000	$2,575,000
Buildings and improvements	2,557,679	2,557,695
Automobiles, trucks, trailers and yard equipment	3,358,237	3,375,376
Information Systems equipment and software	1,668,514	816,444
Office equipment	157,586	128,069
Machinery, furniture and fixtures	261,520	252,498
Construction in progress	494,285	441,659

Total property and equipment	11,072,821	10,146,741

Less: accumulated depreciation	(3,196,389)	(1,419,285)

Property and equipment, net	$7,876,432	$8,727,456

The amount of costs incurred and capitalized for projects not yet completed was $0.5 million and $0.4 million at December 31, 2011 and 2010, respectively. The Company’s depreciation expense related to property and equipment was $1,832,645, $835,440 and $509,709 for the years ended December 31, 2011, 2010 and 2009, respectively.

Depreciation expense related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

5.	Loan Acquisition Costs

The Company capitalized $203,304 of loan acquisition costs related to the modification of the Coast Crane Revolving Credit Facility, which also resulted in the termination of the Canadian Revolving Credit Facility, during the year ended December 31, 2011. The 2011 loan acquisition costs are being amortized over the remaining term of the Coast Revolving Credit Facility. Approximately $15,000 of unamortized loan acquisition costs related to the Canadian Revolving Credit Facility were charged to interest expense as the obligation was repaid in full and terminated in conjunction with the amendment to the Coast Crane Revolving Credit Facility on November 14, 2011.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loan acquisition costs consist of the following:

	Year Ended December 31,
	2011	2010

Gross carrying amount	$3,611,363	$3,312,525
Less: accumulated amortization	(1,808,196)	(1,091,647)

Loan acquisition costs, net	$1,803,167	$2,220,878

The Company’s loan acquisition costs amortized to interest expense for the years ended December 31, 2011, 2010 and 2009 were $758,750, $514,719 and $494,915, respectively.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2011 are as follows for the years ending December 31:

2012	$815,555
2013	733,069
2014	254,543

Total	$1,803,167

6.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the acquisition of Coast Crane’s assets on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

In addition, a customer relationship intangible and trademark intangible were recorded at fair value associated with the Coast acquisition and the 2008 acquisition of Holdings.  The fair value of the customer relationship intangible and trademark intangible related to Coast acquisition were $1.5 million and $0.6 million, respectively.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at December 31, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Essex Crane customer relationship intangible	$849,417	$(774,628)	$74,789
Essex Crane trademark	874,321	(793,047)	81,274
Coast Crane customer relationship intangible	1,500,000	(232,143)	1,267,857
Coast Crane trademark	600,000	(130,000)	470,000
	$3,823,738	$(1,929,818)	$1,893,920

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $309,935 and $295,680 for the years ended December 31, 2011 and 2010, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $312,435 and $300,613, for the years ended December 31, 2011 and 20010, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill.

The Company’s amortization expense associated with other intangible assets was $626,773, $520,883 and $660,829 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2011 and is subject to change based on the recognition of the tax benefit related to excess tax deductible goodwill:

2012	$398,127
2013	390,739
2014	353,796
2015	340,545
2016 and thereafter	410,713

Total	$1,893,920

7.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	December 31,		Average Interest	Maturity
	2011	2010	as of 12/31/2011 (1)	Date Ranges
Essex Crane revolving credit facility	$157,751,206	$158,300,090	2.55%	Oct-13
Coast Crane revolving credit facility	64,337,735	53,909,026	5.31%	Nov-14
Canadian revolving credit facility (2)	-	2,750,855	N/A	May-12
Unsecured promissory notes (related party) (3)	5,034,741	4,938,611	11.90%	Dec-13
Purchase money security interest debt	1,851,859	2,982,920	3.78%	Sep-15
Purchase money security interest debt - short-term	673,403	783,243	3.78%	within 1 year

Total debt obligations outstanding	$229,648,944	$223,664,745

(1)	Weighted average interest rates exclude the impact of the Company's interest rate swaps.
(2)	On November 14, 2011, Coast Crane Company and its wholly owned Canadian subsidiary, Coast Crane Ltd., entered into the Amended and Restated Credit Agreement. Proceeds of the first borrowing under the Credit Agreement were used to repay in full the principal balance outstanding on the Canadian Revolving Credit Facility, which was terminated in connection with the amendment of the Credit Agreement. See "Canadian Revolving Credit Facility" discussion within this footnote for further discussion.
(3)	Includes the impact on interest expense from the accretion of the discount related to the detachable warrants issued with the debt. See "Unsecured Promissory Notes" discussion within this footnote for further discussion.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate payments of principal on debt obligations outstanding as of December 31, 2011 for each of the next five years and thereafter based on contractual installment payment terms and maturities are as follows:

2012	$673,403
2013	163,459,350
2014	65,011,138
2015	505,053

$229,648,944

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Borrowings under the Essex Crane Revolving Credit Facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2011) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.29% at December 31, 2011) plus an applicable margin. The Company is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. At December 31, 2011and 2010 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively. See Note 8 Derivatives and Hedging Activities – Interest Rate Swap Agreements for additional detail.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $187.8 million and $186.0 million as of December 31, 2011 and 2010, respectively. The Company’s available borrowing under the revolving credit facility was approximately $30.0 million and $27.7 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, there was $3.6 million and $5.8 million, respectively, of available formulated collateral in excess of the maximum amount of $190.0 million. In addition, the Company may borrow upto $20.0 million in purchase money security interest debt under the terms of the revolving credit facility.

As of December 31, 2011 and for the year then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $30.0 million well exceeded the threshold at December 31, 2011. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations will be payable monthly in arrears. Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At December 31, 2011 and 2010, the applicable LIBOR rate, Base rate, and unused line commitment fee were 1.50%, 3.25% and 0.50%, respectively.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended to include Coast Crane Ltd. as a signatory to the credit facility. The amendment also provided the right to include Coast Crane and Coast Crane Ltd. equipment, including equipment located in Canada, in the borrowing base calculation, which was previously prohibited. The amended agreement is collateralized by a first security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. All other terms of the of the November 24, 2010 agreement remain in effect.

The maximum amount that could be borrowed under the Coast Crane Revolving Credit Facility, net of reserves was approximately $75.0 million and $65.9 million as of December 31, 2011 and 2010, respectively. The Company’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $9.3 million and $12.0 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $2.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. In addition, the Company may borrow upto $15.0 million of purchase money security interest debt under the terms of the credit facility.

 Proceeds of the first borrowing under the original Coast Crane Credit Facility in the amount of $49,551,816 were used to pay part of the cash portion of the purchase price, costs, expenses and fees payable in connection with the Coast Acquisition and the negotiation and entry into the Coast Crane Credit Facility.  Proceeds of the first borrowing under the amended Coast Crane Credit Facility in the amount of $1,499,884 were used to pay off the remaining balance on the Canadian Revolving Credit Facility at the time of termination.

As of December 31, 2011 and for the year then ended, the Company was in compliance with its covenants and other provisions of the Coast Crane revolving line of credit facility.  Some of the financial covenants including a fixed charge coverage ratio, commencing with the first quarter ending March 31, 2011, do not become active unless the available borrowing falls below the $8.0 million threshold.  Coast Crane’s available borrowing base of approximately $9.3 million exceeded the threshold at December 31, 2011. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition on November 24, 2010, our Coast Crane subsidiary entered into a secured revolving credit facility, which permits it to borrow up to $75.0 million.   Coast Crane may borrow, repay and reborrow up to an amount equal to the sum of (a) 85% of eligible Coast accounts, (b) the lesser of 50% of eligible Coast inventory and $5 million, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost of eligible new equipment inventory and (ii) $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve. The revolving credit facility is scheduled to mature in November 2014 and is collateralized by a first security interest in substantially all of the Coast Crane’s assets.

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended to include Coast Crane Ltd. as a party to the credit facility. The amendment permits Coast Crane and Coast Crane to include its and Coast Crane Ltd.’s equipment, including equipment located in Canada, in the borrowing base calculation, which was previously prohibited. As amended, Coast Crane Ltd. is also permitted to borrow up to $10.0 million under the Coast Crane credit facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended agreement is collateralized by a first security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. All other terms of the of the November 24, 2010 agreement remain in effect.

Unsecured Promissory Notes

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness for one or more promissory notes issued by the Company in the aggregate principal amount of $5,227,000. As additional consideration under the agreement, the Company agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof to purchase up to 90,000 shares of Essex Rental common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholder’s equity and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $192,259 and $288,389 as of December 31, 2011 and 2010, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of December 31, 2011 the purchase money security interest debt consists of the financing of five remaining pieces of equipment. These amortizing debt obligations were assumed by the Company in conjunction with the Coast acquisition. During the year ended December 31, 2011, the Company repaid in full approximately $0.5 million of the obligations outstanding related to two pieces of equipment that the Company sold. Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears. As the loans are amortizing, approximately $0.7 million of the total $2.5 million in principal payments are due prior to December 31, 2012 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2011. The Company may borrow upto $20.0 million and $15.0 million of purchase money security interest debt under the Essex Crane revolving credit facility and Coast Crane revolving credit facility, respectively.

During the year ended December 31, 2011, the Company entered into a new $1.0 million debt obligation related to the financing of a new crawler crane purchase. The obligation was secured by the crane purchased, was set to mature in July 2016 and accrued interest at a rate of 3.99% per annum. During the year ended December 31, 2011, the obligation was repaid in full and the crawler crane was sold through the Company’s retail distribution segment.

As of December 31, 2010, the purchase money security interest debt consisted of the financing of seven pieces of equipment with an outstanding balance of approximately $3.8 million. The interest rate at December 31, 2010 was LIBOR plus 3.25%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of December 31, 2011 and 2010, the Company had four interest rate swaps outstanding, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of December 31, 2011, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 63% of Essex Crane’s credit facility.  As of December 31, 2011 and 2010, the interest rate on the effectively fixed portion of the credit facility was 4.96%. The interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.57% and 2.94% at December 31, 2011 and 2010, respectively. The weighted average interest rate of the Essex Crane Revolving Credit Facility, including the impact of the interest rate swap was 4.09% and 4.23% as of December 31, 2011 and 2010, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the years ended December 31, 2011, 2010 or 2009.

For the years ended December 31, 2011 and 2010, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was an increase of $1,752,643 ($1,061,781 net of tax) and $1,519,097 ($892,110 net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending December 31, 2012, the Company estimates that an additional $2.5 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps have a notional amount of $7.0 million each and expire on May 18, 2012. Under the agreements, the Company pays fixed interest of 5.62% and receives three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to quality for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the year ended December 31, 2011 and 2010 was an unrealized gain of approximately $1,043,164 and $159,455 and was reported within interest expense of other income (expenses) in its consolidated statement of operations.

Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate swaps was 5.09% and 4.83% at December 31, 2011 and 2010, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $2.6 million, $2.6 million and $2.4 million for the year ended December 31, 2011. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $2.6 million for the year ended December 31, 2011.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the consolidated balance sheets as of December 31, 2011 and 2010:

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disclosure of Fair Value of Liability Derivatives

		Fair Value as of
	Balance Sheet	December 31,
	Location	2011	2010
Derivative designated as hedging instrument	Current liabilities	$2,072,748	$-
Interest Rate Swap	Long-term liabilities	-	3,825,391

Undesignated economic derivatives
Interest Rate Swaps	Current liabilities	398,031	-
Interest Rate Swaps	Long-term liabilities	-	1,441,195
Total fair value of liability derivatives		$2,470,779	$5,266,586

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.  These amounts are presented as accumulated other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Year Ended December 31, 2011
Interest Rate Swap	$(766,238)	Interest expense	$(2,518,879)	Other income / (expense)	$-
For the Year Ended December 31, 2010
Interest Rate Swap	$(3,995,774)	Interest expense	$(2,476,677)	Other income / (expense)	$-
For the Year Ended December 31, 2009
Interest Rate Swap	$(1,281,650)	Interest expense	$(2,399,969)	Other income / (expense)	$-

Credit-risk-related Contingent Features

Each of the Company’s operating subsidiaries, Essex Crane and Coast Crane, separately have agreements with each of their derivative counterparties that contain a provision where if the subsidiary defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then such subsidiary could also be declared in default on their derivative obligations.

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $2.5 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements other than a reserve against available borrowings of $2.1 million as of December 31, 2011 related to the fair value of the outstanding interest rate swap under the Essex Crane Revolving Credit Facility. If the Company had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of approximately $2.6 million.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $2.5 million and $5.3 million at December 31, 2011 and 2010, respectively. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk. In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at December 31, 2011 and 2010 for each major category of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$2,740,779	-	$2,740,779	-

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$5,266,586	-	$5,266,586	-

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

The fair value of the Company’s total debt obligations was approximately $223.6 million as of December 31, 2011 calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

10. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2011	2010	2009

Net income (loss)	$(17,146,900)	$(11,408,486)	$1,195,806

Weighted average shares outstanding:
Basic	23,824,119	16,102,339	14,110,789
Effect of dilutive securities:
Warrants	-	-	1,694,402
Options	-	-	-
Diluted	23,824,119	16,102,339	15,805,191

Basic earnings (loss) per share	$(0.72)	$(0.71)	$0.08
Diluted earnings (loss) per share	$(0.72)	$(0.71)	$0.08

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding for the years ended December 31, 2011, 2010 and 2009 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit. Each unit consists of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share. Upon exercise of the warrant, the warrant expires. The UPO expired unexercised on March 4, 2012.

The UPO Units that could be converted into 1,200,000 weighted average common shares for the years ended December 31, 2011, 2010 and 2009 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average shares of restricted stock outstanding that could be converted into 81,687 weighted average common shares outstanding for the year ended December 31, 2011 were not included in the computation of diluted earnings per share because the effect would be antidilutive. Weighted average options outstanding that could be converted into 107,703 and 43,360 weighted average common shares for the years ended December 31, 2011 and 2010, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Calculated on a weighted average basis on the number of days outstanding, warrants that could be converted into 114,096 and 8,089,049 weighted average common shares for the years ended December 31, 2011 and 2010, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average amount for the year ended December 31, 2011 includes a large number of warrants that were exercised or expired on March 4, 2011 pursuant to the original terms of the warrant agreements. The weighted average amount for the year ended December 31, 2010 includes a large number of warrants that were converted to common stock in connection with the Company’s offer to permit the Company’s warrant holders to tender their warrants for exercise, on a cashless basis. Pursuant to the offer, approximately 7.6 million warrants were converted into shares of common stock as of June 29, 2010 (the expiration date of the offer) and therefore these warrants were outstanding for a significant portion of the year ended December 31, 2010 and accordingly increased the weighted average shares outstanding.

As of December 31, 2011, there were 90,000 Warrants, 1,474,719 Stock Options, and the UPO for 600,000 Units (as described above) outstanding, which are exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively. As of December 31, 2010, there were 4,149,556 Warrants, 1,050,969 Stock Options, and the UPO for 600,000 Units outstanding, which were exercisable at weighted average exercise prices of $4.89, $5.40, and $8.80, respectively.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2011	2010	2009

Current income taxes:
Federal	$(10,602)	$(1,053,185)	$(240,192)
State and local	(117,387)	(48,030)	144,160
Foreign	(30,308)	(23,939)	-

Deferred income taxes:
Federal	(10,130,941)	(5,716,344)	(107,781)
State and local	(1,047,162)	2,721,055	(516,397)
Foreign	(61,719)	1,048	-

Benefit applied to reduce other identifiable intangibles	622,370	596,293	697,601

Total income tax (benefit) expense	$(10,775,749)	$(3,523,102)	$(22,609)

The Company’s current income tax benefit for 2011 relates to a slight decrease in unrecognized tax benefits. The Company’s deferred income tax benefit for 2011 primarily relates to the reduction in deferred tax liability for rental equipment and property and equipment and an increase in net operating loss.

The Company’s current income tax benefit for 2010 primarily related to a decrease in unrecognized tax benefits associated with the settlement of uncertain tax positions. The Company’s deferred income tax benefit for 2010 primarily relates to the reduction in deferred tax liability for rental equipment and property and equipment and an increase in net operating loss.

The Company’s current income tax benefit for 2009 relates to 2008 tax return to provision differences, an increase in uncertain tax positions and state and local taxes. The Company’s deferred income tax benefit for 2009 relates primarily to amortization of the Company’s tax deductible goodwill and a change in estimate associated with the Company’s state income tax apportionments and rates.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	For the Years Ended December 31,
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	3.4%	0.9%	(40.7)%
Change in state deferred tax rates resulting from Coast Acquisition	0.8%	(18.4)%	0.0%
Change in state valuation allowance	(0.4)%	(0.9)%	4.7%
Uncertain tax positions	0.0%	7.1%	4.7%
Meals, entertainment and other	(0.2)%	(0.1)%	(5.6)%
Effective income tax rate	38.6%	23.6%	(1.9)%

The Company’s effective tax rate for the year ended December 31, 2011 was higher than the statutory rate primarily due to state and local taxes. The increase in the effective tax rate related to a small decrease in the state deferred tax rates at Essex Crane, which was partially offset by an additional state NOL valuation allowance. The Essex Crane state deferred rate decreased slightly due to a reduction in forecasted apportionment from higher tax rate states to lower tax rate states.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2011	2010

Deferred tax assets:
Accounts receivable	$1,200,515	$954,691
Accrued expenses	1,868,539	1,338,293
Goodwill and other intangibles	5,150,511	6,164,279
Inventory	357,697	176,442
Net operating loss carry-forwards	42,670,384	24,138,062
Tax credits and other	1,270,702	1,969,783
	52,518,348	34,741,550
Valuation allowance	(312,669)	(195,838)
Total deferred tax assets, net	52,205,679	34,545,712

Deferred tax liabilities:
Rental equipment and property and equipment and other	(100,378,047)	(93,267,041)

Total deferred tax liabilities	(100,378,047)	(93,267,041)

Net deferred tax liabilities	$(48,172,368)	$(58,721,329)

	For the Years Ended December 31,
	2011	2010
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$3,478,114	$2,402,709
Long-term deferred tax liabilities	(51,650,482)	(61,124,038)

Net deferred tax liabilities	$(48,172,368)	$(58,721,329)

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. The Company increased its valuation allowance related to state net operating loss carry-forwards (NOLs) by $0.1 million during the year ended December 31, 2011 as management determined that it is more likely than not a significant portion of state NOLs will expire before utilized.

At December 31, 2011, the Company had unused Federal net operating loss carry-forwards totaling approximately $113.6 million and begin to expire in 2021.  At December 31, 2011, the Company also had unused state net operating loss carry-forwards totaling approximately $61.6 million that expire between 2012 and 2031.

The Company also has remaining unrecorded excess tax goodwill of approximately $3.3 million at December 31, 2011 associated with the acquisition of Holdings and excess tax goodwill of $0.7 million associated with the acquisition of Coast Crane.  The excess tax goodwill related to Holdings is amortized over the remaining four year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero and then as a benefit to the income tax provision when realized on the tax return. The excess tax goodwill related to Coast Crane is being amortized over the remaining thirteen year term.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had approximately $0.1 million of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2011 and 2010, all of which will impact the Company’s effective tax rate if recognized. The decrease in unrecognized benefits in 2010 was the result of the favorable settlement of an IRS examination. The majority of the remaining unrecognized tax benefits at December 31, 2011 are expected to reverse in 2012.

A reconciliation of the approximate beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010

Balance at beginning of year	$100,000	$1,200,000

Increase for changes to tax positions in prior years, net	-	-

Decrease for settlement of prior uncertain tax positions	-	(1,100,000)

Balance at end of year	$100,000	$100,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company had no accrual for interest or penalties for the years ended December 31, 2011, 2010 and 2009 as the Company has significant net operating loss carry-forwards which would be reduced if any payment were due under audit.

The Company is generally subject to federal and state examination for the years 2008 through 2011.

12. Stock Based Compensation

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

Stock Options

Stock options granted to employees have a 10 year life and vest one-third annually beginning one year from the date of issue. The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the three year service period of the award. The Company has granted to certain key members of management options to purchase 423,750 shares at $5.58 per share, 485,969 shares at $6.45 per share, and 565,000 shares at $4.50 per share on grant dates of January 14, 2011, March 18, 2010, and December 18, 2008, respectively.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility for the 2010 option grant was based on the volatility of its peers since the Company only had operations for a short period of time as of the grant date. The Company’s method of estimating the expected volatility for the 2011 option grant was based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the results of the model, the weighted average fair value of the stock options granted were $3.19, $3.76 and $2.54 per share for the options granted on January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date
	2011	2010	2008

Expected dividend yield	0.00%	0.00%	0.00%

Risk-free interest rate	2.31%	2.79%	1.43%

Expected volatility	60.00%	61.00%	61.00%

Expected life of option	6 years	6 years	6 years

Grant date fair value	$1,351,763	$1,827,243	$1,434,671

The table below summarizes the stock option activity for the years ending December 31, 2011, 2010 and 2009:

	Stock Options
	Common	Weighted
	Shares Subject	Average
	to Options	Exercise Price

Balance at December 31, 2008	565,000	$4.50

Granted	-	-
Exercised	-	-
Expired/forfeited	-	-

Balance at December 31, 2009	565,000	4.50

Granted	485,969	6.45
Exercised	-	-
Expired/forfeited	-	-

Balance at December 31, 2010	1,050,969	5.40

Granted	423,750	5.58
Exercised	-	-
Expired/forfeited	-	-

Balance at December 31, 2011	1,474,719	$5.45

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information regarding options outstanding and exercisable at December 31, 2011:

	Options Outstanding (1)			Options Exercisable (2)
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contratual	Exercise		Contratual	Exercise
	Options	Term (Years)	Price	Options	Term (Years)	Price
2008 Options Grant	565,000	6.97	$4.50	565,000
2010 Options Grant	485,969	8.22	6.45	161,989
2011 Options Grant	423,750	9.05	5.58	-

	1,474,719	7.98	$5.45	726,989	7.25	$4.93

Vested and expected to vest as of December 31, 2011	1,474,719	7.98	$5.45

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2011 is $0 calculated using the Company's closing share price of $2.95.
(2)	The aggregate intrinsic value of options exercisable as of December 31, 2011 is $0 calculated using the Company's closing share price of $2.95.

There were 376,667 options and 188,333 options exercisable at December 31, 2010 and 2009, respectively, with a weighted average exercise price of $4.50.

Restricted Shares of Common Stock

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. These shares vest 50% on January 1, 2012 and 50% on January 2013 and as such, none were vested as of December 31, 2011.

The table below summarizes the restricted shares activity under the 2008 Long-term Incentive Plan related to stock options for the years ending December 31, 2011, 2010 and 2009:

Restricted Shares
	Common	Weighted
	Shares Subject	Average
	to Grants	Fair Value

Balance at December 31, 2010	-	-

Granted	166,943	$5.55
Vested	-	-
Expired/forfeited	-	-

Balance at December 31, 2011	166,943	$5.55

The Company issued 23,522 and 16,377 shares of common stock under the Hyde Park Acquisition Corp. 2008 Long-term Incentive Plan during the years ended December 31, 2010 and 2009, respectively, to certain employees as compensation. The weighted average grant price of the shares issued was $5.59 and $6.16 for the years ended December 31, 2010 and 2009, respectively. The aggregate grant date fair value of approximately $0.1 million for the year ended December 31, 2010 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits in the consolidated statements of operations with an offset recorded in additional paid in capital in the consolidated statements of stockholders’ equity. These shares, which amount to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30 percent, 20 percent and 10 percent, respectively. The shares issued pursuant to the salary reduction program vested immediately upon grant and are restricted from sale for a period of two years from the date of grant. The voluntary temporary salary reduction program commenced in May 2009 and was terminated in November 2010.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $1,985,412, $1,087,305 and $478,223 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively. There was approximately $2.0 million and $1.7 million of total unrecognized compensation cost as of December 31, 2011 and 2010, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company repurchased 519,905 warrants to acquire common stock for approximately $0.9 million during the year ended December 31, 2010. There was approximately $9.0 million remaining available for future common stock and warrant purchases subsequent to these purchases. In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the cashless exercise warrant offer.

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

The Company incurred issuance costs of $638,550 for placement agent services and incurred legal fees of $135,051 for legal services rendered to the Company in connection with the Private Placement.

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013. The fair value of the warrants on the issuance date was $296,400. See Note 8 for further discussion.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the year ended December 31, 2011. The Company issued 473,646 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the year ended December 31, 2010. Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless. The Company issued 3,200 shares of common stock during the year ended December 31, 2010 for professional services related to the Company’s common shares being listed on the NASDAQ Capital Market.

14. Segment Information

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Years Ended December 31,
	2011	2010	2009

Segment revenues
Equipment rentals	$58,859,497	$38,286,314	$52,089,392
Equipment distribution	14,206,479	1,238,722	-
Parts and service	16,519,003	2,006,424	-

Total revenues	$89,584,979	$41,531,460	$52,089,392

Segment gross profit
Equipment rentals	$8,470,103	$5,250,723	$19,183,450
Equipment distribution	1,607,733	170,019	-
Parts and service	3,019,402	706,801	-

Total gross profit	$13,097,238	$6,127,543	$19,183,450

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about our reportable segments related to total assets:

	December 31, 2011	December 31, 2010
Segment identified assets

Equipment rentals	$351,401,140	$358,568,696
Equipment distribution	2,647,061	5,578,000
Parts and service	6,847,679	4,388,388
Total segment identified assets	360,895,880	368,535,084
Non-segment identified assets	20,004,349	14,511,874
Total assets	$380,900,229	$383,046,958

The Company operates primarily in the United States. Our sales to international customers for the years ended December 31, 2011 and 2010 were 5.5% and 1.2% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below. Within the equipment distribution segment, three customers individually accounted for approximately 14.7%, 12.6%, and 10.4% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

15. Commitments, Contingencies and Related Party Transactions

 The Company leases real estate and office equipment under operating leases which continue through 2015.  The Company’s rent expense under non-cancelable operating leases totaled $1,924,184, $564,799 and $394,963 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2011 including operating leases are as follows:

2012	$1,851,438
2013	1,405,074
2014	711,689
2015	554,493
2016	83,082

Total	$4,605,776

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services with terms of the arrangement being reconsidered from time to time. Prior to December 2010, the Company maintained an office at 461 Fifth Avenue, 25th Floor, New York, New York pursuant to an agreement with ProChannel Management LLC, also an affiliate of Laurence S. Levy. The Company’s statements of operations for the years ended December 31, 2011, 2010 and 2009 include $90,000 of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $2.6 million respectively, at December 31, 2011. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $4.2 million and $3.2 million respectively, at December 31, 2010.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

16. 401(k) Profit Sharing Plan and Medical Benefits

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to 100% match the first 3% of a participant’s contributions and 50% match the next 2% of a participant’s contributions thereby totaling a maximum matching 4% if an employee contributes 5% of their compensation.  These contributions vest immediately upon contribution.  Company 401(k) contributions were $564,167, $173,820 and $172,244 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company provides medical benefits to its employees and their dependants and is self-insured for Essex Crane employees for annual individual claims of up to $90,000 at which time a stop loss insurance policy covers any excess.

17. Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from two vendors.  The loss of either of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary. No one customer accounted for more than 10% of our revenues at the consolidated level.

18. Summarized Quarterly Financial Data (Unaudited)

The Company has been engaged primarily in renting lattice boom crawler cranes and attachments to the construction industry. Since November 24, 2010, the date the Company acquired the assets of Coast Crane, it has also been engaged in renting, servicing and distributing heavy lifting equipment and other construction related equipment and parts.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2011 and 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011

Total revenues	$21,487,170	$22,344,505	$23,283,773	$22,469,531
Gross profit (1)	3,348,536	2,860,285	3,597,264	3,291,153
Loss from operations	(4,359,077)	(4,613,227)	(3,361,021)	(4,163,427)
Loss before benefit for income taxes	(7,051,826)	(7,366,915)	(6,149,644)	(7,074,264)
Net loss	(4,662,252)	(4,526,032)	(3,653,534)	(4,130,362)
Basic net loss per share (2)	$(0.21)	$(0.19)	$(0.15)	$(0.18)
Diluted net loss per share (2)	$(0.21)	$(0.19)	$(0.15)	$(0.18)

(1)	The amounts presented for the first three quarters of 2011 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of the reclassification of certain depreciation charges to cost of revenues. Below is a reconciliation of the amounts previously reported.
(2)	Because of the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total the per share data computed for the entire year.

	First	Second	Third
	Quarter	Quarter	Quarter
Total gross profit previously reported in Form 10-Q	$3,527,977	$3,040,323	$3,776,652

Total depreciation expense subsequently reclassified to cost of revenues	(179,441)	(180,038)	(179,388)

Total gross profit disclosed in Form 10-K	$3,348,536	$2,860,285	$3,597,264

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010

Total revenues	$8,307,309	$9,046,146	$8,751,474	$15,426,531
Gross profit	1,191,242	1,154,310	1,479,471	2,302,520
Loss from operations	(1,500,541)	(1,694,400)	(1,459,712)	(3,137,293)
Loss before benefit for income taxes	(3,120,157)	(3,349,640)	(3,184,543)	(5,277,248)
Net loss	(1,987,739)	(2,228,525)	(2,205,193)	(4,987,029)
Basic net loss per share (1)	$(0.14)	$(0.15)	$(0.13)	$(0.27)
Diluted net loss per share (1)	$(0.14)	$(0.15)	$(0.13)	$(0.27)

(1) Because of the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

19. Subsequent Events

The Company has evaluated subsequent events through the date of this filing. Subsequent to December 31, 2011, the Company issued 38,206 shares of common stock to certain board members for participation in the Strategic Planning and Finance Committee of the Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP

Date: March 14, 2012	By:	/s/ Ronald Schad
Ronald Schad, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	March 14, 2012
Laurence S. Levy

/s/ Edward Levy	Director	March 14, 2012
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 14, 2012
Daniel H. Blumenthal

/s/ John G. Nestor	Director	March 14, 2012
John G. Nestor

/s/ Ronald Schad	Chief Executive Officer (Principal	March 14, 2012
Ronald Schad	Executive Officer) and Director

/s/ Martin Kroll	Chief Financial Officer (Principal	March 14, 2012
Martin Kroll	Financial Officer and Principal
Accounting Officer)