Form 10-Q
period 2012-03-31
Essex Rental Corp.
filed 2012-05-10
CIK 1373988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34601

Essex Rental Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	20-5415048 (I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois (Address of Principal Executive Offices)	60089 (ZIP Code)

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

24,537,156 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on May 1, 2012.

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

ESSEX RENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$7,833,704	$9,030,383
Accounts receivable, net of allowances for doubtful accounts and credit memos of $3,057,000 and $2,916,000, respectively	14,120,560	14,311,343
Other receivables	2,487,349	2,712,353
Deferred tax assets	3,506,859	3,478,114
Inventory
Retail equipment inventory	2,244,768	2,212,530
Retail spare parts, net	1,044,837	1,506,680
Prepaid expenses and other assets	2,016,094	1,944,068
TOTAL CURRENT ASSETS	33,254,171	35,195,471

Rental equipment, net	319,948,660	328,955,023
Property and equipment, net	7,279,741	7,876,432
Spare parts inventory, net	3,258,967	3,380,090
Identifiable finite lived intangibles, net	1,654,285	1,893,920
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,638,660	1,803,167

TOTAL ASSETS	$368,830,610	$380,900,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,621,124	$4,893,500
Accrued employee compensation and benefits	1,698,460	1,750,956
Accrued taxes	3,368,590	3,592,912
Accrued interest	925,869	833,642
Accrued other expenses	875,233	830,295
Unearned rental revenue	1,285,598	1,106,781
Customer deposits	184,596	142,581
Short-term debt obligations	673,403	673,403
Interest rate swaps	1,757,410	2,470,779
Current portion of capital lease obligation	7,325	7,199
TOTAL CURRENT LIABILITIES	14,397,608	16,302,048

LONG-TERM LIABILITIES
Revolving credit facilities	218,102,629	222,088,941
Promissory notes	5,058,773	5,034,741
Other long-term debt obligations	1,683,508	1,851,859
Deferred tax liabilities	49,577,341	51,650,482
Capital lease obligation	1,271	3,150
TOTAL LONG-TERM LIABILITIES	274,423,522	280,629,173

TOTAL LIABILITIES	288,821,130	296,931,221

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,537,156 shares at March 31, 2012 and 24,428,092 shares at December 31, 2011	2,454	2,443
Paid in capital	123,262,679	122,815,398
Accumulated deficit	(42,274,325)	(37,577,983)
Accumulated other comprehensive loss, net of tax	(981,328)	(1,270,850)
TOTAL STOCKHOLDERS' EQUITY	80,009,480	83,969,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$368,830,610	$380,900,229

 The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
REVENUES	2012	2011
Equipment rentals	$10,284,322	$10,366,853
Retail equipment sales	916,446	3,698,364
Used rental equipment sales	5,328,862	443,526
Retail parts sales	2,332,242	2,916,309
Transportation	1,344,063	1,374,596
Equipment repairs and maintenance	3,532,250	2,687,522

TOTAL REVENUES	23,738,185	21,487,170

COST OF REVENUES
Salaries, payroll taxes and benefits	2,883,136	2,338,020
Depreciation	5,246,187	5,158,940
Retail equipment sales	719,815	3,126,946
Used rental equipment sales	4,703,899	397,844
Retail parts sales	1,134,046	2,269,198
Transportation	1,136,973	1,292,770
Equipment repairs and maintenance	3,721,972	3,007,947
Yard operating expenses	788,058	546,969

TOTAL COST OF REVENUES	20,334,086	18,138,634

GROSS PROFIT	3,404,099	3,348,536

Selling, general and administrative expenses	6,987,955	7,378,090
Other depreciation and amortization	326,404	329,523

LOSS FROM OPERATIONS	(3,910,260)	(4,359,077)

OTHER INCOME (EXPENSES)
Other income (expense)	(15,560)	164,368
Interest expense	(2,908,682)	(2,864,326)
Foreign currency exchange gains	35,539	7,209
TOTAL OTHER INCOME (EXPENSES)	(2,888,703)	(2,692,749)

LOSS BEFORE INCOME TAXES	(6,798,963)	(7,051,826)

BENEFIT FOR INCOME TAXES	(2,102,621)	(2,389,574)

NET LOSS	$(4,696,342)	$(4,662,252)

Weighted average shares outstanding:
Basic	24,525,103	21,978,645
Diluted	24,525,103	21,978,645

Loss per share:
Basic	$(0.19)	$(0.21)
Diluted	$(0.19)	$(0.21)

 The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(4,696,342)	$(4,662,252)

Other comprehensive income, net of tax

Foreign currency translation adjustments	9,361	2,777
Change in fair value of interest rate swap, net of tax of $175,310 and $202,492, respectively	280,161	321,156

Other comprehensive income	289,522	323,933

Comprehensive loss	$(4,406,820)	$(4,338,319)

 The accompanying notes are an integral part of these financial statements

 ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,696,342)	$(4,662,252)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of tangible assets	5,467,738	5,304,362
Amortization of loan acquisition costs and other intangibles	314,897	365,593
Amortization of promissory notes discount	24,032	24,032
Gain on sale of rental equipment	(624,963)	(45,682)
Deferred income taxes	(2,148,213)	(2,349,015)
Share based compensation expense	378,351	496,655
Change in fair value of interest rate swap	(257,898)	(244,754)
Changes in operating assets and liabilities:
Accounts receivable, net	(972,217)	1,178,770
Other receivables	225,004	372,524
Prepaid expenses and other assets	(72,026)	89,010
Retail equipment inventory	(28,341)	2,806,274
Spare parts inventory	564,245	(119,804)
Accounts payable and accrued expenses	(1,376,526)	638,888
Unearned rental revenue	178,817	25,325
Customer deposits	42,015	(2,039,498)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,981,427)	1,840,428

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(462,703)	(1,782,465)
Purchases of property and equipment	(64,469)	(460,351)
Accounts receivable from rental equipment sales	1,163,000	-
Proceeds from sale of rental equipment	5,328,862	441,212

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,964,690	(1,801,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	21,499,664	19,383,569
Payments on revolving credit facilities	(25,485,976)	(21,973,721)
Payments on short-term debt obligations	(168,351)	(735,849)
Payments on capital lease obligation	(1,923)	(1,282)
Proceeds from the exercise of warrants	-	19,778,015
Payments for deferred loan costs	(45,537)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,202,123)	16,450,732

Effect of exchange rate changes on cash and cash equivalents	22,181	31,636

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,196,679)	16,521,192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,030,383	3,474,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,833,704	$19,995,506

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$108,500	$-
Equipment obtained through capital lease	$170	$354
Unrealized gain on designated derivative instruments, net of tax	$280,161	$321,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$2,407,013	$2,392,871
Cash paid (received) for income taxes, net	$29,310	$(50,541)

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

The Company, through its subsidiaries, Essex Crane and Coast Crane, is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry mainly throughout the United States of America, including Hawaii and Alaska, Guam and Canada. The assets are rented for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial and infrastructure related projects. The Company, through its subsidiary Coast Crane, is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

The accompanying financial statements of the Company include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for all periods presented.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Significant Accounting Policies

Please refer to Note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of our significant accounting policies.

Reclassifications

Certain prior year amounts in the consolidated statement of operations have been reclassified to conform to the current year presentation. The reclassifications had no effect on net loss, cash flows or shareholders’ equity.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 which requires changes in presentation only and its adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2011, the FASB issued authoritative guidance regarding the format of disclosures of comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has elected to report total comprehensive income using the two separate but consecutive statements approach. Other than the change in presentation, these changes did not have an impact on the Company’s results of operations, financial position or liquidity.

In September 2011, the FASB issued authoritative guidance regarding the methodology used to test goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of these provisions did not have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2011, the FASB issued authoritative guidance that indefinitely defers the provisions that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. This guidance does not have a material impact on the Company’s consolidated financial statements.

3.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the Coast Acquisition on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at March 31, 2012:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$784,826	$(784,826)	$-
Essex Crane trademark	804,130	(804,130)	-
Coast Crane customer relationship	1,500,000	(285,715)	1,214,285
Coast Crane trademark	600,000	(160,000)	440,000
	$3,688,956	$(2,034,671)	$1,654,285

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$849,417	$(774,628)	$74,789
Essex Crane trademark	874,321	(793,047)	81,274
Coast Crane customer relationship	1,500,000	(232,143)	1,267,857
Coast Crane trademark	600,000	(130,000)	470,000
	$3,823,738	$(1,929,818)	$1,893,920

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $64,591 and $73,920 for the three months ended March 31, 2012 and 2011, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $70,191 and $76,096 for the three months ended March 31, 2012 and 2011, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark intangible assets were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the three months ended March 31, 2012.

The Company’s amortization expense associated with other intangible assets was $104,853 and $182,406 for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2012 for the years ended December 31:

2012	$250,716
2013	334,288
2014	334,288
2015	324,288
2016 and thereafter	410,705

Total	$1,654,285

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	March 31,	December 31,	Average Interest	Maturity
	2012	2011	as of 3/31/2012 (1)	Date Ranges
Essex Crane revolving credit facility	$156,895,854	$157,751,206	2.51%	Oct-13
Coast Crane revolving credit facility	61,206,775	64,337,735	5.28%	Nov-14
Unsecured promissory notes (related party) (2)	5,058,773	5,034,741	11.90%	Dec-13
Purchase money security interest debt	1,683,508	1,851,859	3.73%	Sep-15
Purchase money security interest debt - short-term	673,403	673,403	3.73%	within 1 year

Total debt obligations outstanding	$225,518,313	$229,648,944

(1) Weighted average interest rates exclude the impact of the Company's interest rate swaps.

(2) Includes the impact on interest expense from the accretion of the discount related to the detachable warrants issued with the debt. See "Unsecured Promissory Notes" discussion within this footnote for further discussion.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“Essex Crane Revolving Credit Facility”), which permits it to borrow up to $190.0 million with a $20.0 million aggregate sublimit for letters of credit. Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The revolving credit facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

Borrowings under the Essex Crane Revolving Credit Facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at March 31, 2012) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.24% at March 31, 2012) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the revolving credit facility. At March 31, 2012 and December 31, 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively. See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreements for additional detail.

The maximum amount that could be borrowed under the revolving credit facility, net of letters of credit, interest rate swaps and other reserves was approximately $188.3 million and $187.8 million as of March 31, 2012 and December 31, 2011, respectively. Essex Crane’s available borrowing under the revolving credit facility was approximately $31.4 million and $30.0 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, there was $2.6 million and $3.6 million, respectively, of available formulated collateral in excess of the maximum borrowing amount of $190.0 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

As of March 31, 2012 and for the three months then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane Revolving Credit Facility.  Some of the financial covenants including a fixed charge coverage ratio and rental equipment utilization ratio do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $31.4 million exceeded the threshold at March 31, 2012. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Coast Crane Revolving Credit Facility

On November 24, 2010, Coast Crane entered into a new revolving credit facility in conjunction with the Coast Acquisition (the “Coast Crane Revolving Credit Facility”).  The Coast Crane Revolving Credit Facility provides for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million with a $2.0 million aggregate principal sublimit for letters of credit.  Coast Crane may borrow, repay and reborrow under the Coast Crane Revolving Credit Facility. Coast Crane’s ability to borrow under the Coast Crane Revolving Credit Facility is subject to, among other things, a borrowing base calculated based on  the sum of (a) 85% of eligible accounts, (b) the lesser of 50% of eligible spare parts inventory and $5.0 million, (c) the lesser of 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new equipment inventory and $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve.

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations will be payable monthly in arrears. Coast Crane will also be obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At March 31, 2012 and December 31, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 1.50%, 3.25% and 0.50%, respectively.

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended and restated to include Coast Crane Ltd. as a signatory to the credit facility. The amendment provided that equipment owned by Coast Crane located in Canada may be included in the borrowing base calculation, which was previously prohibited. As amended, the Coast Crane Revolving Credit Facility agreement is collateralized by a first priority security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets.

Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility in the amount of $1,499,884 were used to pay off the remaining balance on the Canadian Revolving Credit Facility at the time of termination in November 2011.

On May 7, 2012 the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million interest reserve. The amendment also provides for a modified fixed charge coverage ratio of 1.20 to 1.00 as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell below $8 million) was triggered notwithstanding that Coast Crane and Coast Crane Ltd. had combined excess availability of $9.5 million, $8.4 million and $8.5 million as of January 31, 2012, February 29, 2012 and March 31, 2012, respectively. The modified fixed charge coverage ratio included in the May 7, 2012 amendment replaced the springing trailing twelve month fixed charge coverage ratio. The May 7, 2012 amendment also addressed and waived Coast Crane’s non-compliance (which existed as of March 31, 2012) with certain delivery and reporting requirements contained in the Coast Crane Revolving Credit Facility.

Coast Crane is currently in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

The maximum amount that could be borrowed under the Coast Crane Revolving Credit Facility, net of reserves was approximately $71.1 million and $75.0 million as of March 31, 2012 and December 31, 2011, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $8.5 million, excluding certain lender reserves of $3.7 million, as of March 31, 2012, and $9.3 million as of December 31, 2011. As of December 31, 2011, there was $2.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, which included the acquisition of all outstanding shares of the capital stock of Coast Crane Ltd, a Canadian credit facility (the “Canadian Credit Facility”) then available to Coast Crane Ltd. remained in effect. Under the Canadian Credit Facility, Coast Crane Ltd. was permitted to borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada. Interest accrued on the outstanding revolving loans under the Canadian Credit Facility at either a per annum rate equal to (a) CDOR plus 5.60% or (b) Canadian Prime rate plus 4.25%, at Coast Crane Ltd.’s election. Interest on the revolving loans are payable monthly in arrears. Coast Crane was also obligated to pay an unused line fee on the amount by which the maximum credit under the Canadian Credit Facility exceeds the aggregate amount of revolving loans based on a per annum rate of 0.25%. The Canadian Credit Facility was collateralized by a first priority security interest in substantially all of Coast Crane Ltd.’s assets.

As described above, on November 14, 2011 the Coast Crane Revolving Credit Facility was amended and restated to include Coast Crane Ltd. as a party thereto. Under the Coast Crane Revolving Credit Facility, as amended, Coast Crane Ltd. is permitted to borrow up to $10.0 million under the Coast Crane credit facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended and restated Coast Crane Revolving Credit Facility is collateralized by a first security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility were used to repay Coast Crane Ltd.’s existing credit facility, which was terminated in connection with the amendment.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholder’s equity and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $168,227 and $192,259 as of March 31, 2012 and December 31, 2011, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of March 31, 2012, the purchase money security interest debt consisted of the financing of five pieces of equipment. These amortizing debt obligations were assumed by the Company in conjunction with the Coast Acquisition. Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears. As the loans are amortizing, approximately $0.7 million of the total $2.4 million in principal payments are due prior to March 31, 2013 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2012.

As described above, Essex Crane and Coast Crane (including Coast Crane Ltd.) are permitted to incur up to $1.5 million and $7.0 million ($10.0 million after 2012), respectively, of secured purchase money indebtedness under the terms of, and subject to certain conditions set forth in, the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, respectively.

As of December 31, 2011 the purchase money security interest debt consisted of the financing of five pieces of equipment with an interest rate of LIBOR plus 3.25%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of March 31, 2012 and 2011, the Company had four interest rate swaps outstanding, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

Essex Crane Interest Rate Swap

In November 2008, Essex Crane entered into an interest rate swap agreement with the lead lender of the Essex Crane Revolving Credit Facility to hedge its exposure to interest rate fluctuations.  The swap agreement has a notional principal amount of $100.0 million and matures in November 2012. Under the agreement, the Company pays a 2.71% fixed interest rate plus the applicable margin under the revolving credit facility (or a total interest rate of 4.96%). This interest rate swap is designated as a cash flow hedge.

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of March 31, 2012, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 64% of Essex Crane’s credit facility.  At March 31, 2012 and December 31, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.53% and 2.57%, respectively. The weighted average interest rate of the Essex Crane Revolving Credit Facility, including the impact of the interest rate swap was 4.08% and 4.09% as of March 31, 2012 and December 31, 2011, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the three months ended March 31, 2012 or 2011.

For the three months ended March 31, 2012 and 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $455,471 ($280,161 net of tax) and $523,648 ($321,156 net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending March 31, 2013, the Company estimates that an additional $1.6 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps have a notional amount of $7.0 million each and expire on May 18, 2012. Under the agreements, the Company pays fixed interest of 5.62% and receives an interest rate based on three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three months ended March 31, 2012 and 2011 was an unrealized gain of approximately $257,898 and $244,754, respectively and was reported as a component of interest expense in its consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 5.06% and 5.09% at March 31, 2012 and December 31, 2011, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $618,000 and $648,000 for the three months ended March 31, 2012 and 2011, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of March 31, 2012 and December 31, 2011:

Disclosure of Fair Value of Liability Derivatives

		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2012	2011
Derivative designated as hedging instrument
Interest Rate Swap	Current liabilities	$1,617,277	$2,072,748
Undesignated economic derivatives
Interest Rate Swaps	Current liabilities	140,133	398,031
Total fair value of liability derivatives		$1,757,410	$2,470,779

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2012 and 2011.  These amounts are presented as other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Three Months Ended March 31, 2012

Interest Rate Swap	$(162,706)	Interest expense	$(618,177)	Other income / (expense)	$-

For the Three Months Ended March 31, 2011

Interest Rate Swap	$(89,959)	Interest expense	$(613,607)	Other income / (expense)	$-

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

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.8 million. As of March 31, 2012, the Company has not posted any cash collateral related to these agreements other than a reserve against available borrowings of $1.7 million as of March 31, 2012 related to the fair values of outstanding interest rate swaps under the Essex Crane revolving credit facility. If the Company had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of approximately $1.8 million.

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $1.8 million and $2.5 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based upon the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk. In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at March 31, 2012 and December 31, 2011 for each major category of assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$1,757,410	-	$1,757,410	-

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$2,740,779	-	$2,740,779	-

The fair value of the Company’s total debt obligations was approximately $225.2 million as of March 31, 2012 calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011

Net loss	$(4,696,342)	$(4,662,252)
Weighted average shares outstanding:
Basic	24,525,103	21,978,645

Effect of dilutive securities:
Warrants	-	-
Options	-	-

Diluted	24,525,103	21,978,645

Basic earnings (loss) per share	$(0.19)	$(0.21)
Diluted earnings (loss) per share	$(0.19)	$(0.21)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding for the three months ended March 31, 2012 and 2011 is 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

As part of the initial public offering in March 2007, the Company issued an Underwriter Purchase Option (“UPO”) to purchase 600,000 Units at an exercise price of $8.80 per unit. Each unit consisted of one share of the Company’s common stock and one warrant. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share. The UPO expired unexercised on March 4, 2012.

The UPO Units that could be converted into 843,956 and 1,200,000 weighted average common shares for the three months ended March 31, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average shares of restricted stock outstanding that could be converted into 52,414 and 38,957 weighted average common shares outstanding for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. Weighted average options outstanding that could be converted into 1,459,626 and 1,413,511 weighted average common shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Calculated on a weighted average basis on the number of days outstanding, warrants that could be converted into 90,000 and 2,611,059 weighted average common shares for the three months ended March 31, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average amount for the three months ended March 31, 2011 includes a large number of warrants that were exercised or expired on March 4, 2011 pursuant to the original terms of the warrant agreements.

As of March 31, 2012, there were 90,000 Privately-issued Warrants and 1,474,719 Stock Options outstanding, which are exercisable at weighted average exercise prices of $0.01 and $5.45, respectively. As of March 31, 2011, there were 90,000 Privately-issued Warrants, 1,474,719 Stock Options, and the UPO for 600,000 Units outstanding, which were exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

8.	Income Taxes

The company’s effective tax rates of 30.9% and 33.9% for the three month periods ended March 31, 2012 and 2011, respectively, were lower than the statutory federal rate due to state taxes.

At March 31, 2012, the Company has unused federal net operating loss carry-forwards totaling approximately $119.0 million that begin expiring in 2022. At March 31, 2012, the Company also has unused state net operating loss carry-forwards totaling approximately $64.9 million that expire between 2012 and 2032. The net operating loss carry-forwards are primarily from the acquisition of Holdings.

The Company also has remaining unrecorded excess tax goodwill of approximately $2.5 million at March 31, 2012 associated with the acquisition of Holdings. The excess tax goodwill related to Holdings is amortized over the remaining four year term as a reduction to the balance in other identifiable intangibles until its balance is reduced to zero and then as a benefit to the income tax provision when realized.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2009.

The Company had unrecognized tax benefits of approximately $0.1 million at March 31, 2012 and December 31, 2011 primarily associated with tax positions taken in a prior year. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three month periods ended March 31, 2012 or 2011.

9.	Stock Based Compensation

The Company may issue up to 1,500,000 shares of common stock pursuant to its 2011 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

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

Based on the results of the model, the weighted average fair value of the stock options granted were $3.19, $3.76 and $2.54 per share for the options granted on January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date

	2011	2010	2008

Expected dividend yield	0.00%	0.00%	0.00%

Risk-free interest rate	2.31%	2.79%	1.43%

Expected volatility	60.00%	61.00%	61.00%

Expected life of option	6 years	6 years	6 years

Grant date fair value	$1,351,763	$1,827,243	$1,434,671

The following table summarizes information regarding options outstanding and exercisable at March 31, 2012:

	Options Outstanding (1)			Options Exercisable (2)

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contratual	Exercise		Contratual	Exercise
	Options	Term (Years)	Price	Options	Term (Years)	Price
2008 Options Grant	565,000	6.72	$4.50	565,000
2010 Options Grant	485,969	7.97	6.45	323,978
2011 Options Grant	423,750	8.80	5.58	141,250

	1,474,719	7.73	$5.45	1,030,228	7.40	$5.26

Vested and expected to vest as of March 31, 2012	1,474,719	7.73	$5.45

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of March 31, 2012 is $0 calculated using the Company's closing share price of $3.82.

(2)	The aggregate intrinsic value of options exercisable as of March 31, 2012 is $0 calculated using the Company's closing share price of $3.82.

There were 726,989 options exercisable at December 31, 2011 with a weighted average exercise price of $4.93.

Restricted Shares of Common Stock

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. One half of these shares vested on January 3, 2012 and the remainder will vest on January 3, 2013, and as such, 83,474 were vested as of March 31, 2012.

The Company recorded $378,353 and $496,655 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively. There was approximately $1.6 million and $2.0 million of total unrecognized compensation cost as of March 31, 2012 and December 31, 2011, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued 38,206 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors and 83,474 shares of restricted common stock to the employees of Coast Crane during the three months ended March 31, 2012. The Company withheld 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance .. The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the three months ended March 31, 2011. Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended March 31,
	2012	2011

Segment revenues
Equipment rentals	$18,116,501	$13,247,426
Equipment distribution	916,447	3,698,364
Parts and service	4,705,237	4,541,380

Total revenues	$23,738,185	$21,487,170

Segment gross profit
Equipment rentals	$2,010,650	$1,847,798
Equipment distribution	46,148	409,253
Parts and service	1,347,301	1,091,485

Total gross profit	$3,404,099	$3,348,536

The following table presents information about our reportable segments related to total assets:

	March 31, 2012	December 31, 2011

Segment identified assets

Equipment rentals	$340,812,557	$351,401,140
Equipment distribution	2,897,282	2,647,061
Parts and service	6,639,458	6,847,679
Total segment identified assets	350,349,297	360,895,880
Non-segmented identified assets	18,481,313	20,004,349

Total assets	$368,830,610	$380,900,229

The Company operates primarily in the United States. Our sales to international customers for the three month period ended March 31, 2012 was 9.4% of total revenues for the periods presented. One customer accounted for approximately 12% of our revenues on an overall basis for the three months ended March 31, 2012. Within the equipment rentals segment, one customer accounted for approximately 16% of revenues on a segmented basis for the three months ended March 31, 2012. Additionally, within the equipment distribution segment, two customers individually accounted for approximately 62% and 11%, respectively, of revenues on a segmented basis. The concentration of revenues within the equipment rentals segment is attributable to the significant rental rates and transportation revenue associated with one high lifting capacity crane on rent. The concentration of revenues from customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended March 31, 2011 were 3.8% of total revenues for the period presented. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below for the three months ended March 31, 2011. Within the equipment distribution segment, three customers individually accounted for approximately 43%, 18% and 18%, respectively, of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable due to the large dollar value of individual transactions and the small number of individual transactions.

12.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity approximately $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three month periods ended March 31, 2012 and 2011 include $23,063 and $22,500, respectively, of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.3 million and $2.4 million, respectively, at March 31, 2012 and approximately $3.2 million and $2.6 million, respectively, at December 31, 2011.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

13.	Subsequent Events

On May 7, 2012 Coast Crane entered into an amendment and waiver with the lenders under the Coast Crane Revolving Credit Facility. Please refer to Note 4 of the notes to the consolidated financial statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2012, and its results of operations for the three month period ended March 31, 2012 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On November 24, 2010 we acquired substantially all of the assets, and assumed certain liabilities (the “Coast Acquisition”) of Coast Crane Company (“Coast Liquidating Co.”), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States. The assets acquired included all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada. References to “Coast Crane” mean Coast Crane Company, a Delaware corporation, formerly known as CC Bidding Corp. (“CCBC”), through which we operate the business and assets acquired in the Coast Acquisition.

We conduct substantially all of our operations through Essex Crane and Coast Crane.

Products and Services; Operating Segments

Our principal products and services, as grouped within the Company’s three defined operating segments, are described below.

Equipment Rental Segment    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  We also offer transportation, rigging and repair and maintenance services while equipment is on rent. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months. Boom trucks and other smaller equipment may be rented as frequently as daily. The contracts typically provide for an agreed rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

Parts and Service Segment We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. We also provide repairs and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and our skilled crane mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale. Our parts and services operations are conducted through our Coast Crane subsidiary.

In summary, 76.3% of total revenues were derived from our equipment rental segment for the three months ended March 31, 2012, 3.9% through our equipment distribution segment and 19.8% through our parts and service segment. More specifically, 43.3% of total revenues were generated through equipment rentals, 3.9% through retail equipment sales, 22.4% through used rental equipment sales, 9.8% through retail part sales, 5.7% through rental related transportation services and 10.0% through repair and maintenance services provided with respect to cranes on rent and 4.9% through repair and maintenance services provided otherwise.

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2012	2011

Equipment rentals	43.3%	48.2%
Retail equipment sales	3.9%	17.2%
Used rental equipment sales	22.4%	2.1%
Retail parts sales	9.8%	13.6%
Transportation	5.7%	6.4%
Equipment repairs and maintenance	14.9%	12.5%

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

The following table provides a summary of utilization rates calculated using the “days” method for the three month periods ended March 31, 2012 and 2011 for the equipment types owned during those periods.

	Three Months Ended March 31,
	2012	2011

Crawler Cranes	37.0%	42.8%
Rough Terrain Cranes	54.8%*	66.8%
Boomtrucks	43.0%	48.7%
Self-Erecting Tower Cranes	28.3%	18.3%
City & Other Tower Cranes	47.9%	43.2%
Forklifts and Other Equipment	30.4%**	39.2%

* Includes the impact of a 24.5% increase in the number of units available for rent for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

** Includes the impact of the Company's strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise.

Current Environment

Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in its fleet through investment in new cranes and the Coast Acquisition will provide opportunity for future growth. Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit for infrastructure projects. We cannot however be certain that our customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The Company had a net loss of $4.7 million for the three months ended March 31, 2012. Total revenue, cost of revenues and gross profit were $23.7 million, $20.3 million and $3.4 million, respectively, for the three months ended March 31, 2012. Selling, general, administrative and other expenses of $7.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended March 31, 2012. The Company had an income tax benefit of $2.1 million for the three months ended March 31, 2012 related to loss before income taxes of $6.8 million.

The Company had a net loss of $4.7 million for the three months ended March 31, 2011. Total revenue, cost of revenues and gross profit were $21.5 million, $18.1 million and $3.3 million, respectively, for the three months ended March 31, 2011. Selling, general, administrative and other expenses of $7.7 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended March 31, 2011. The Company had an income tax benefit of $2.4 million for the three months ended March 31, 2011 related to loss before income taxes of $7.1 million.

Revenues

Revenues for the three months ended March 31, 2012 were $23.7 million, a 10.4% increase compared to revenues of $21.5 million for the three months ended March 31, 2011.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended March 31,
	2012	2011

Segment revenues
Equipment rentals	$18,116,501	$13,247,426
Equipment distribution	916,447	3,698,364
Parts and service	4,705,237	4,541,380

Total revenues	$23,738,185	$21,487,170

•	Equipment rental segment revenues, which represents 76.3% of total revenues, was $18.1 million for the three months ended March 31, 2012, a 36.8% increase from $13.2 million for the three months ended March 31, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 43.3% of total revenues, was $10.3 million for the three months ended March 31, 2012, a 0.8% decrease from $10.4 million for the three months ended March 31, 2011. Utilization for crawler cranes, as measured on a “days” basis, decreased to 37.0% for the three month period ended March 31, 2012 compared to 42.8% for the same period in the prior year. There was an increase in average crawler crane rental rate of 4.6% to $16,233 (per crane per rental month) for the three months ended March 31, 2012 from $15,516 for the three months ended March 31, 2011. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 5.7% of total revenues, was $1.3 million for the three months ended March 31, 2012, a 2.2% decrease from $1.4 million for the three months ended March 31, 2011. The decrease in transportation revenue is directly attributable to the decline in equipment on rent and rental locations of the cranes on rent. Used rental equipment sales revenue was $5.3 million for the three months ended March 31, 2012; a $4.9 million or 1,101.5% increase compared to the three month period ended March 31, 2011. During the quarter ended March 31, 2012, the Company sold 169 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company’s long-term strategy. There were no similar aerial work platform sales during the three months ended March 31, 2011.

•	Equipment distribution segment revenue, which represents 3.9% of total revenue, was $0.9 million for the three months ended March 31, 2012, a 75.2% decrease from $3.7 million for the three months ended March 31, 2011 and relates to the sale of four pieces of equipment by our Coast Crane subsidiary consisting of two boomtrucks and two rough terrain cranes.

•	Parts and service segment revenue, which represents 19.8% of total revenue, was $4.7 million for the three months ended March 31, 2012, a 3.6% increase from $4.5 million for the three months ended March 31, 2011 and relates to parts and service revenues from our Coast Crane subsidiary.

Gross Profit

Gross Profit for the three months ended March 31, 2012 was $3.4 million, a 1.7% increase from gross profit of $3.3 million for the three months ended March 31, 2011. Gross profit margin was 14.3% for the three months ended March 31, 2012, relative to 15.6% for the three months ended March 31, 2011.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended March 31,
	2012	2011

Segment gross profit
Equipment rentals	$2,010,650	$1,847,798
Equipment distribution	46,148	409,253
Parts and service	1,347,301	1,091,485

Total gross profit	$3,404,099	$3,348,536

Equipment rentals segment gross profit of $2.0 million for the three months ended March 31, 2012 increased $0.2 million or 8.8% as compared to the three months ended March 31, 2011. Gain on the sale of used rental equipment was $0.6 million for the three months ended March 31, 2012, a 1,268.1% increase from $46,000 for the three months ended March 31, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to the increased sales of aerial work platforms acquired in the Coast Acquisition during the three months ended March 31, 2012. There were seven sales of aerial work platforms in the three months ended March 31, 2012.

Equipment distribution segment gross profit of $46,000 (5.0% margin) for the three months ended March 31, 2012 decreased $0.4 million or 88.7% from $0.4 million (11.1% margin) for the three months ended March 31, 2011 and relates to equipment distribution gross profit earned by our Coast Crane subsidiary. The decreased gross profit and margin are functions of low sales volume during the three months ended March 31, 2012.

Parts and service segment gross profit of $1.3 million for the three months ended March 31, 2012 increased $0.3 million or 23.4% from $1.1 million for the three months ended March 31, 2011 and relates to parts and service gross profit earned by our Coast Crane subsidiary.

Total selling, general, administrative and other expenses for the three months ended March 31,2012 were $7.3 million, a $0.4 million or 5.1% decrease from $7.7 million for the three months ended March 31, 2011. The decrease was related primarily to decreases in salary expense related to Coast Crane and stock compensation, legal expenses and personal property taxes partially offset by increases related to sales and marketing and audit fees. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.4 million and $0.5 million of non-cash stock based compensation expense for the three month periods ended March 31, 2012 and 2011, respectively.

Interest expense increased 1.5% to $2.9 million for the three months ended March 31, 2012 from $2.9 million for the three months ended March 31, 2011. The increase in interest expense was related primarily to interest expense incurred on additional borrowings under our credit facilities. Interest expense for the three months ended March 31, 2012 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.3 million.

Income tax benefit was $2.1 million for the three months ended March 31, 2012 compared to a $2.4 million for the three months ended March 31, 2011.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 30.9% and 33.9% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Essex had 273 full-time employees at March 31, 2012 compared to 277 full-time employees at March 31, 2011.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the three months ended March 31, 2012 was $3.1 million. This was primarily the result of net loss of $4.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, of $5.8 million, gains on the sale of rental equipment of $0.6 million, deferred income taxes of $2.1 million, change in fair value of interest rate swap of $0.3 million and stock-based compensation expense of $0.4 million, provided negative cash flows of approximately $1.5 million. The cash flows from operating activities were increased by a $0.2 million decrease in other receivables, a $0.6 million decrease in spare parts inventory and a $0.2 million increase in unearned rental revenue and customer deposits. These cash flow increases were offset by a $1.0 million increase in accounts receivable, $0.1 increase in prepaid expenses a $1.4 million decrease in accounts payable and accrued expenses.

The Company’s cash provided by operating activities for the three months ended March 31, 2011 was $1.8 million. This was primarily the result of net loss of $4.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, of $5.7 million, deferred income taxes of $2.3 million, change in fair value of interest rate swap of $0.2 million and stock-based compensation expense of $0.5 million, provided negative cash flows of approximately $1.1 million. The cash flows from operating activities were also decreased by a $0.1 million increase in spare parts inventory and a $2.0 decrease in customer deposits, offset by a $1.2 million decrease in accounts receivable, a $0.4 million decrease in other receivables, a $0.1 million decrease in prepaid expenses, a $2.8 million decrease in retail equipment inventory, and a $0.6 million increase in accounts payable and accrued expenses.

Cash flow from investing activities. For the three months ended March 31, 2012, cash provided by investing activities was approximately $6.0 million. This was primarily the result of a $1.2 million decrease in accounts receivable related to rental equipment sales and $5.3 million in proceeds from the sales of rental equipment. These investing activity sources of cash were partially offset by purchases of rental equipment of $0.5 million and purchases of property and equipment of $0.1 million.

For the three months ended March 31, 2011, cash used in investing activities was approximately $1.8 million. This was primarily the result of purchases of rental equipment of $1.8 million and purchases of property and equipment of $0.5 million. These investing activity uses of cash were partially offset by $0.4 million in proceeds received for the sale of rental equipment.

Cash flow from financing activities. Cash used in financing activities was approximately $4.1 million for the three months ended March 31, 2012. This is primarily due to payments on short-term debt obligations of $0.2 million and net payments on revolving credit facilities of $4.0 million. Total borrowings and payments on the revolving credit facilities were $21.5 million and $25.5 million, respectively, for the period.

Cash provided by financing activities was approximately $16.5 million for the three months ended March 31, 2011. This is primarily due to net proceeds from the exercise of warrants of $19.8 million. Cash provided by financing activities was partially offset by payments on short-term debt obligations of $0.7 million and net payments on revolving credit facilities of $2.6 million. Total borrowings and payments on the revolving credit facilities were $19.4 million and $22.0 million, respectively, for the period.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from equipment sold of $5.3 million during the three months ended March 31, 2012 were used primarily to pay down our outstanding debt balance. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. As of March 31 2012, we had approximately $39.9 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $7.8 million of cash on hand; providing the company with $47.7 million of potential liquidity.

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

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended and restated to include Coast Crane Ltd. as a party to the credit facility. The amendment provided that equipment owned by Coast Crane located in Canada may be included in the borrowing base calculation, which was previously prohibited. In accordance with the amendment, Coast Crane Ltd. is permitted to borrow up to $10.0 million under the Coast Crane credit facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended agreement is collateralized by a first priority security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility were used to repay Coast Crane Ltd.’s existing credit facility, which was terminated in connection with the amendment.

On May 7, 2012 the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million interest reserve. The amendment also provides for a modified fixed charge coverage ratio of 1.20 to 1.00 as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell below $8 million) was triggered notwithstanding that Coast Crane and Coast Crane Ltd. had combined excess availability of $9.5 million, $8.4 million and $8.5 million as of January 31, 2012, February 29, 2012 and March 31, 2012, respectively. The modified fixed charge coverage ratio included in the May 7, 2012 amendment replaced the springing trailing twelve month fixed charge coverage ratio. The May 7, 2012 amendment also addressed and waived Coast Crane’s non-compliance (which existed as of March 31, 2012) with certain delivery and reporting requirements contained in the Coast Crane Revolving Credit Facility.

Coast Crane is currently in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Contractual Obligations

During the three months ended March 31, 2012, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the propriety of our estimated useful life of rental equipment and property and equipment, the adequacy of the allowance for doubtful accounts, income taxes, the potential impairment of long-lived assets including intangible assets and derivative financial instruments.

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of March 31, 2012 for which we have an interest rate swaps to effectively fix the interest rate at 4.96% on $100.0 million of the $156.9 million of outstanding borrowings under Essex Crane’s senior secured credit facility and three undesignated interest rate swaps to effectively fix the interest rate at 5.62% on $21.0 million of the $61.2 million of outstanding borrowings under Coast Crane’s senior secured credit facility. The weighted average interest rate in effect on all of the Company’s borrowings at March 31, 2012 was 3.51% excluding the impact of the interest rate swaps and 5.08% taking into consideration the swaps. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swaps at March 31, 2012 would increase our interest expense by approximately $0.7 million on an annualized basis.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at March 31, 2012.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

Item 3. Defaults upon Senior Securities

As of March 31, 2012 Coast Crane was in default of the Coast Crane Revolving Credit Facility and, in conjunction with the May 7, 2012 amendment, obtained a waiver from the lender of the credit facility.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 7, 2012, Coast Crane, Coast Crane Ltd. and CC Acquisition Holdings Corp. (“CC Holding”) entered into Amendment No. 1 and Waiver to Amended and Restated Credit Agreement (the “Amendment”) with the lenders signatory thereto (the “Lenders”) and General Electric Capital Corporation (“GE Capital”), as agent for the Lenders and the letter of credit issuers party to the Coast Crane Revolving Credit Facility. The Amendment provides certain limitations on Coast Crane’s net capital expenditures and a $3.7 million interest reserve. The Amendment also provides for a modified fixed charge coverage ratio as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. The Amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. Pursuant to the Amendment, the Lenders also waived Coast Crane’s non-compliance with certain covenants contained in the Coast Crane Revolving Credit Facility (see “Note 4—Revolving Credit Facilities and Other Debt Obligations—Coast Crane Revolving Credit Facility” to the consolidated financial statements included in this Current Report on Form 10-Q, which is incorporated herein by reference). The foregoing description of the Amendment is a summary only and is qualified in its entirety by the full text of the Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In addition, on May 7, 2012 in conjunction with the Amendment, Essex , CC Holding, Coast Crane, Coast Crane Ltd. and GE Capital, in its capacity as administrative agent under the Coast Crane Revolving Credit Facility entered into a Capital Call Agreement. The Capital Call Agreement provides, among other things, that, in the event Coast Crane’s EBITDA for the year ending December 31, 2012 is less than $6 million, Essex will contribute, or cause to be contributed, to Coast Crane up to $2.5 million of the amount of such shortfall. The foregoing description of the Capital Call Agreement is a summary only and is qualified in its entirety by the full text of the Capital Call Agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

A. Exhibits

10.1	Amendment No. 1 and Waiver to Amended and Restated Credit Agreement, dated as of May 7, 2012, by and among the lenders identified on the signature pages thereof, Coast Crane Company, Coast Crane Ltd., CC Acquisition Holding Corp and General Electric Capital Corporation, as agent for the lenders and the letter of credit issuers party to the Amended and Restated Credit Agreement by and among such parties.

10.2	Capital Call Agreement, dated as of May 7, 2012, by and among Essex Rental Corp., CC Acquisition Holding Corp., Coast Crane Company, Coast Crane Ltd. and General Electric Capital Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX RENTAL CORP.

Dated: May 10, 2012	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2012	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)

