Form 10-Q
period 2012-06-30
Essex Rental Corp.
filed 2012-08-08
CIK 1373988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34601

Essex Rental Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	20-5415048 (I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220 Buffalo Grove, Illinois (Address of Principal Executive Offices)	60089 (ZIP Code)

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

24,555,818 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on August 1, 2012.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. (“Essex Rental”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex Rental’s expectations include, without limitation, the continued ability of Essex Rental to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex Rental provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. Essex Rental assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

ESSEX RENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$8,918,878	$9,030,383
Accounts receivable, net of allowances for doubtful accounts and
credit memos of $3,391,000 and $2,916,000, respectively	16,076,485	14,311,343
Other receivables	2,350,269	2,712,353
Deferred tax assets	2,091,193	3,478,114
Inventory
Retail equipment inventory	1,009,484	2,212,530
Retail spare parts, net	1,037,779	1,506,680
Prepaid expenses and other assets	1,807,046	1,944,068
TOTAL CURRENT ASSETS	33,291,134	35,195,471

Rental equipment, net	312,465,946	328,955,023
Property and equipment, net	7,143,107	7,876,432
Spare parts inventory, net	3,208,145	3,380,090
Identifiable finite lived intangibles, net	1,570,714	1,893,920
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,568,355	1,803,167

TOTAL ASSETS	$361,043,527	$380,900,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,535,508	$4,893,500
Accrued employee compensation and benefits	1,810,990	1,750,956
Accrued taxes	3,300,800	3,592,912
Accrued interest	904,258	833,642
Accrued other expenses	991,966	830,295
Unearned rental revenue	1,450,746	1,106,781
Customer deposits	574,612	142,581
Short-term debt obligations	673,403	673,403
Interest rate swaps	1,028,525	2,470,779
Current portion of capital lease obligation	6,812	7,199
TOTAL CURRENT LIABILITIES	15,277,620	16,302,048

LONG-TERM LIABILITIES
Revolving credit facilities	214,523,808	222,088,941
Promissory notes	5,082,805	5,034,741
Other long-term debt obligations	1,515,157	1,851,859
Deferred tax liabilities	46,735,257	51,650,482
Capital lease obligation	-	3,150
TOTAL LONG-TERM LIABILITIES	267,857,027	280,629,173

TOTAL LIABILITIES	283,134,647	296,931,221

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares;
issued and outstanding 24,555,818 shares at June 30, 2012
and 24,428,092 shares at December 31, 2011	2,456	2,443
Paid in capital	123,695,266	122,815,398
Accumulated deficit	(45,166,322)	(37,577,983)
Accumulated other comprehensive loss, net of tax	(622,520)	(1,270,850)
TOTAL STOCKHOLDERS' EQUITY	77,908,880	83,969,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,043,527	$380,900,229

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2012	2011	2012	2011
Equipment rentals	$11,133,146	$10,185,995	$21,417,468	$20,552,848
Retail equipment sales	1,277,506	3,591,291	2,193,952	7,289,655
Used rental equipment sales	7,341,332	1,747,249	12,670,194	2,190,775
Retail parts sales	2,089,391	2,546,880	4,421,633	5,463,189
Transportation	2,130,566	1,386,307	3,474,629	2,760,903
Equipment repairs and maintenance	3,218,898	2,886,783	6,751,148	5,574,305

TOTAL REVENUES	27,190,839	22,344,505	50,929,024	43,831,675

COST OF REVENUES
Salaries, payroll taxes and benefits	2,822,915	2,495,507	5,706,051	4,833,527
Depreciation	5,139,624	5,219,272	10,385,811	10,378,212
Retail equipment sales	1,107,288	2,997,447	1,827,103	6,124,393
Used rental equipment sales	6,132,181	1,493,494	10,836,080	1,891,338
Retail parts sales	1,600,625	2,098,142	3,486,651	4,367,340
Transportation	1,897,681	1,360,799	3,034,654	2,653,569
Equipment repairs and maintenance	2,395,681	3,256,673	5,365,673	6,264,620
Yard operating expenses	768,261	562,886	1,556,319	1,109,855

TOTAL COST OF REVENUES	21,864,256	19,484,220	42,198,342	37,622,854

GROSS PROFIT	5,326,583	2,860,285	8,730,682	6,208,821

Selling, general and administrative expenses	6,544,866	7,161,105	13,532,821	14,539,195
Other depreciation and amortization	310,051	312,407	636,455	641,930

LOSS FROM OPERATIONS	(1,528,334)	(4,613,227)	(5,438,594)	(8,972,304)

OTHER INCOME (EXPENSES)
Other income	17,986	110,355	2,426	274,723
Interest expense	(2,874,300)	(2,856,904)	(5,782,982)	(5,721,230)
Foreign currency exchange gains (losses)	(90,619)	(7,139)	(55,080)	70
TOTAL OTHER INCOME (EXPENSES)	(2,946,933)	(2,753,688)	(5,835,636)	(5,446,437)

LOSS BEFORE INCOME TAXES	(4,475,267)	(7,366,915)	(11,274,230)	(14,418,741)

BENEFIT FOR INCOME TAXES	(1,583,270)	(2,840,883)	(3,685,891)	(5,230,457)

NET LOSS	$(2,891,997)	$(4,526,032)	$(7,588,339)	$(9,188,284)

Weighted average shares outstanding:
Basic	24,543,308	24,428,092	24,534,205	23,210,137
Diluted	24,543,308	24,428,092	24,534,205	23,210,137

Loss per share:
Basic	$(0.12)	$(0.19)	$(0.31)	$(0.40)
Diluted	$(0.12)	$(0.19)	$(0.31)	$(0.40)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(2,891,997)	$(4,526,032)	$(7,588,339)	$(9,188,284)

Other comprehensive income, net of tax

Foreign currency translation adjustments	6,175	4,386	15,536	7,163
Change in fair value of interest rate swap, net of tax of
$236,119 and $30,236 for the three months ended June 30, 2012 and 2011, respectively, and $411,429 and $232,728 for the six months ended June 30, 2012 and 2011, respectively	352,633	46,503	632,794	367,659

Other comprehensive income	358,808	50,889	648,330	374,822

Comprehensive loss	$(2,533,189)	$(4,475,143)	$(6,940,009)	$(8,813,462)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,588,339)	$(9,188,284)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization of tangible assets	10,833,842	10,674,609
Amortization of loan acquisition costs
and other intangibles	615,098	712,246
Amortization of promissory notes discount	48,064	48,065
Gain on sale of rental equipment	(1,834,114)	(299,437)
Deferred income taxes	(3,803,542)	(5,162,409)
Share based compensation expense	757,938	996,213
Change in fair value of interest rate swaps	(398,031)	(475,861)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,928,142)	879,155
Other receivables	362,084	386,613
Prepaid expenses and other assets	137,022	904,966
Retail equipment inventory	204,064	1,384,456
Spare parts inventory	627,544	81,127
Accounts payable and accrued expenses	(235,844)	2,503,601
Unearned rental revenue	343,965	(118,635)
Customer deposits	432,031	(974,836)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,426,360)	2,351,589

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(2,870,035)	(4,547,026)
Purchases of property and equipment	(644,830)	(739,159)
Accounts receivable from rental equipment sales	1,163,000	-
Proceeds from sale of rental equipment	12,670,194	2,190,775

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,318,329	(3,095,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	45,041,215	42,908,880
Payments on revolving credit facilities	(52,606,348)	(46,851,928)
Payments on short-term debt obligations	(336,702)	(1,916,700)
Payments on capital lease obligation	(3,846)	(3,846)
Proceeds from the exercise of warrants	-	19,778,015
Payments for loan acquisition costs	(191,862)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,097,543)	13,914,421

Effect of exchange rate changes on cash and cash equivalents	94,069	(9,363)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(111,505)	13,161,237

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,030,383	3,474,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,918,878	$16,635,551

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$121,943	$-
Equipment obtained through capital lease	$309	$545
Equipment purchased directly through short-term debt obligation	$-	$1,012,500
Unrealized gain on designated derivative instruments, net of tax	$(632,794)	$(367,659)

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$4,839,018	$5,344,232
Cash paid (received) for income taxes, net	$41,515	$(40,151)

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at June 30, 2012:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Essex Crane customer relationship	$784,826	$(784,826)	$-
Essex Crane trademark	804,130	(804,130)	-
Coast Crane customer relationship	1,500,000	(339,286)	1,160,714
Coast Crane trademark	600,000	(190,000)	410,000
	$3,688,956	$(2,118,242)	$1,570,714

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $0 and $61,935 for the three months ended June 30, 2012 and 2011, respectively, and $64,591 and $135,855 for the six months ended June 30, 2012 and 2011, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $0 and $61,815 for the three months ended June 30, 2012 and 2011, respectively, and $70,191 and $137,911 for the six months ended June 30, 2012 and 2011, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the three months ended March 31, 2012.

The Company’s amortization expense associated with other intangible assets was $83,571 and $163,127 for the three months ended June 30, 2012 and 2011, respectively, and $188,424 and $345,533 for the six months ended June 30, 2012 and 2011, respectively.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2012 for the years ended December 31:

2012	$167,145
2013	334,288
2014	334,288
2015	324,288
2016 and thereafter	410,705

Total	$1,570,714

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted
	June 30,	December 31,	Average Interest	Maturity
	2012	2011	as of June 30, 2012 (1)	Date Ranges
Essex Crane revolving credit facility	$153,902,479	$157,751,206	2.50%	Oct-13
Coast Crane revolving credit facility	60,621,329	64,337,735	5.31%	Nov-14
Unsecured promissory notes (related party) (2)	5,082,805	5,034,741	11.90%	Dec-13
Purchase money security interest debt	1,515,157	1,851,859	3.72%	Sep-15
Purchase money security interest debt - short-term	673,403	673,403	3.72%	within 1 year

Total debt obligations outstanding	$221,795,173	$229,648,944

(1) Weighted average interest rates exclude the impact of the Company's interest rate swap.

(2) Includes the impact on interest expense from the accretion of the discount related to the detachable warrants issued with the debt.  See "Unsecured Promissory Notes" discussion within this footnote for further discussion.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“Essex Crane Revolving Credit Facility”), which permits it to borrow up to $190.0 million with a $20.0 million aggregate sublimit for letters of credit. Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

Borrowings under the Essex Crane Revolving Credit Facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at June 30, 2012) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.24% at June 30, 2012) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At June 30, 2012 and December 31, 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively. See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreements for additional detail.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $188.9 million and $187.8 million as of June 30, 2012 and December 31, 2011, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $35.0 million and $30.0 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, there was $0.4 million and $3.6 million, respectively, of available formulated collateral in excess of the maximum borrowing amount of $190.0 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2012 and for the three and six months then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane Revolving Credit Facility.  Some of the financial covenants, including a fixed charge coverage ratio and rental equipment utilization ratio, do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $35.0 million exceeded the threshold at June 30, 2012. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At June 30, 2012 and December 31, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.46%, 3.25% and 0.50%, respectively.

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

On May 7, 2012 the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million “First Amendment Reserve” (as defined in the Coast Crane Revolving Credit Facility). The amendment also provides for a modified fixed charge coverage ratio of 1.20 to 1.00 as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell below $8.0 million) was triggered notwithstanding that Coast Crane and Coast Crane Ltd. had combined excess availability of $9.5 million, $8.4 million and $8.5 million as of January 31, 2012, February 29, 2012 and March 31, 2012, respectively. The modified fixed charge coverage ratio included in the May 7, 2012 amendment replaced the springing trailing twelve month fixed charge coverage ratio. The May 7, 2012 amendment also addressed and waived Coast Crane’s non-compliance (which existed as of March 31, 2012) with certain delivery and reporting requirements contained in the Coast Crane Revolving Credit Facility.

Coast Crane is currently in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

The maximum amount that could be borrowed under the Coast Crane Revolving Credit Facility, net of reserves was approximately $74.7 million and $75.0 million as of June 30, 2012 and December 31, 2011, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $5.3 million, after certain lender reserves, as of June 30, 2012, and $9.3 million as of December 31, 2011. As of December 31, 2011, there was $2.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility

Canadian Revolving Credit Facility

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $144,195 and $192,259 as of June 30, 2012 and December 31, 2011, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of June, 2012, the purchase money security interest debt consisted of the financing of five pieces of equipment. These amortizing debt obligations were assumed by the Company in conjunction with the Coast Acquisition. Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears. As the loans are amortizing, approximately $0.7 million of the total $2.2 million in principal payments are due prior to June 30, 2013 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of June 30, 2012.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of June 30, 2012 and 2011, the Company had one and four interest rate swaps outstanding, respectively, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of June 30, 2012, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 64% of Essex Crane’s credit facility.  At June 30, 2012 and December 31, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.51% and 2.57%, respectively. The weighted average interest rate of the Essex Crane Revolving Credit Facility, including the impact of the interest rate swap was 4.11% and 4.09% as of June 30, 2012 and December 31, 2011, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the three and six months ended June 30, 2012 or 2011.

For the three months ended June 30, 2012 and 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $588,752 ($352,633 net of tax) and $76,739 ($46,503 net of tax), respectively. The change in net unrealized loss for the six months ended June 30, 2012 and 2011 was $1,044,223 ($632,794 net of tax) and $600,387 ($367,659 net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending June 30, 2013, the Company estimates that an additional $1.0 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received an interest rate based on three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three months ended June 30, 2012 and 2011 was an unrealized gain of approximately $140,133 and $231,107, respectively and was reported as a component of interest expense in its consolidated statement of operations. The changes in fair values of the assumed swaps for the six months ended June 30, 2012 and 2011 was an unrealized gain of approximately $398,031 and $475,861, respectively and was reported as a component of interest expense in its consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 4.61% and 5.09% at June 30, 2012 and December 31, 2011, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $641,000 and $683,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,258,000 and $1,331,000 for the six months ended June 30, 2012 and 2011.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of June 30, 2012 and December 31, 2011:

Disclosure of Fair Value of Liability Derivatives

		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2012	2011
Derivative designated as hedging instrument

Interest Rate Swap	Current liabilities	$1,028,525	$2,072,748

Undesignated economic derivatives

Interest Rate Swaps	Current liabilities	-	398,031

Total fair value of liability derivatives		$1,028,525	$2,470,779

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the six months ended June 30, 2012 and 2011.  These amounts are presented as other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Six Months Ended June 30, 2012

Interest Rate Swap	$(199,657)	Interest expense	$(1,243,880)	Other income / (expense)	$-

For the Six Months Ended June 30, 2011

Interest Rate Swap	$(645,202)	Interest expense	$(1,245,589)	Other income / (expense)	$-

Credit-risk-related Contingent Features

Essex Crane has an agreement with its derivative counterparty that contains a provision where if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on their derivative obligations.

As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.1 million. As of June 30, 2012, the Company has not posted any cash collateral related to these agreements other than a reserve against available borrowings of $1.0 million  as of June 30, 2012 related to the fair values of outstanding interest rate swaps under the Essex Crane revolving credit facility. If the Company had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of approximately $1.1 million.

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $1.0 million and $2.5 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based upon the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk. In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at June 30, 2012 and December 31, 2011 for each major category of assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	6/30/2012	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$1,028,525	-	$1,028,525	-

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$2,470,779	-	$2,470,779	-

The fair value of the Company’s total debt obligations was approximately $221.6 million  as of June 30, 2012 calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7. Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(2,891,997)	$(4,526,032)	$(7,588,339)	$(9,188,284)
Weighted average shares outstanding:
Basic	24,543,308	24,428,092	24,534,205	23,210,137

Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-

Diluted	24,543,308	24,428,092	24,534,205	23,210,137

Basic earnings (loss) per share	$(0.12)	$(0.19)	$(0.31)	$(0.40)
Diluted earnings (loss) per share	$(0.12)	$(0.19)	$(0.31)	$(0.40)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding for the three and six months ended June 30, 2012 and 2011 are 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The UPO Units that could be converted into zero and 1,200,000 weighted average common shares for the six month periods ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into 69,189 and 69,090 weighted average common shares for the three and six months ended June 30, 2012, respectively, and 67,122 and 62,103 weighted average common shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero and 161,511 weighted average common shares for the three months ended June 30, 2012 and 2011 and weighted average options that could be converted into zero and 144,371 weighted average common shares for the six months ended June 30, 2012 and 2011, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,739 and 89,871 weighted average common shares for the three month periods ended June 30, 2012 and 2011 and weighted average warrants outstanding that could be converted into 89,741 and 404,008 weighted average common shares for the six months ended June 30, 2012 and 2011, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2012, there were 90,000 privately-issued warrants and 1,474,719 stock options outstanding, which are exercisable at weighted average exercise prices of $0.01 and $5.45, respectively. As of June 30, 2011, there were 90,000 privately-issued warrants, 1,474,719 stock options, and the UPO for 600,000 units outstanding, which were exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

8. Income Taxes

The Company’s effective tax rate of 32.7% for the six month period ended June 30, 2012 was lower than the statutory federal rate due to state taxes. The Company’s effective tax rate of 36.3% for the six month period ended June 30, 2011 was higher than the statutory federal rate due to state taxes.

At June 30, 2012, the Company has unused federal net operating loss carry-forwards totaling approximately $119.0 million that begin expiring in 2022. At June 30, 2012, the Company also has unused state net operating loss carry-forwards totaling approximately $72.8 million which expire between 2012 and 2032. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years.

The Company also has remaining unrecorded excess tax goodwill of approximately $2.6 million at June 30, 2012 associated with the acquisition of Holdings. The excess tax goodwill related to Holdings is amortized over the remaining four year term and will be recognized as a benefit to the income tax provision when the amortization deductions are realized through the reduction of taxable income in future years.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2009.

The Company had unrecognized tax benefits of approximately $0.1 million at June 30, 2012 and December 31, 2011 primarily associated with tax positions taken in a prior year. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and six month periods ended June 30, 2012 or 2011.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility for the 2008 and 2010 option grants was based on the volatility of its peers since the Company only had operations for a short period of time as of the grant date. The Company’s method of estimating the expected volatility for the 2011 option grant was based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

Based on the results of the model, the weighted average fair value of the stock options granted were $3.19, $3.76 and $2.54 per share for the options granted on January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date

	2011	2010	2008

Expected dividend yield	0.00%	0.00%	0.00%

Risk-free interest rate	2.31%	2.79%	1.43%

Expected volatility	60.00%	61.00%	61.00%

Expected life of option	6 years	6 years	6 years

Grant date fair value	$1,351,763	$1,827,243	$1,434,671

The following table summarizes information regarding options outstanding and exercisable at June 30, 2012:

	Options Outstanding (1)			Options Exercisable (2)

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contratual	Exercise		Contratual	Exercise
	Options	Term (Years)	Price	Options	Term (Years)	Price
2008 Options Grant	565,000	6.47	$4.50	565,000
2010 Options Grant	485,969	7.72	6.45	323,978
2011 Options Grant	423,750	8.55	5.58	141,250

	1,474,719	7.48	$5.45	1,030,228	7.15	$5.26

Vested and expected to vest as of June 30, 2012	1,474,719	7.48	$5.45

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of June 30, 2012 is $0 calculated using the Company's closing share price of $3.47.

(2)	The aggregate intrinsic value of options exercisable as of June 30, 2012 is $0 calculated using the Company's closing share price of $3.47.

There were 726,989 options exercisable at December 31, 2011 with a weighted average exercise price of $4.93.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Shares of Common Stock

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. One half of these shares vested on January 3, 2012 and the remainder will vest on January 3, 2013, and as such, 83,474 were vested as of June 30, 2012.

The Company recorded $379,587 and $499,558 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively. The Company recorded $757,940 and $996,213 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the six months ended June 30, 2012 and 2011, respectively. There was approximately $1.2 million and $2.0 million of total unrecognized compensation cost as of June 30, 2012 and December 31, 2011, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

10. Common Stock and Warrants

In October 2008, our Board of Directors authorized a stock and warrant repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to $12.0 million of the Company’s outstanding common stock and warrants. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer. Repurchases of our common stock and warrants were funded with cash flows of the business.

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013. The fair value of the warrants on the issuance date was $296,400. See Note 4 for further discussion.

The Company issued 18,622 and 56,868 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the three and six months ended June 30, 2012. The Company also issued 83,474 shares of restricted common stock to the employees of Coast Crane during the six months ended June 30, 2012. The Company withheld 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance. The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the three months ended March 31, 2011. Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Segment revenues
Equipment rentals	$21,612,254	$14,606,977	$39,728,756	$27,854,403
Equipment distribution	1,277,506	3,591,291	2,193,952	7,289,655
Parts and service	4,301,079	4,146,237	9,006,316	8,687,617

Total revenues	$27,190,839	$22,344,505	$50,929,024	$43,831,675

Segment gross profit
Equipment rentals	$3,993,885	$1,693,438	$6,004,535	$3,541,236
Equipment distribution	18,719	378,331	64,867	787,583
Parts and service	1,313,979	788,516	2,661,280	1,880,002

Total gross profit	$5,326,583	$2,860,285	$8,730,682	$6,208,821

The following table presents information about our reportable segments related to total assets:

	June 30, 2012	December 31, 2011

Segment identified assets

Equipment rentals	$335,819,012	$351,401,140
Equipment distribution	1,590,255	2,647,061
Parts and service	5,860,085	6,847,679
Total segment identified assets	343,269,352	360,895,880
Non-segmented identified assets	17,774,175	20,004,349

Total assets	$361,043,527	$380,900,229

The Company operates primarily in the United States. Our sales to international customers for the three month period ended June 30, 2012 were 23% of total revenues. One customer accounted for approximately 13% of our revenues on an overall basis for the three months ended June 30, 2012. Within the equipment rentals segment, one customer accounted for approximately 16% of revenues for the three months ended June 30, 2012. Additionally, within the equipment distribution segment, two customers individually accounted for approximately 44% and 42%, respectively, of revenues. The concentration of revenues within the equipment rentals segment is attributable the sale of used rental equipment assets from the rental fleet. The concentration of revenues from customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Sales to international customers for the six month period ended June 30, 2012 were 17% of total revenues. No individual customer accounted for more than 10% of our revenues on an overall basis for the six months ended June 30, 2012. Within the equipment distribution segment, three customers individually accounted for approximately 29%, 26% and 24%, respectively, of revenues for the six months ended June 30, 2012. The concentration of revenues from customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Sales to international customers for the three and six month periods ended June 30, 2011 were 3.4% and 3.6%, respectively, of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segmented basis for the three and six months ended June 30, 2011 except as described below. Within the equipment distribution segment, five customers individually accounted for approximately 25%, 20%, 11%, 10%, and 10% of revenues on a segmented basis for the three and six months ended June 30, 2011.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity approximately $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three and six month periods ended June 30, 2012 include $23,063 and $46,126, respectively, of rent expense related to these agreements. The Company’s statements of operations for the three and six month periods ended June 30, 2011 include $22,500 and $45,000, respectively, of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.0 million and $2.2 million, respectively, at June 30, 2012 and approximately $3.2 million and $2.6 million, respectively, at December 31, 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2012, and its results of operations for the three and six month periods ended June 30, 2012 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In summary, 79.5% of total revenues were derived from our equipment rental segment for the three months ended June 30, 2012, 4.7% through our equipment distribution segment and 15.8% through our parts and service segment. More specifically, 40.9% of total revenues were generated through equipment rentals, 4.7% through retail equipment sales, 27.0% through used rental equipment sales, 7.7% through retail part sales, 7.9% through rental related transportation services and 11.8% through repair and maintenance services provided with respect to cranes on rent and services provided otherwise. For the six months ended June 30, 2012 78.0% of total revenues were derived from our equipment rental segment, 4.3% through our equipment distribution segment and 17.7% through our parts and service segment. More specifically, 42.1% of total revenues were generated through equipment rentals, 4.3% through retail equipment sales, 24.9% through used rental equipment sales, 8.7% through retail part sales, 6.7% through rental related transportation services and 13.3% through repair and maintenance services provided with respect to cranes on rent and services provided otherwise.

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Equipment rentals	40.9%	45.6%	42.0%	46.9%
Retail equipment sales	4.7%	16.1%	4.3%	16.6%
Used rental equipment sales	27.0%	7.8%	24.9%	5.0%
Retail parts sales	7.7%	11.4%	8.7%	12.5%
Transportation	7.9%	6.2%	6.8%	6.3%
Equipment repairs and maintenance	11.8%	12.9%	13.3%	12.7%

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and six month periods ended June 30, 2012 and 2011 for the equipment types owned during those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Crawler Cranes	39.4%	38.6%	38.2%	40.7%
Rough Terrain Cranes*	67.6%	68.9%	61.1%	67.9%
Boom Trucks	43.1%	53.3%	43.1%	51.0%
Self-Erecting Tower Cranes	26.5%	21.5%	27.4%	19.9%
City & Other Tower Cranes	55.1%	43.0%	51.5%	43.1%
Forklifts and Other Equipment**	13.6%	39.6%	24.1%	39.4%

*    Includes the impact of a 22.6% and 19.4% increase in the number of units available for rent for the three and six month periods ended June 30, 2012 as compared to the same period in the prior year.

**   Includes the impact of the Company’s strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise.

Current Environment

Management believes that, in the long-term, Essex Crane’s strong niche market position and improvements in the Company’s fleet through investment in new cranes and the Coast Acquisition will provide opportunity for future growth. Management bases such belief on the assumption that, in the long-term, there will be improvements in our customers’ ability to obtain financing, including credit for infrastructure projects. We cannot however be certain that our customers’ access to financing for infrastructure projects, including credit, will improve.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The Company had a net loss of $2.9 million for the three months ended June 30, 2012. Total revenue, cost of revenues and gross profit were $27.2 million, $21.9 million and $5.3 million, respectively, for the three months ended June 30, 2012. Selling, general, administrative and other expenses of $6.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended June 30, 2012. The Company had an income tax benefit of $1.6 million for the three months ended June 30, 2012 related to loss before income taxes of $4.5 million.

The Company had a net loss of $4.5 million for the three months ended June 30, 2011. Total revenue, cost of revenues and gross profit were $22.3 million, $19.5 million and $2.9 million, respectively, for the three months ended June 30, 2011. Selling, general, administrative and other expenses of $7.5 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended June 30, 2011. The Company had an income tax benefit of $2.8 million for the three months ended June 30, 2011 related to loss before income taxes of $7.4 million.

Revenues

Revenues for the three months ended June 30, 2012 were $27.2 million, a 21.7% increase compared to revenues of $22.3 million for the three months ended June 30, 2011.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment revenues
Equipment rentals	$21,612,254	$14,606,977	7,005,277	48.0%
Equipment distribution	1,277,506	3,591,291	(2,313,785)	-64.4%
Parts and service	4,301,079	4,146,237	154,842	3.7%

Total revenues	$27,190,839	$22,344,505	4,846,334	21.7%

•	Equipment rental segment revenues, which represents 79.5% of total revenues, was $21.6 million for the three months ended June 30, 2012, a 48.0% increase from $14.6 million for the three months June 30, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 40.9% of total revenues, was $11.1 million for the three months ended June 30, 2012, a 9.3% increase from $10.2 million for the three months ended June 30, 2011. Utilization for crawler cranes, as measured on a “days” basis, increased to 39.4% for the three month period ended June 30, 2012 compared to 38.6% for the same period in the prior year. There was an increase in average crawler crane rental rate of 11.0% to $17,042 (per crane per rental month) for the three months ended June 30, 2012 from $15,347 for the three months ended June 30, 2011. Utilization for rough terrain and tower cranes for the three months ended June 30, 2012 were 67.6% and 42.7%, respectively, as compared to 68.9% and 34.3%, respectively, for the three months ended June 30, 2011. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 7.9% of total revenues, was $2.1 million for the three months ended June 30, 2012, a 53.7% increase from $1.4 million for the three months ended June 30, 2011. The increase in transportation revenue is directly attributable to the increase in equipment on rent and rental locations of the cranes on rent. Used rental equipment sales revenue was $7.3 million for the three months ended June 30, 2012; a $5.6 million or 320.2% increase compared to the three month period ended June 30, 2011. During the quarter ended June 30, 2012, the Company sold 109 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company’s long-term strategy. During the quarter ended June 30, 2011, the Company sold fourteen pieces of rental equipment including six rough terrain cranes, one forklift, two personnel boom lifts, one scissor lift and four boom trucks.

•	Equipment distribution segment revenue, which represents 4.7% of total revenue, was $1.3 million for the three months ended June 30, 2012, a 64.4% decrease from $3.6 million for the three months ended June 30, 2011. The decline in equipment distribution segment revenue is due to a decline in the number of sales transactions as compared to the prior period.

•	Parts and service segment revenue, which represents 15.8% of total revenue, was $4.3 million for the three months ended June 30, 2012, a 3.7% increase from $4.1 million for the three months ended June 30, 2011. The increase is primarily attributable to an increase in third party service work performed on customer equipment.

Gross Profit

Gross Profit for the three months ended June 30, 2012 was $5.3 million, a 86.2% increase from gross profit of $2.9 million for the three months ended June 30, 2011. Gross profit margin was 19.6% for the three months ended June 30, 2012, relative to 12.8% for the three months ended June 30, 2011.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment gross profit
Equipment rentals	$3,993,885	$1,693,438	2,300,447	135.8%
Equipment distribution	18,719	378,331	(359,612)	-95.1%
Parts and service	1,313,979	788,516	525,463	66.6%

Total gross profit	$5,326,583	$2,860,285	2,466,298	86.2%

Equipment rentals segment gross profit (after overhead allocation) of $4.0 million for the three months ended June 30, 2012 increased $2.3 million or 135.8% as compared to the three months ended June 30, 2011. Gain on the sale of used rental equipment was $1.2 million for the three months ended June 30, 2012, a 376.5% increase from $0.3 million for the three months ended June 30, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to the increased sales of aerial work platforms acquired in the Coast Acquisition along with the sale of two crawler cranes, six rough terrain cranes and six boom trucks during the three months ended June 30, 2012. Sales during the three months ended June 30, 2011 included six rough terrain cranes, four boom trucks and four aerial work platforms.

Equipment distribution segment gross profit (after overhead allocation) of $19,000 (1.5% margin) for the three months ended June 30, 2012 decreased $0.4 million or 95.1% from $0.4 million (10.5% margin) for the three months ended June 30, 2011. The decreased gross profit and margin are functions of lower sales volume during the three months ended June 30, 2012.

Parts and service segment gross profit (after overhead allocation) of $1.3 million for the three months ended June 30, 2012 increased $0.5 million or 66.6% from $0.8 million for the three months ended June 30, 2011.

Total selling, general, administrative and other expenses for the three months ended June 30, 2012 were $6.9 million, a $0.6 million or 8.3% decrease from $7.5 million for the three months ended June 30, 2011. The decrease was related primarily to decreases in salary expense including stock compensation, professional fees, legal expenses and general office expenses partially offset by increases related to sales and marketing. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.4 million and $0.5 million of non-cash stock based compensation expense for the three month periods ended June 30, 2012 and 2011, respectively.

Interest expense increased 0.6% to $2.9 million for the three months ended June 30, 2012 from $2.9 million for the three months ended June 30, 2011. The increase in interest expense was related primarily to interest expense incurred on additional borrowings under our credit facilities. Interest expense for the three months ended June 30, 2012 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.1 million.

Income tax benefit was $1.6 million for the three months ended June 30, 2012 compared to a $2.8 million for the three months ended June 30, 2011.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 35.4% and 38.6% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Essex had 262 full-time employees at June 30, 2012 compared to 277 full-time employees at June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The Company had a net loss of $7.6 million for the six months ended June 30, 2012. Total revenue, cost of revenues and gross profit were $50.9 million, $42.2 million and $8.7 million, respectively, for the six months ended June 30, 2012. Selling, general, administrative and other expenses of $14.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $5.8 million for the six months ended June 30, 2012. The Company had an income tax benefit of $3.7 million for the six months ended June 30, 2012 related to loss before income taxes of $11.3 million.

The Company had a net loss of $9.2 million for the six months ended June 30, 2011. Total revenue, cost of revenues and gross profit were $43.8 million, $37.6 million and $6.2 million, respectively, for the six months ended June 30, 2011. Selling, general, administrative and other expenses of $15.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $5.7 million for the six months ended June 30, 2011. The Company had an income tax benefit of $5.2 million for the six months ended June 30, 2011 related to loss before income taxes of $14.4 million.

Revenues

Revenues for the six months ended June 30, 2012 were $50.9 million, a 16.2% increase compared to revenues of $43.8 million for the six months ended June 30, 2011.   The following table provides a summary of the Company’s revenues by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment revenues
Equipment rentals	$39,728,756	$27,854,403	11,874,353	42.6%
Equipment distribution	2,193,952	7,289,655	(5,095,703)	-69.9%
Parts and service	9,006,316	8,687,617	318,699	3.7%

Total revenues	$50,929,024	$43,831,675	7,097,349	16.2%

•	Equipment rental segment revenues, which represents 78.0% of total revenues, was $39.7 million for the six months ended June 30, 2012, a 42.6% increase from $27.9 million for the six months June 30, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 42.0% of total revenues, was $21.4 million for the six months ended June 30, 2012, a 4.2% increase from $20.6 million for the six months ended June 30, 2011. Utilization for crawler cranes, as measured on a “days” basis, decreased to 38.2% for the six month period ended June 30, 2012 compared to 40.7% for the same period in the prior year. There was an increase in average crawler crane rental rate of 7.8% to $16,638 (per crane per rental month) for the six months ended June 30, 2012 from $15,432 for the six months ended June 30, 2011. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 6.8% of total revenues, was $3.5 million for the six months ended June 30, 2012, a 25.9% increase from $2.8 million for the six months ended June 30, 2011. The increase in transportation revenue is directly attributable to an increase in the number of moves related to cranes going on and coming off rent. Used rental equipment sales revenue was $12.7 million for the six months ended June 30, 2012; a $10.5 million or 478.3% increase compared to the six month period ended June 30, 2011. During the six months ended June 30, 2012, the Company sold 280 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company’s long-term strategy. In addition to the aerial work platforms, the Company sold eleven boom trucks, eleven rough terrain cranes and two tower cranes. During the quarter ended June 30, 2011, the Company sold 28 pieces of rental equipment including seven rough terrain cranes and six boom trucks along with aerial work platforms.

•	Equipment distribution segment revenue, which represents 4.3% of total revenue, was $2.2 million for the six months ended June 30, 2012, a 69.9% decrease from $7.3 million for the six months ended June 30, 2011 and relates to a decrease in the number of sale transactions and the size of the transactions.

•	Parts and service segment revenue, which represents 17.7% of total revenue, was $9.0 million for the six months ended June 30, 2012, a 3.7% increase from $8.7 million for the six months ended June 30, 2011.

Gross Profit

Gross Profit for the six months ended June 30, 2012 was $8.7 million, a 40.6% increase from gross profit of $6.2 million for the six months ended June 30, 2011. Gross profit margin was 17.1% for the six months ended June 30, 2012, relative to 14.2% for the six months ended June 30, 2011.  The following table provides a summary of the Company’s gross profit by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment gross profit
Equipment rentals	$6,004,535	$3,541,236	2,463,299	69.6%
Equipment distribution	64,867	787,583	(722,716)	-91.8%
Parts and service	2,661,280	1,880,002	781,278	41.6%

Total gross profit	$8,730,682	$6,208,821	2,521,861	40.6%

Equipment rentals segment gross profit (after overhead allocation) of $6.0 million for the six months ended June 30, 2012 increased $2.5 million or 69.6% as compared to the six months ended June 30, 2011. Gain on the sale of used rental equipment was $1.8 million for the six months ended June 30, 2012, a 512.5% increase from $0.3 million for the six months ended June 30, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold, especially aerial work platforms during the six months ended June 30, 2012. There were no similar sales of aerial work platforms in the six months ended June 30, 2011.

Equipment distribution segment gross profit (after overhead allocation) of $0.1 (5.3% margin) for the six months ended June 30, 2012 decreased $0.7 million or 91.8% from $0.8 million (10.8% margin) for the six months ended June 30, 2011. The decreased gross profit and margin are functions of lower sales volume during the six months ended June 30, 2012.

Parts and service segment gross profit (after overhead allocation) of $2.7 million for the six months ended June 30, 2012 increased $0.8 million or 41.6% from $1.9 million for the six months ended June 30, 2011.

Total selling, general, administrative and other expenses for the six months ended June 30, 2012 were $14.2 million, a $1.0 million or 6.7% decrease from $15.2 million for the six months ended June 30, 2011. The decrease was related primarily to decreases in salary expense including stock compensation, consulting expense, legal expenses and general office expenses partially offset by increases related to sales and marketing and professional fees. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.8 million and $1.0 million of non-cash stock based compensation expense for the six month periods ended June 30, 2012 and 2011, respectively.

Interest expense increased 1.1% to $5.8 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011. The increase in interest expense was related primarily to interest expense incurred on additional borrowings under our credit facilities. Interest expense for the six months ended June 30, 2012 was reduced by the decrease in fair value of undesignated interest swaps by approximately $0.2 million.

Income tax benefit was $3.7 million for the six months ended June 30, 2012 compared to a $5.2 million for the six months ended June 30, 2011.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 32.7% and 36.3% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the six months ended June 30, 2012 was $2.4 million. This was primarily the result of net loss of $7.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, of $11.5 million, gains on the sale of rental equipment of $1.8 million, deferred income taxes of $3.8 million, change in fair value of interest rate swap of $0.4 million and stock-based compensation expense of $0.8 million, provided negative cash flows of approximately $1.4 million. The cash flows from operating activities were increased by a $0.4 million decrease in other receivables, a $0.1 million decrease in prepaid expenses and other assets, a $0.2 million decrease in retail equipment inventory, a $0.6 million decrease in spare parts inventory and a $0.8 million increase in unearned rental revenue and customer deposits. These cash flow increases were offset by a $2.9 million increase in accounts receivable and a $0.2 million decrease in accounts payable and accrued expenses.

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

Cash flow from investing activities. For the six months ended June 30, 2012, cash provided by investing activities was approximately $9.3 million. This was primarily the result of a $1.2 million decrease in accounts receivable related to rental equipment sales and $12.7 million in proceeds from the sales of rental equipment. These investing activity sources of cash were partially offset by purchases of rental equipment of $3.9 million and purchases of property and equipment of $0.6 million.

The Company’s cash used in investing activities for the six months ended June 30, 2011 was approximately $3.1 million. This was primarily the result of payments to acquire or improve rental equipment and property and equipment of $5.3 million. These uses of cash were partially offset by $2.2 million in proceeds on the sale of equipment.

Cash flow from financing activities. Cash used in financing activities was approximately $8.1 million for the six months ended June 30, 2012. This is primarily due to payments on short-term debt obligations of $0.3 million, payments for loan costs of $0.2 million and net payments on revolving credit facilities of $7.6 million. Total borrowings and payments on the revolving credit facilities were $45.0 million and $52.6 million, respectively, for the period.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from equipment sold of $7.3 million and $12.7 million during the three and six months ended June 30, 2012 were used primarily to pay down our outstanding debt balance. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. As of June 30, 2012, we had approximately $40.3 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $8.9 million of cash on hand; providing the company with $49.2 million of potential liquidity.

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

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended and restated to include Coast Crane Ltd. as a party to the credit facility. The amendment provided that equipment owned by Coast Crane Ltd. located in Canada may be included in the borrowing base calculation, which was previously prohibited. In accordance with the amendment, Coast Crane Ltd. is permitted to borrow up to $10.0 million under the Coast Crane credit facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended agreement is collateralized by a first priority security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility were used to repay Coast Crane Ltd.’s existing credit facility, which was terminated in connection with the amendment.

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

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell below $8.0 million) was triggered notwithstanding that Coast Crane and Coast Crane Ltd. had combined excess availability of $9.5 million, $8.4 million and $8.5 million as of January 31, 2012, February 29, 2012 and March 31, 2012, respectively. The modified fixed charge coverage ratio included in the May 7, 2012 amendment replaced the springing trailing twelve month fixed charge coverage ratio. The May 7, 2012 amendment also addressed and waived Coast Crane’s non-compliance (which existed as of March 31, 2012) with certain delivery and reporting requirements contained in the Coast Crane Revolving Credit Facility.

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

Contractual Obligations

During the six months ended June 30, 2012, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2012, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of June 30, 2012 for which we have an interest rate swap to effectively fix the interest rate at 4.96% on $100.0 million of the $153.9 million of outstanding borrowings under Essex Crane’s senior secured credit The weighted average interest rate in effect on all of the Company’s borrowings at June 30, 2012 was 3.49% excluding the impact of the interest rate swaps and 4.61% taking into consideration the swaps. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swap at June 30, 2012 would increase our interest expense by approximately $0.7 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at June 30, 2012.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Mine Safety Disclosures

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

ESSEX RENTAL CORP.

Dated: August 8, 2012	By:	/s/ Ronald Schad
Ronald Schad Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2012	By:	/s/ Martin Kroll
Martin Kroll Chief Financial Officer
(Principal Financial and Accounting Officer)