Form 10-Q
period 2012-09-30
Essex Rental Corp.
filed 2012-11-09
CIK 1373988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

24,555,818 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on November 1, 2012.

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

ESSEX RENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,842,578	$9,030,383
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,777,000 and $2,916,000, respectively	15,938,378	14,311,343
Other receivables	2,359,268	2,712,353
Deferred tax assets	2,034,922	3,478,114
Inventory
Retail equipment inventory	702,785	2,212,530
Retail spare parts inventory, net	1,174,194	1,506,680
Prepaid expenses and other assets	1,296,931	1,944,068
TOTAL CURRENT ASSETS	31,349,056	35,195,471

Rental equipment, net	310,625,685	328,955,023
Property and equipment, net	6,759,066	7,876,432
Spare parts inventory, net	3,214,430	3,380,090
Identifiable finite lived intangibles, net	1,487,143	1,893,920
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,346,574	1,803,167

TOTAL ASSETS	$356,578,080	$380,900,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,421,747	$4,893,500
Accrued employee compensation and benefits	1,921,325	1,750,956
Accrued taxes	3,440,162	3,592,912
Accrued interest	1,235,132	833,642
Accrued other expenses	1,405,476	830,295
Unearned rental revenue	1,537,772	1,106,781
Customer deposits	442,180	142,581
Short-term debt obligations	673,403	673,403
Interest rate swaps	415,852	2,470,779
Current portion of capital lease obligation	4,997	7,199
TOTAL CURRENT LIABILITIES	15,498,046	16,302,048

LONG-TERM LIABILITIES
Revolving credit facilities	212,321,152	222,088,941
Promissory notes	5,106,838	5,034,741
Other long-term debt obligations	1,346,806	1,851,859
Deferred tax liabilities	45,684,525	51,650,482
Capital lease obligation	-	3,150
TOTAL LONG-TERM LIABILITIES	264,459,321	280,629,173

TOTAL LIABILITIES	279,957,367	296,931,221

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,555,818 shares at September 30, 2012 and 24,428,092 shares at December 31, 2011	2,456	2,443
Paid in capital	124,077,752	122,815,398
Accumulated deficit	(47,225,948)	(37,577,983)
Accumulated other comprehensive loss, net of tax	(233,547)	(1,270,850)
TOTAL STOCKHOLDERS' EQUITY	76,620,713	83,969,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$356,578,080	$380,900,229

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Equipment rentals	$12,594,578	$10,706,249	$34,012,046	$31,259,097
Retail equipment sales	1,231,984	4,774,162	3,425,936	12,063,817
Used rental equipment sales	3,117,062	1,050,861	15,787,256	3,241,636
Retail parts sales	2,371,090	2,279,564	6,792,723	7,742,753
Transportation	1,601,592	1,257,477	5,076,221	4,018,380
Equipment repairs and maintenance	3,223,929	3,215,460	9,975,077	8,789,765

TOTAL REVENUES	24,140,235	23,283,773	75,069,259	67,115,448

COST OF REVENUES
Salaries, payroll taxes and benefits	2,651,730	2,652,646	8,357,781	7,486,173
Depreciation	5,102,680	5,297,958	15,488,491	15,676,170
Retail equipment sales	1,087,227	3,961,818	2,914,330	10,086,211
Used rental equipment sales	2,481,144	806,320	13,317,224	2,697,658
Retail parts sales	1,766,785	1,299,113	5,253,436	5,666,453
Transportation	1,526,528	1,202,745	4,561,182	3,856,314
Equipment repairs and maintenance	2,426,689	3,676,144	7,792,362	9,940,764
Yard operating expenses	737,556	789,765	2,293,875	1,899,620

TOTAL COST OF REVENUES	17,780,339	19,686,509	59,978,681	57,309,363

GROSS PROFIT	6,359,896	3,597,264	15,090,578	9,806,085

Selling, general and administrative expenses	6,625,267	6,614,747	20,158,088	21,153,942
Other depreciation and amortization	321,893	343,538	958,348	985,468

LOSS FROM OPERATIONS	(587,264)	(3,361,021)	(6,025,858)	(12,333,325)

OTHER INCOME (EXPENSES)
Other income	30,435	39,685	32,861	314,408
Interest expense	(2,875,405)	(2,818,680)	(8,658,387)	(8,539,910)
Foreign currency exchange gains (losses)	140,685	(9,628)	85,605	(9,558)
TOTAL OTHER INCOME (EXPENSES)	(2,704,285)	(2,788,623)	(8,539,921)	(8,235,060)

LOSS BEFORE INCOME TAXES	(3,291,549)	(6,149,644)	(14,565,779)	(20,568,385)

BENEFIT FOR INCOME TAXES	(1,231,923)	(2,496,110)	(4,917,814)	(7,726,567)

NET LOSS	$(2,059,626)	$(3,653,534)	$(9,647,965)	$(12,841,818)

Weighted average shares outstanding:
Basic	24,555,818	24,428,092	24,541,462	23,620,583
Diluted	24,555,818	24,428,092	24,541,462	23,620,583

Loss per share:
Basic	$(0.08)	$(0.15)	$(0.39)	$(0.54)
Diluted	$(0.08)	$(0.15)	$(0.39)	$(0.54)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(2,059,626)	$(3,653,534)	$(9,647,965)	$(12,841,818)

Other comprehensive income, net of tax

Foreign currency translation adjustments	17,697	(16,081)	33,233	(8,918)
Change in fair value of interest rate swap, net of tax of $241,397 and $218,905 for the three months ended September 30, 2012 and 2011, respectively, and $652,826 and $451,634 for the nine months ended September 30, 2012 and 2011, respectively	371,276	329,899	1,004,070	697,558

Other comprehensive income	388,973	313,818	1,037,303	688,640

Comprehensive loss	$(1,670,653)	$(3,339,716)	$(8,610,662)	$(12,153,178)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,647,965)	$(12,841,818)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of tangible assets	16,174,843	16,166,237
Amortization of loan acquisition costs
and other intangibles	920,451	1,051,417
Amortization of promissory notes discount	72,097	72,097
Gain on sale of rental equipment	(2,470,032)	(543,978)
Deferred income taxes	(5,011,286)	(7,684,250)
Share based compensation expense	1,140,426	1,498,674
Change in fair value of interest rate swaps	(398,031)	(764,422)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,790,035)	(1,078,253)
Other receivables	353,085	1,402,052
Prepaid expenses and other assets	647,137	1,785,578
Retail equipment inventory	85,063	3,375,281
Spare parts inventory	491,327	532,607
Accounts payable and accrued expenses	644,479	7,029,170
Unearned rental revenue	430,991	171,343
Customer deposits	299,599	(2,184,752)
Total changes in operating assets and liabilities	161,646	11,033,026
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	942,149	7,986,983

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(7,713,011)	(14,085,931)
Purchases of property and equipment	(792,047)	(1,258,990)
Accounts receivable from rental equipment sales	1,163,000	-
Proceeds from sale of rental equipment	15,787,256	3,241,636

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,445,198	(12,103,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	68,494,929	65,616,196
Payments on revolving credit facilities	(78,262,718)	(69,273,637)
Payments on short-term debt obligations	(505,053)	(2,085,051)
Payments on capital lease obligation	(5,769)	(5,769)
Proceeds from the exercise of warrants	-	19,778,015
Payments for loan acquisition costs	(191,862)	(109,586)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,470,473)	13,920,168

Effect of exchange rate changes on cash and cash equivalents	(104,679)	(35,141)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,187,805)	9,768,725

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,030,383	3,474,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,842,578	$13,243,039

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$121,943	$-
Equipment obtained through capital lease	$2,619	$775
Equipment purchased directly through short-term debt obligation	$-	$1,012,500
Unrealized gain on designated derivative instruments, net of tax	$(1,004,070)	$(697,558)

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$7,210,412	$8,118,203
Cash paid (received) for income taxes, net	$42,476	$(682,544)

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

The Company, through its subsidiaries, Essex Crane and Coast Crane, is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry mainly throughout the United States of America, including Hawaii and Alaska, Guam and Canada. The assets are rented for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial, residential and infrastructure related projects. The Company, through its subsidiary Coast Crane, is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

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

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. For further information, please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at September 30, 2012:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other identifiable intangible assets:

Essex Crane customer relationship	$784,826	$(784,826)	$-
Essex Crane trademark	804,130	(804,130)	-
Coast Crane customer relationship	1,500,000	(392,857)	1,107,143
Coast Crane trademark	600,000	(220,000)	380,000
	$3,688,956	$(2,201,813)	$1,487,143

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $0 and $77,910 for the three months ended September 30, 2012 and 2011, respectively, and $64,591 and $213,765 for the nine months ended September 30, 2012 and 2011, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $0 and $76,217 for the three months ended September 30, 2012 and 2011, respectively, and $70,191and $214,128 for the nine months ended September 30, 2012 and 2011, respectively, as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the three months ended March 31, 2012.

The Company’s amortization expense associated with other intangible assets was $83,571 and $149,868 for the three months ended September 30, 2012 and 2011, respectively, and $271,995 and $495,401 for the nine months ended September 30, 2012 and 2011, respectively.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2012 for the years ended December 31:

2012	$83,571
2013	334,288
2014	334,288
2015	324,288
2016 and thereafter	410,708

Total	$1,487,143

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average
	September 30,	December 31,	Interest as of	Maturity
	2012	2011	September 30, 2012 (1)	Date Ranges
Essex Crane revolving credit facility	$152,572,169	$157,751,206	2.49%	Oct-13
Coast Crane revolving credit facility	59,748,983	64,337,735	5.31%	Nov-14
Unsecured promissory notes (related party) (2)	5,106,838	5,034,741	11.90%	Dec-13
Purchase money security interest debt	1,346,806	1,851,859	3.67%	Sep-15
Purchase money security interest debt - short-term	673,403	673,403	3.67%	within 1 year

Total debt obligations outstanding	$219,448,199	$229,648,944

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

Borrowings under the Essex Crane Revolving Credit Facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at September 30, 2012) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.22% at September 30, 2012) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At September 30, 2012 and December 31, 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively. See Note 5 Derivatives and Hedging Activities – Interest Rate Swap Agreements for additional detail.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $187.9 million and $187.8 million as of September 30, 2012 and December 31, 2011, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $35.3 million and $30.0 million as of September 30, 2012 and December 31, 2011, respectively. As of December 31, 2011, there was $3.6 million of available formulated collateral in excess of the maximum borrowing amount of $190.0 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2012 and for the three and nine months then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane Revolving Credit Facility.  Some of the financial covenants, including a fixed charge coverage ratio and rental equipment utilization ratio, do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $35.3 million exceeded the threshold at September 30, 2012. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At September 30, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.39%, 3.25% and 0.50%, respectively. At December 31, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.56%, 3.25% and 0.50%, respectively.

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

The maximum amount that could be borrowed under the Coast Crane Revolving Credit Facility, net of reserves was approximately $65.1 million and $73.7 million as of September 30, 2012 and December 31, 2011, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $5.3 million, after certain lender reserves of $3.7 million, as of September 30, 2012, and $9.3 million as of December 31, 2011. As of December 31, 2011, there was $2.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $120,162 and $192,259 as of September 30, 2012 and December 31, 2011, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of September 30, 2012, the purchase money security interest debt consisted of the financing of five pieces of equipment. These amortizing debt obligations were assumed by the Company in conjunction with the Coast Acquisition. Interest accrues on the outstanding loans at LIBOR plus 3.25% and is payable monthly in arrears. As the loans are amortizing, approximately $0.7 million of the total $2.0 million in principal payments is due prior to September 30, 2013 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of September 30, 2012.

As described above, Essex Crane and Coast Crane (including Coast Crane Ltd.) are permitted to incur up to $1.5 million and $7.0 million ($10.0 million after 2012), respectively, of secured purchase money indebtedness under the terms of, and subject to certain conditions set forth in, the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, respectively.

As of December 31, 2011, the purchase money security interest debt consisted of the financing of five pieces of equipment with an interest rate of LIBOR plus 3.25%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of September 30, 2012 and 2011, the Company had one and four interest rate swaps outstanding, respectively, which involves receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The swap agreement established a fixed rate of interest for the Company and requires the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement has been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of September 30, 2012, the Company had effectively fixed through 2012, from a cash flow perspective, the interest rate on approximately 66% of Essex Crane’s credit facility.  At September 30, 2012 and December 31, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96% and the interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.52% and 2.57%, respectively. The weighted average interest rate of the Essex Crane Revolving Credit Facility, including the impact of the interest rate swap was 4.12% and 4.09% as of September 30, 2012 and December 31, 2011, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the three or nine month periods ended September 30, 2012 or 2011.

For the three months ended September 30, 2012 and 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $612,673 ($371,276 net of tax) and $548,804 ($329,899 net of tax), respectively. The change in net unrealized loss for the nine months ended September 30, 2012 and 2011 was $1,656,896 ($1,004,070 net of tax) and $1,149,192 ($697,558 net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the twelve month period ending September 30, 2013, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received an interest rate based on three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three and nine month periods ended September 30, 2012 were $0 and $398,031, respectively and was reported as a component of interest expense in its consolidated statement of operations. The changes in fair values of the assumed swaps for the three and nine month periods ended September 30, 2011 was an unrealized gain of approximately $288,561 and $764,422, respectively and was reported as a component of interest expense in its consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 4.62% and 5.09% at September 30, 2012 and December 31, 2011, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $632,000 and $643,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,891,000 and $1,974,000 for the nine months ended September 30, 2012 and 2011, respectively.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the Balance Sheet as of September 30, 2012 and December 31, 2011:

Disclosure of Fair Value of Liability Derivatives

		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2012	2011
Derivative designated as hedging instrument

Interest Rate Swap	Current liabilities	$415,852	$2,072,748

Undesignated economic derivatives

Interest Rate Swaps	Current liabilities	-	398,031

Total fair value of liability derivatives		$415,852	$2,470,779

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the nine months ended September 30, 2012 and 2011.  These amounts are presented as other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Nine Months Ended September 30, 2012

Interest Rate Swap	$(219,421)	Interest expense	$(1,876,317)	Other income / (expense)	$-

For the Nine Months Ended September 30, 2011

Interest Rate Swap	$(739,560)	Interest expense	$(1,888,752)	Other income / (expense)	$-

Credit-risk-related Contingent Features

Essex Crane has an agreement with its derivative counterparty that contains a provision where if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on their derivative obligations.

As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $0.4 million. As of September 30, 2012, the Company has not posted any cash collateral related to these agreements other than a reserve against available borrowings of $0.4 million as of September 30, 2012 related to the fair values of outstanding interest rate swaps under the Essex Crane revolving credit facility. If the Company had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of approximately $0.4 million.

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $0.4 million and $2.5 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based upon the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also consider the impact of both its own and the respective counterparty’s non-performance risk. In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at September 30, 2012 and December 31, 2011 for each major category of assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	9/30/2012	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$415,852	-	$415,852	-

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swaps	$2,470,779	-	$2,470,779	-

The fair value of the Company’s total debt obligations was approximately $219.9 million as of September 30, 2012 calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than the interest rate swap and debt obligations, including cash and cash equivalents approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7. Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(2,059,626)	$(3,653,534)	$(9,647,965)	$(12,841,818)

Weighted average shares outstanding:
Basic	24,555,818	24,428,092	24,541,462	23,620,583

Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-

Diluted	24,555,818	24,428,092	24,541,462	23,620,583

Basic earnings (loss) per share	$(0.08)	$(0.15)	$(0.39)	$(0.54)
Diluted earnings (loss) per share	$(0.08)	$(0.15)	$(0.39)	$(0.54)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding for the three and nine months ended September 30, 2012 and 2011 are 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The UPO Units that could be converted into zero weighted average common shares for the three and nine month periods ended September 30, 2012, respectively, and 1,200,000 weighted average common shares for the three and nine month periods ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into 82,685 and 83,469 weighted average common shares for the three and nine months ended September 30, 2012, respectively, and 55,045 and 65,185 weighted average common shares for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into 41,987 and 95,260 weighted average common shares for the three months ended September 30, 2012 and 2011 and weighted average options that could be converted into 8,514 and 131,228 weighted average common shares for the nine months ended September 30, 2012 and 2011, respectively were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,764 and 89,808 weighted average common shares for the three month periods ended September 30, 2012 and 2011 and weighted average warrants outstanding that could be converted into 89,749 and 228,235 weighted average common shares for the nine months ended September 30, 2012 and 2011, respectively were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of September 30, 2012, there were 90,000 privately-issued warrants and 1,474,719 stock options outstanding, which are exercisable at weighted average exercise prices of $0.01 and $5.45, respectively. As of September 30, 2011, there were 90,000 privately-issued warrants, 1,474,719 stock options, and the UPO for 600,000 units outstanding, which were exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

8. Income Taxes

The Company’s effective tax rate of 33.8% for the nine month period ended September 30, 2012 was lower than the statutory federal rate due to state taxes. The Company’s effective tax rate of 37.6% for the nine month period ended September 30, 2011 was higher than the statutory federal rate due to state taxes.

At September 30, 2012, the Company has unused federal net operating loss carry-forwards totaling approximately $131.8 million that begin expiring in 2022. As of September 30, 2012, the Company also has unused state net operating loss carry-forwards totaling approximately $70.8 million which expire between 2012 and 2032. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years.

The Company also has remaining excess tax goodwill of approximately $2.8 million as of September 30, 2012 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining four year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2009.

The Company had unrecognized tax benefits of approximately $0.1 million as of September 30, 2012 and December 31, 2011 primarily associated with tax positions taken in a prior year. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and nine month periods ended September 30, 2012 or 2011.

The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

9. Stock Based Compensation

The Company may issue up to 1,500,000 shares of common stock pursuant to its 2011 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. Options to purchase shares of common stock are granted at its market price on the grant date and expire ten years from issuance.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table summarizes information regarding options outstanding and exercisable at September 30, 2012:

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Options Outstanding (1)			Options Exercisable (2)
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contratual	Exercise		Contratual	Exercise
	Options	Term (Years)	Price	Options	Term (Years)	Price
2008 Options Grant	565,000	6.22	$4.50	565,000
2010 Options Grant	485,969	7.47	6.45	323,978
2011 Options Grant	423,750	8.30	5.58	141,250

	1,474,719	7.23	$5.45	1,030,228	6.90	$5.26

Vested and expected to vest as of September 30, 2012	1,474,719	7.23	$5.45

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of September 30, 2012 is $0 calculated using the Company's closing share price of $3.07.

(2)	The aggregate intrinsic value of options exercisable as of September 30, 2012 is $0 calculated using the Company's closing share price of $3.07.

There were 726,989 options exercisable at December 31, 2011 with a weighted average exercise price of $4.93.

Restricted Shares of Common Stock

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. One half of these shares vested on January 3, 2012 and the remainder will vest on January 3, 2013, and as such, 83,474 were vested as of September 30, 2012.

The Company recorded $382,486 and $502,461 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively. The Company recorded $1,140,426 and $1,498,674 of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively. There was approximately $0.8 million and $2.0 million of total unrecognized compensation cost as of September 30, 2012 and December 31, 2011, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company issued zero and 56,868 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the three and nine months ended September 30, 2012. The Company also issued 83,474 shares of restricted common stock to the employees of Coast Crane during the nine months ended September 30, 2012. The Company withheld 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance. The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $19,778,000 during the three months ended March 31, 2011. Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Segment revenues
Equipment rentals	$18,590,513	$14,414,065	$58,319,269	$42,268,468
Equipment distribution	1,231,984	4,774,162	3,425,936	12,063,817
Parts and service	4,317,738	4,095,546	13,324,054	12,783,163

Total revenues	$24,140,235	$23,283,773	$75,069,259	$67,115,448

Segment gross profit
Equipment rentals	$5,103,400	$2,217,565	$11,107,935	$5,758,801
Equipment distribution	(4,531)	636,249	60,336	1,423,832
Parts and service	1,261,027	743,450	3,922,307	2,623,452

Total gross profit	$6,359,896	$3,597,264	$15,090,578	$9,806,085

The following table presents information about our reportable segments related to total assets:

	September 30, 2012	December 31, 2011
Segment identified assets

Equipment rentals	$333,798,862	$351,401,140
Equipment distribution	1,071,404	2,647,061
Parts and service	5,874,589	6,847,679
Total segment identified assets	340,744,855	360,895,880
Non-segmented identified assets	15,833,225	20,004,349

Total assets	$356,578,080	$380,900,229

The Company operates primarily in the United States. Our sales to international customers for the three month period ended September 30, 2012 were 13% of total revenues. No individual customer accounted for more than 10% or our revenues on an overall basis for the three months ended September 30, 2012. Within the equipment distribution segment, three customers individually accounted for approximately 42%, 30% and 23%, respectively, of revenues. The concentration of revenues from customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

ESSEX RENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Sales to international customers for the nine month period ended September 30, 2012 were 9% of total revenues. No individual customer accounted for more than 10% of our revenues on an overall basis for the nine months ended September 30, 2012. Within the equipment distribution segment, five customers individually accounted for approximately 17%, 16%, 15%, 14% and 11%, respectively, of revenues for the nine months ended September 30, 2012. The concentration of revenues from customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Sales to international customers for the three and nine month periods ended September 30, 2011 were 7.3% and 4.9%, respectively, of total revenues. No one customer accounted for more than 10% of our revenues on an overall or segmented basis during the three and nine month periods ended September 30, 2011, except as described below. Within the equipment distribution segment, four customers individually accounted for approximately 18%, 16%, 13% and 12% of revenues on a segmented basis for the nine months ended September 30, 2011. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

12. Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity approximately $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three and nine month periods ended September 30, 2012 include $23,066 and $69,192, respectively, of rent expense related to these agreements. The Company’s statements of operations for the three and nine month periods ended September 30, 2011 include $22,500 and $67,500, respectively, of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.0 million and $2.1 million, respectively, at September 30, 2012 and approximately $3.2 million and $2.6 million, respectively, at December 31, 2011.

13. Subsequent Events

The Company has evaluated subsequent events through the date of this filing. Subsequent to September 30, 2012, the Company entered into a new $0.7 million debt obligation related to the purchase of two cranes. The obligation is secured by the cranes purchased, has an expected term of 60 months, and the Company will pay interest at a rate of LIBOR plus 5.38%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2012, and its results of operations for the three and nine month periods ended September 30, 2012 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Equipment Rental Segment    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks, tower cranes, and other construction related rental equipment. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base crawler cranes and tower cranes.  We also offer transportation, rigging and repair and maintenance services while equipment is on rent. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months. Boom trucks and other smaller equipment may be rented as frequently as daily. The contracts typically provide for an agreed rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

Equipment Distribution Segment We offer a variety of new construction equipment products for sale including tower cranes, boom trucks, rough terrain cranes and other lifting equipment used in the construction industry, in addition to used equipment acquired as trade-ins. The revenue from retail equipment sales is primarily driven by the level of construction activity in a particular geographic region. Equipment sales revenue is recognized at the time ownership transfers, which is generally based on delivery and/or inspection and acceptance of the equipment in accordance with the terms of the corresponding agreement. Our equipment distribution operations are conducted through our Coast Crane subsidiary.

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

In summary, for the three months ended September 30, 2012, 77.0% of total revenues were derived from our equipment rental segment, 5.1% from our equipment distribution segment and 17.9% from our parts and service segment. More specifically, 52.2% of total revenues were generated from equipment rentals, 5.1% from retail equipment sales, 12.9% from used rental equipment sales, 9.8% from retail part sales, 6.6% from rental related transportation services and 13.4% from repair and maintenance services provided with respect to cranes on rent and services provided otherwise. For the nine months ended September 30, 2012, 77.7% of total revenues were derived from our equipment rental segment, 4.6% from our equipment distribution segment and 17.7% from our parts and service segment. More specifically, 45.3% of total revenues were generated from equipment rentals, 4.6% from retail equipment sales, 21.0% from used rental equipment sales, 9.0% from retail part sales, 6.8% from rental related transportation services and 13.3% from repair and maintenance services provided with respect to cranes on rent and services provided otherwise.

The following table provides a summary of the Company’s revenue generating activities discussed above expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Equipment rentals	52.2%	46.0%	45.3%	46.6%
Retail equipment sales	5.1%	20.5%	4.6%	18.0%
Used rental equipment sales	12.9%	4.5%	21.0%	4.8%
Retail parts sales	9.8%	9.8%	9.0%	11.5%
Transportation	6.6%	5.4%	6.8%	6.0%
Equipment repairs and maintenance	13.4%	13.8%	13.3%	13.1%

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and nine month periods ended September 30, 2012 and 2011 for the equipment types owned during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Crawler Cranes	43.4%	39.5%	40.0%	40.3%
Rough Terrain Cranes*	69.3%	63.2%	63.8%	66.3%
Boom Trucks	61.9%	60.3%	49.1%	54.1%
Self-Erecting Tower Cranes	33.1%	29.4%	29.3%	23.1%
City & Other Tower Cranes	54.7%	37.5%	52.6%	41.2%
Forklifts and Other Equipment**	5.9%	41.6%	20.2%	40.1%

* Includes the impact of a 17.0% and 20.2% increase in the number of units available for rent for the three and nine month periods ended September 30, 2012 as compared to the same period in the prior year.

** Includes the impact of a 74.7% and 61.2% decrease in the number of units available for rent for the three and nine month periods ended September 30, 2012 as compared to the same period in the prior year. The reduction in the number of units available for rent reflects the impact of the Company's strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise.

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

Adjusted EBITDA to Net Income Reconciliation

Management believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliation, provides useful information about the operating performance of our core business. Adjusted EBITDA is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to net income. Adjusted EBITDA represents the sum of net income, tax benefit, foreign currency exchange gains and losses, interest expense, other income, depreciation and amortization as outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(2,059,626)	$(3,653,534)	$(9,647,965)	$(12,841,818)
Benefit for income taxes	(1,231,923)	(2,496,110)	(4,917,814)	(7,726,567)
Foreign currency exchange (gains) losses	(140,685)	9,628	(85,605)	9,558
Interest expense	2,875,405	2,818,680	8,658,387	8,539,910
Other income	(30,435)	(39,685)	(32,861)	(314,408)

Loss from operations	(587,264)	(3,361,021)	(6,025,858)	(12,333,325)

Depreciation	5,102,680	5,297,958	15,488,491	15,676,170
Other depreciation and amortization	321,893	343,538	958,348	985,468

Adjusted EBITDA	$4,837,309	$2,280,475	$10,420,981	$4,328,313

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The Company had a net loss of $2.1 million for the three months ended September 30, 2012. Total revenue, cost of revenues and gross profit were $24.1 million, $17.8 million and $6.4 million, respectively, for the three months ended September 30, 2012. Total selling, general, administrative and other expenses of $6.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended September 30, 2012. The Company had an income tax benefit of $1.2 million for the three months ended September 30, 2012 related to loss before income taxes of $3.3 million. Adjusted EBITDA for the three months ended September 30, 2012 was $4.8 million.

The Company had a net loss of $3.7 million for the three months ended September 30, 2011. Total revenue, cost of revenues and gross profit were $23.3 million, $19.7 million and $3.6 million, respectively, for the three months ended September 30, 2011. Total selling, general, administrative and other expenses of $7.0 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.8 million for the three months ended September 30, 2011. The Company had an income tax benefit of $2.5 million for the three months ended September 30, 2011 related to loss before income taxes of $6.1 million. Adjusted EBITDA for the three months ended September 30, 2011 was $2.3 million.

Revenues

Revenues for the three months ended September 30, 2012 were $24.1 million, a 3.7% increase compared to revenues of $23.3 million for the three months ended September 30, 2011.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment revenues
Equipment rentals	$18,590,513	$14,414,065	$4,176,448	29.0%
Equipment distribution	1,231,984	4,774,162	(3,542,178)	-74.2%
Parts and service	4,317,738	4,095,546	222,192	5.4%

Total revenues	$24,140,235	$23,283,773	$856,462	3.7%

•	Equipment rental segment revenues, which represents 77.0% of total revenues, was $18.6 million for the three months ended September 30, 2012, a 29.0% increase from $14.4 million for the three months September 30, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 52.2% of total revenues, was $12.6 million for the three months ended September 30, 2012, a 17.6% increase from $10.7 million for the three months ended September 30, 2011. Utilization for crawler cranes, as measured on a “days” basis, increased to 43.4% for the three month period ended September 30, 2012 compared to 39.5% for the same period in the prior year. Utilization for rough terrain and tower cranes for the three months ended September 30, 2012 were 69.3% and 46.8%, respectively, as compared to 63.2% and 34.4%, respectively, for the three months ended September 30, 2011. There was an increase in average crawler crane rental rate of 10.7% to $17,560 (per crane per rental month) for the three months ended September 30, 2012 from $15,868 for the three months ended September 30, 2011. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 6.6% of total revenues, was $1.6 million for the three months ended September 30, 2012, a 27.4% increase from $1.3 million for the three months ended September 30, 2011. The increase in transportation revenue is directly attributable to the increase in equipment on rent and rental locations of the cranes on rent. Used rental equipment sales revenue was $3.1 million for the three months ended September 30, 2012; a $2.1 million or 196.6% increase compared to the three month period ended September 30, 2011. During the quarter ended September 30, 2012, the Company sold twenty-nine pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company’s core rental equipment or its long-term strategy, along with eight boom trucks, three rough terrain cranes (including two industrial cranes) and two crawler cranes. During the three months ended September 30, 2011, the Company sold twelve pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold one boom truck, three rough terrain cranes (including one industrial crane) and two tower cranes during the three months ended September 30, 2011.

•	Equipment distribution segment revenue, which represents 5.1% of total revenue, was $1.2 million for the three months ended September 30, 2012, a 74.2% decrease from $4.8 million for the three months ended September 30, 2011. The decline in equipment distribution segment revenue is due to a decline in the number of sale transactions as compared to the prior period.

•	Parts and service segment revenue, which represents 17.9% of total revenue, was $4.3 million for the three months ended September 30, 2012, a 5.4% increase from $4.1 million for the three months ended September 30, 2011. The increase is primarily attributable to an increase in third party service work performed on customer equipment.

Gross Profit

Gross Profit for the three months ended September 30, 2012 was $6.4 million, a 76.8% increase from gross profit of $3.6 million for the three months ended September 30, 2011. Gross profit margin was 26.3% for the three months ended September 30, 2012, compared to 15.4% for the three months ended September 30, 2011.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment gross profit (loss)
Equipment rentals	$5,103,400	$2,217,565	$2,885,835	130.1%
Equipment distribution	(4,531)	636,249	(640,780)	-100.7%
Parts and service	1,261,027	743,450	517,577	69.6%

Total gross profit	$6,359,896	$3,597,264	$2,762,632	76.8%

Equipment rentals segment gross profit (after overhead allocation) of $5.1 million for the three months ended September 30, 2012 increased $2.9 million or 130.1% as compared to the three months ended September 30, 2011. Gain on the sale of used rental equipment was $0.6 million for the three months ended September 30, 2012, a 160.0% increase from $0.2 million for the three months ended September 30, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold during the three months ended September 30, 2012.

Equipment distribution segment gross loss (after overhead allocation) of $5,000 (-0.4% margin) for the three months ended September 30, 2012 decreased $0.6 million or 100.7% from $0.6 million (13.3% margin) for the three months ended September 30, 2011. The decreased gross profit and margin are functions of lower sales volume during the three months ended September 30, 2012.

Parts and service segment gross profit (after overhead allocation) of $1.3 million for the three months ended September 30, 2012 increased $0.5 million or 69.6% from $0.7 million for the three months ended September 30, 2011. The parts and service segment gross profit increase was driven by management’s implementation of several continuous improvement projects focused on improving margins on aftermarket parts and service work.

Total selling, general, administrative and other expenses for the three months ended September 30, 2012 and 2011 were $6.9 million. Decreases in salary expense, healthcare expense and general office expenses were offset by increases in sales and marketing expense and consulting expenses. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.4 million and $0.5 million of non-cash stock based compensation expense for the three month periods ended September 30, 2012 and 2011, respectively.

Interest expense increased 2.0% to $2.9 million for the three months ended September 30, 2012 from $2.8 million for the three months ended September 30, 2011. The increase in interest expense was related primarily to interest expense incurred on higher average debt balances during the period.

Income tax benefit was $1.2 million for the three months ended September 30, 2012 compared to a $2.5 million for the three months ended September 30, 2011.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 37.4% and 40.6% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Essex had 255 full-time employees at September 30, 2012 compared to 273 full-time employees at September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The Company had a net loss of $9.6 million for the nine months ended September 30, 2012. Total revenue, cost of revenues and gross profit were $75.1 million, $60.0 million and $15.1 million, respectively, for the nine months ended September 30, 2012. Total selling, general, administrative and other expenses of $21.1 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $8.7 million for the nine months ended September 30, 2012. The Company had an income tax benefit of $4.9 million for the nine months ended September 30, 2012 related to loss before income taxes of $14.6 million. Adjusted EBITDA for the nine months ended September 30, 2012 was $10.4 million.

The Company had a net loss of $12.8 million for the nine months ended September 30, 2011. Total revenue, cost of revenues and gross profit were $67.1 million, $57.3 million and $9.8 million, respectively, for the nine months ended September 30, 2011. Total selling, general, administrative and other expenses of $22.1 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $8.5 million for the nine months ended September 30, 2011. The Company had an income tax benefit of $7.7 million for the nine months ended September 30, 2011 related to loss before income taxes of $20.6 million. Adjusted EBITDA for the nine months ended September 30, 2011 was $4.3 million.

Revenues

Revenues for the nine months ended September 30, 2012 were $75.1 million, an 11.9% increase compared to revenues of $67.1 million for the nine months ended September 30, 2011.   The following table provides a summary of the Company’s revenues by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment revenues
Equipment rentals	$58,319,269	$42,268,468	$16,050,801	38.0%
Equipment distribution	3,425,936	12,063,817	(8,637,881)	-71.6%
Parts and service	13,324,054	12,783,163	540,891	4.2%

Total revenues	$75,069,259	$67,115,448	$7,953,811	11.9%

•	Equipment rental segment revenues, which represents 77.7% of total revenues, was $58.3 million for the nine months ended September 30, 2012, a 38.0% increase from $42.3 million for the nine months ended September 30, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 45.3% of total revenues, was $34.0 million for the nine months ended September 30, 2012, a 8.8% increase from $31.3 million for the nine months ended September 30, 2011. Utilization for crawler cranes, as measured on a “days” basis, decreased to 40.0% for the nine month period ended September 30, 2012 compared to 40.3% for the same period in the prior year. This decrease was primarily attributable to the New Orleans levee project that was active during the nine months ended September 30, 2011, but concluded prior to the comparable period in 2012, which was offset by increases in utilization for other projects. Excluding the impact of the New Orleans area levee project that was active in 2011, utilization of crawler cranes increased to 40.0% for the nine month period ended September 30, 2012 compared to 36.1% for the nine months ended September 30, 2011. There was an increase in average crawler crane rental rate of 8.8% to $16,945 (per crane per rental month) for the nine months ended September 30, 2012 from $15,577 for the nine months ended September 30, 2011. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 6.8% of total revenues, was $5.1 million for the nine months ended September 30, 2012, a 26.3% increase from $4.0 million for the nine months ended September 30, 2011. The increase in transportation revenue is directly attributable to an increase in the number of moves related to cranes going on and coming off rent. Used rental equipment sales revenue was $15.8 million for the nine months ended September 30, 2012; a $12.5 million or 387.0% increase compared to the nine month period ended September 30, 2011. During the nine months ended September 30, 2012, the Company sold 297 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company’s core rental equipment or its long-term strategy. In addition to the aerial work platforms, the Company sold eighteen boom trucks, sixteen rough terrain cranes (including six industrial cranes), two tower cranes and four crawler cranes. During the nine months ended September 30, 2011, the Company sold thirty-three pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold seven boom trucks, ten rough terrain cranes (including one industrial crane) and two tower cranes during the nine months ended September 30, 2011.

•	Equipment distribution segment revenue, which represents 4.6% of total revenue, was $3.4 million for the nine months ended September 30, 2012, a 71.6% decrease from $12.1 million for the nine months ended September 30, 2011. This decline is attributable to a decrease in the number of sale transactions and the size of the transactions.

•	Parts and service segment revenue, which represents 17.7% of total revenue, was $13.3 million for the nine months ended September 30, 2012, a 4.2% increase from $12.8 million for the nine months ended September 30, 2011.

Gross Profit

Gross Profit for the nine months ended September 30, 2012 was $15.1 million, a 53.9% increase from gross profit of $9.8 million for the nine months ended September 30, 2011. Gross profit margin was 20.1% for the nine months ended September 30, 2012, compared to 14.6% for the nine months ended September 30, 2011.  The following table provides a summary of the Company’s gross profit by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change

Segment gross profit
Equipment rentals	$11,107,935	$5,758,801	$5,349,134	92.9%
Equipment distribution	60,336	1,423,832	(1,363,496)	-95.8%
Parts and service	3,922,307	2,623,452	1,298,855	49.5%

Total gross profit	$15,090,578	$9,806,085	$5,284,493	53.9%

Equipment rentals segment gross profit (after overhead allocation) of $11.1 million for the nine months ended September 30, 2012 increased $5.3 million or 92.9% as compared to the nine months ended September 30, 2011. Gain on the sale of used rental equipment was $2.5 million for the nine months ended September 30, 2012, a 354.1% increase from $0.5 million for the nine months ended September 30, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold during the nine months ended September 30, 2012.

Equipment distribution segment gross profit (after overhead allocation) of $0.1 million (1.8% margin) for the nine months ended September 30, 2012 decreased $1.4 million or 95.8% from $1.4 million (11.8% margin) for the nine months ended September 30, 2011. The decreased gross profit and margin are functions of lower sales volume during the nine months ended September 30, 2012.

Parts and service segment gross profit (after overhead allocation) of $3.9 million for the nine months ended September 30, 2012 increased $1.3 million or 49.5% from $2.6 million for the nine months ended September 30, 2011. The parts and service segment gross profit increase was driven by management’s implementation of several continuous improvement projects focused on improving margins on aftermarket parts and service work over the past nine months.

Total selling, general, administrative and other expenses for the nine months ended September 30, 2012 were $21.1 million, a $1.0 million or 4.6% decrease from $22.1 million for the nine months ended September 30, 2011. The decline was related primarily to decreases in salary expense including stock compensation, healthcare expense, and general office expenses partially offset by increases related to benefits, sales and marketing, consulting expenses and professional fees. Total selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $1.1 million and $1.5 million of non-cash stock based compensation expense for the nine month periods ended September 30, 2012 and 2011, respectively.

Interest expense increased 1.4% to $8.7 million for the nine months ended September 30, 2012 from $8.5 million for the nine months ended September 30, 2011. The increase in interest expense was related primarily to interest expense incurred on higher average debt balances during the period.

Income tax benefit was $4.9 million for the nine months ended September 30, 2012 compared to a $7.7 million for the nine months ended September 30, 2011.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 33.8% and 37.6% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the nine months ended September 30, 2012 was $0.9 million. This was primarily the result of net loss of $9.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes, changes in the fair value of interest rate swaps and stock-based compensation expense, provided cash flows of approximately $0.8 million. The cash flows from operating activities were increased by a total change in operating assets and liabilities of $0.2 million, which was comprised of a $0.4 million decrease in other receivables, a $0.6 million decrease in prepaid expenses and other assets, a $0.1 million decrease in retail equipment inventory, a $0.5 million decrease in spare parts inventory, a $0.6 million increase in accounts payable and accrued expenses, a $0.4 million increase in unearned rental revenue and a $0.3 million increase in customer deposits. These cash flow increases were offset by a $2.8 million increase in accounts receivable.

The Company’s cash provided by operating activities for the nine months ended September 30, 2011 was approximately $8.0 million. This was primarily the result of net loss of $12.8 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, resulted in the use of approximately $3.0 million of cash. The cash flows from operating activities were increased by a total change in operating assets and liabilities of $11.0 million, which was comprised of a $1.4 million decrease in other receivables, a $1.8 million decrease in prepaid and other assets, a $3.4 million decrease in retail equipment inventory, a $0.5 million decrease in retail spare parts, a $7.0 million increase in accounts payable and accrued expenses and a $0.2 million increase in unearned rental revenue. These positive cash flows were decreased by a $1.1 million increase in accounts receivable and a $2.1 million decrease in customer deposits.

Cash flow from investing activities. For the nine months ended September 30, 2012, cash provided by investing activities was approximately $8.4 million. This was primarily the result of a $1.2 million decrease in accounts receivable related to rental equipment sales and $15.8 million in proceeds from the sales of rental equipment. During the nine months ended September 30, 2012, the Company sold 297 pieces of used rental equipment, primarily consisting of aerial work platforms, along with eighteen boom trucks, sixteen rough terrain cranes (including six industrial cranes), two tower cranes and four crawler cranes. These investing activity sources of cash were partially offset by purchases of rental equipment of $7.7 million and purchases of property and equipment of $0.8 million. During the nine months ended September 30, 2012, the Company purchased fifteen pieces of equipment including two boom trucks, four Mantis crawler cranes and nine rough terrain cranes.

The Company’s cash used in investing activities for the nine months ended September 30, 2011 was approximately $12.1 million. This was primarily the result of payments to acquire or improve rental equipment and property and equipment of $15.3 million. During the nine months ended September 30, 2011 the company acquired twenty-nine pieces of rental equipment, primarily comprised of rough terrain cranes. These uses of cash were partially offset by $3.2 million in proceeds on the sale of equipment. During the nine months ended September 30, 2011, the Company sold thirty-three pieces of rental equipment, primarily consisting of aerial work platforms, along with seven boom trucks, ten rough terrain cranes (including one industrial crane) and two tower cranes.

Cash flow from financing activities. Cash used in financing activities was approximately $10.5 million for the nine months ended September 30, 2012. This is primarily due to payments on short-term debt obligations of $0.5 million, payments for loan costs of $0.2 million and net payments on revolving credit facilities of $9.8 million. Total borrowings and payments on the revolving credit facilities were $68.5 million and $78.3 million, respectively, for the period.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $3.1 million and $15.8 million during the three and nine months ended September 30, 2012, respectively, were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of September 30, 2012, we had approximately $40.6 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $7.8 million of cash on hand; providing the company with $48.4 million of potential liquidity.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future. The Essex Crane Credit Facility and Coast Crane Credit Facility mature in October 2013 and November 2014, respectively. No assurance can be given that we will be able to refinance our credit facilities prior to their respective maturity dates upon terms acceptable to us.

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

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended and restated to include Coast Crane Ltd. as a party to the credit facility. The amendment provided that equipment owned by Coast Crane Ltd. located in Canada may be included in the borrowing base calculation, which was previously prohibited. In accordance with the amendment, Coast Crane Ltd. is permitted to borrow up to $10.0 million under the Coast Crane Revolving Credit Facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended agreement is collateralized by a first priority security interest in substantially all of Coast Crane’s and Coast Crane Ltd.’s assets. Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility were used to repay Coast Crane Ltd.’s existing credit facility, which was terminated in connection with the amendment.

On May 7, 2012 the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million “first amendment reserve.” The amendment also provides for a modified fixed charge coverage ratio as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

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

Seasonality

Although we believe our business traditionally is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities are directly related to infrastructure, commercial, residential and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Contractual Obligations

During the nine months ended September 30, 2012, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2012, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of September 30, 2012 for which we have an interest rate swap to effectively fix the interest rate at 4.96% on $100.0 million of the $152.6 million of outstanding borrowings under Essex Crane’s senior secured credit The weighted average interest rate in effect on all of the Company’s borrowings at September 30, 2012 was 3.49% excluding the impact of the interest rate swaps and 4.62% taking into consideration the swaps. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) not effectively fixed as a result of the interest rate swap at September 30, 2012 would increase our interest expense by approximately $0.6 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at September 30, 2012.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

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

ESSEX RENTAL CORP.

Dated: November 9, 2012	By:	/s/ Ronald Schad
Ronald Schad
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2012	By	/s/ Martin Kroll
Martin Kroll
Chief Financial Officer (Principal Financial and Accounting Officer)