Form 10-K
period 2012-12-31
Essex Rental Corp.
filed 2013-03-18
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2012
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act f 1934
For the transition period from __________ to ___________

Commission File Number: 000-52459
Essex Rental Corp.
(Exact Name of Registrant as specified in its Charter)

Delaware	20-5415048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 Lake Cook Road, Suite 220, Buffalo Grove, Illinois	60089
(Address of Principal Executive Offices)	(Zip code)

(847) 215-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $.0001 par value per share	The NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act): Large Accelerated Filer ☐Accelerated Filer ☑Non-Accelerated Filer ☐Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2012 was $59,810,922.
The number of shares of outstanding common stock of the Registrant as of March 1, 2013 was 24,609,798.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2013 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States ("U.S."). For more information regarding the acquisition of Holdings and Essex Crane, see “Business Combinations – Acquisition of Holdings and Its Subsidiary Essex Crane” below. From October 31, 2008 until November 24, 2010, we conducted substantially all of our operations through Essex Crane.

On November 24, 2010 we acquired substantially all of the assets, and assumed certain liabilities (the “Coast Acquisition”) of Coast Crane Company (“Coast Liquidating Co.”), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the United States. The assets acquired included all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada. References to “Coast Crane” in this Annual Report mean Coast Crane Company, a Delaware corporation, formerly known as CC Bidding Corp. (“CCBC”), through which we operate the business and assets acquired in the Coast Acquisition. For more information regarding the Coast Acquisition, see “Business Combinations – Acquisition of the Assets of Coast Crane Company and Subsidiary” below.

We conduct substantially all of our operations through Essex Crane and Coast Crane.

Business Combinations

Acquisition of Holdings and Its Subsidiary Essex Crane

On October 31, 2008, we acquired Essex Crane through the acquisition of substantially all of the ownership of Holdings. The purchase agreement provided for a gross purchase price of $210.0 million, less the amount of Essex Crane’s indebtedness outstanding as of the closing (which was refinanced as of the closing date with a credit facility made available to Essex Crane as of the closing date), the $5.0 million stated value of the membership interests in Holdings not acquired in the acquisition and the amount of certain other liabilities of Essex Crane as of the closing of the acquisition. The purchase price was subject to adjustment at and after the closing based on Essex Crane’s working capital as of the closing date and crane purchases and sales by Essex Crane prior to the closing date. The adjusted purchase price of the Holdings acquisition was $215.5 million (including the amount of Essex’s indebtedness outstanding under Essex Crane’s credit facility immediately prior to the closing).

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our Chief Financial Officer, in the form of 632,911 Class A Units of Holdings and are referred to throughout this annual report on Form 10-K as the “Retained Interests”.

The Retained Interests are exchangeable at the option of the holder on a one-for-one basis for shares of our common stock.  As of December 31, 2012, 139,240 of the Retained Interests had been exchanged for a like number of shares of our common stock and 493,671 of the Retained Interest remained outstanding. The outstanding Retained Interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the outstanding Retained Interests will be made on an “as exchanged” basis.  We granted certain registration rights to the holders of the Retained Interests with respect to the shares of our common stock issuable upon exchange of the Retained Interests and, in February 2011, a registration statement covering the resale of such shares was declared effective.

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

Business

Overview

Through our operating subsidiaries, Essex Crane and Coast Crane, we are one of North America's largest providers of lifting equipment (including lattice-boom crawler cranes, truck cranes, rough terrain cranes, tower cranes, and other lifting equipment) used in a wide array of construction projects.  In addition, we provide product support including installation, maintenance, repair, and parts and services for our equipment provided to customers and customer owned equipment.  With a large fleet of equipment, consisting primarily of cranes, as well as other construction equipment and what we believe is unparalleled customer service and support, we supply a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction.  We primarily rent our equipment “bare,” meaning without supplying an operator and, in exchange for a fee, make arrangements for the transportation and delivery of equipment.  Once the crane is delivered and erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, most of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent. This business model allows us to minimize our headcount and operating costs including reduced liability related to operator error and provides the customer with a more flexible situation where they control the crane and the operator’s work schedule.

Through a network of sixteen main service centers, other smaller service locations and several remote storage yards, complemented by a geographically dispersed and highly skilled staff of sales and maintenance service professionals, we serve a variety of customers engaged in construction and maintenance projects. We have significantly diversified the end-markets that we serve in recent years, including through the Coast Acquisition, to avoid over-exposure to any one sector of the construction market.

We use our significant investment in modern enterprise resource planning (“ERP”) systems and business process methods to help our management assimilate information more quickly than others in our industry, and to provide management with real time visibility of the factors that must be effectively managed to achieve our goals. Our end-markets are characterized by major construction projects that often have long lead times. Management believes that these longer lead times, coupled with most contracts having rental periods of between four and eighteen months for lifting equipment with heavier capacities, provide them more visibility over future project pipelines and revenues.

Although Essex Crane and Coast Crane experience some overlap in the customers and projects that they serve, they are distinct from one another in the equipment comprising their fleets.

Essex Crane

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States. Over 52 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a professionally managed company that today is one of the leading players in its industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

Essex Crane’s fleet of crawler cranes and various types of attachments are made available to clients depending on their lifting requirements, such as weight, pick and carry aspects, reach and angle of reach. The fleet’s combination of crawler cranes and attachments is diverse by lift capacity and capability, allowing Essex Crane to meet the crawler crane requirements of its engineering and construction firm customer base.

Coast Crane

Coast Crane is a market leader for innovative lifting solutions throughout Western North America, Alaska, Hawaii and the South Pacific.  Through Coast Crane, we provide both used and new tower cranes, boom trucks, rough terrain cranes and other lifting equipment to customers in the infrastructure, energy, crane rigger/operator, municipal, commercial and industrial construction sectors.  Coast Crane’s operations are headquartered in Seattle, Washington and its products are rented and sold through a regional network including twelve branch locations. According to the industry publication American Cranes and Transport, Coast Crane is one of the largest crane service providers in the Western United States within its core rental equipment categories.

In addition to providing crane rental services, Coast Crane is a leading crane distributor of tower cranes, rough terrain cranes, boom trucks and all terrain cranes in its West Coast territories.  Coast Crane enjoys strong working partnerships with leading crane and lifting manufacturers in the United States and abroad. Coast Crane has exclusive distribution relationships with such manufacturers for certain territories on the West Coast and Coast Crane provides after-sale spare parts and services to customers to whom it sells equipment as well as to customers who purchase equipment from other sources.

Products and Services; Operating Segments

Our principal products and services, as grouped within the Company’s three defined operating segments, are described below.

Equipment Rental Segment

We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks, tower cranes and aerial work platforms. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes.  We also offer transportation, rigging and repair and maintenance services while equipment is on rent. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between four and eighteen months. Rough terrain, boom trucks and other smaller equipment may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

Transportation service revenue is derived from the management of the logistics process by which our rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation. Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and our fee for managing these transportation services and they are matched with the associated costs for amounts paid to third party providers. The key drivers of transportation revenue are crane, attachment and other lifting equipment utilization rates and average contract lengths. Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment. The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs. Transportation revenue is recognized upon completion of the transportation of equipment.

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

In the ordinary course of business, we sell used rental cranes and attachments and other rental lifting equipment to optimize the combination of crane models and lifting capacities available in our rental fleet to match perceived market demands and opportunities. On average, we have historically achieved sale prices for equipment in excess of the appraised value. This is due to the long useful life of the crane and attachment fleet, the conditions prevailing in the secondary market and the high content of engineered high-strength steel included in these fleet assets. Used rental equipment sales are recognized at the time ownership transfers, which is generally based on delivery and/or inspection and acceptance of the equipment in accordance with the terms of the corresponding agreement. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities and the need to adjust fleet mix to meet customer requirements and demand.

Equipment Distribution Segment

We offer a variety of construction equipment products for retail sales including crawler cranes, tower cranes, boom trucks, all-terrain cranes, rough terrain cranes and other lifting equipment used in the construction industry. The revenue from retail equipment sales is primarily driven by the level of construction activity in a particular geographic region. Equipment sales revenue is recognized at the time ownership transfers, which is generally based on delivery and/or inspection and acceptance of the equipment in accordance with the terms of the corresponding agreement. Our equipment distribution operations are conducted through our Coast Crane subsidiary.

Parts and Service Segment

We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. We also provide repair and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and our skilled mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale. Our parts and services operations are conducted through our Coast Crane subsidiary.

In summary, 77.6% of total revenues were derived from our equipment rental segment for the year ended December 31, 2012, 4.2% through our equipment distribution segment and 18.2% through our parts and service segment.

 US Crane and Lifting Equipment Rental Industry

According to the Rental Equipment Register and the American Rental Association, the U.S. equipment rental sector has grown from a minor industry in 1982 to an industry generating over $30.0 billion in annual revenues in 2008. Driving this growth has been an increase in crane and attachment penetration rates with engineering and construction firms, the result of a fundamental shift in contractor preferences to rent versus purchasing equipment based on the following factors:

•	focus on core construction services businesses rather than specialty equipment ownership;

•	access to broader pool of equipment through rental; and

•	an efficient use of capital as rental equipment has minimal equipment downtime compared to owned equipment, which reduces servicing and storage costs between projects.

The following table summarizes attributes of the types of equipment that we offer for rent:

Equipment Type
	Crawler cranes	Other cranes (all terrain, rough terrain, tower and boom truck)	Small equipment (e.g., aerial work platforms, forklifts, etc.)
Economic life	50 plus years with proper maintenance due to higher strength steel percentage content	15-30 years due to higher relative machinery percentage content	Often less than 10 years
Typical Projects	Large infrastructure components requiring heavy lifts: bridges, power plants, municipal infrastructure	Range from maintenance projects to large infrastructure	Range from single house builds to large construction projects
End markets	Primarily large infrastructure and industrial	Residential construction to large infrastructure	Residential construction to large infrastructure
Residual value	High	Medium	Medium to low

Within the U.S. heavy lifting crane rental (including crawler cranes, rough terrain cranes and tower cranes) sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer. Bare rental is suited to construction firms with access to trained staff to operate the heavy machinery. Manned rental involves the provision of an operator with the crane and is often suited to customers unable or unwilling to provide an operator of their own and is often more common with customers who perform shorter duration work. Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required. We operate a bare rental model, because we believe bare rental offers an opportunity for higher returns on invested capital primarily due to decreased liability exposure and a more efficient operating platform and business model. Bare rental allows us to operate the business with significantly less human resources and costs associated with those resources than if we were to operate a manned operation. The primary disadvantage of renting cranes on a bare basis is that we forego a portion of the rental market associated with construction firms that prefer to rent equipment operated and maintained.

Operations

Equipment Rental Segment We maintain one of the largest fleets of cranes and attachments and other lifting equipment in North America. Rental revenues generated from the rental of equipment were $46.9 million in 2012 or approximately 47.7% of total revenue. Equipment is rented to customers under a contract (contracts typically range from four to eighteen months for the majority of our equipment), which specifies a constant monthly rate for each piece of equipment over the period of the contract.

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

Upon a review of the order, including a check of the customer’s credit and continued equipment availability, an order confirmation and a rental agreement are sent to the customer. Once a signed rental agreement and other required documentation (including insurance certificates) are received, the order is authorized for shipment to the customer. Our operations team sees both the quote and order activity and responds appropriately to confirm the readiness of the required equipment for shipment to the new rental, but does not begin shipping it until the lease is authorized. Once the equipment is delivered to the customer’s site, our representative inspects the equipment with the customer and an inspection report is signed verifying that the equipment was correctly delivered in accordance with the lease agreement. The rental period for the equipment typically begins when the first major item begins transport to the customer and the rental generally ends when the last major item is returned to our designated location.

Given the size of our crane and equipment fleet and the various types of cranes and equipment, we sell pieces of used equipment both domestically and internationally to construction or, infrequently, other rental companies. Sales of used rental equipment are discretionary and based on a variety of factors including, but not limited to, a piece of equipment’s orderly liquidation value, age, rental yield, perceived demand in the marketplace and impact of a sale on our rental businesses and cash flow. Revenues from such used rental equipment sales totaled $17.3 million in 2012 or approximately 17.6% of total revenue

Although we do have a small number of in-house vehicles to transport some of our smaller cranes, attachments and other equipment to and from project sites, we generally out-source transportation to third party providers, especially for the larger cranes within the fleet. We charge a fee for arranging transportation services from the nearest storage yard with the required equipment to the construction location. Revenues from such equipment transportation services totaled $7.5 million in 2012 or approximately 7.5% of total revenues.

Our contracts have provisions that provide for the customer to assume responsibility to operate and maintain the equipment to manufacturer’s specifications throughout the contract period. We may provide maintenance and repair services to customers during the contract rental period and will invoice the customer for any work carried out (to the extent such work is the customer’s responsibility). Revenues from such repair and maintenance services totaled $4.7 million in 2012 or approximately 4.8% of total revenues.

Equipment Distribution Segment Coast Crane and its Canadian subsidiary, Coast Crane Ltd., sell various new cranes and other equipment in addition to used cranes and equipment acquired through trade-in programs. Revenues from such equipment sales totaled $4.1 million in 2012 or approximately 4.2% of total revenues

Parts and Service Segment Coast Crane and its Canadian subsidiary, Coast Crane Ltd., sell various crane and other equipment parts. Revenues from such retail part sales totaled $9.2 million in 2012 or approximately 9.4% of total revenues. We also provide repair and maintenance services to owners of construction equipment. Revenues from such repair and maintenance services totaled $8.7 million in 2011 or approximately 8.8% of total revenues. While a piece of equipment is not rented, we are responsible for ensuring that its equipment is compliant with all manufacturers’ specifications and other regulations.

Fleet Overview

As of December 31, 2012, the total orderly liquidation value of the rental equipment fleet was approximately $353.8 million. The weighted average age of each class of equipment (weighted based on orderly liquidation value) and the orderly liquidation value composition of the fleet are as follows:

	Weighted Average Age (Years)	Percentage of Orderly Liquidation Value
Crawler Cranes	15.8	75.0%
Rough Terrain Cranes	3.0	11.6%
Boomtrucks	5.0	3.9%
Self-Erecting Tower Cranes	6.7	1.4%
City & Other Tower Cranes	5.0	7.9%
Forklifts and Other Equipment	8.9	0.2%

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

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ended December 31,
	2012	2011	2010 (1)
Crawler Cranes	41.2%	39.8%	37.5%
Rough Terrain Cranes (2)	63.4%	62.0%	n/a
Boomtrucks	50.5%	54.0%	n/a
Self-Erecting Tower Cranes	32.4%	24.4%	n/a
City and Other Tower Cranes	53.4%	40.1%	n/a
Forklifts and Other Equipment (3)	13.5%	39.9%	n/a

(1)	2010 utilization rates for categories other than crawler cranes is not meaningful due to the timing of the Coast Acquisition in late November 2010.

(2)	Includes the impact of a 14.5% increase in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year.

(3)
Includes the impact of a 65.4% decrease in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year. The reduction in the number of units available for rent reflects the Company's strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise.

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

At the conclusion of each rental, the rented equipment is thoroughly inspected in accordance with requirements set by the original equipment manufacturer and the Occupational Safety and Health Administration ("OSHA"). If maintenance or repairs are required, they are scheduled and completed prior to the next rental. At the start of the next rental, another inspection is made to ensure that the equipment is in a rent ready condition and compliant with the inspection requirements. We have extensive capabilities to perform major repair and reconditioning of the cranes and attachments. This type of activity is done on an as-needed basis to ensure that the equipment provides a high level of availability (uptime) when on rent.

We currently represent industry leading manufacturers including Broderson, JLG, Little Giant, Lull, Manitex, Mantis, Potain, Sany, Tadano and Terex in many of the western states of the United States, including Alaska and Hawaii, as well as Canada, and have developed strong long-term relationships with them. In addition, we maintain direct relationships with Manitowoc and Liebherr.

Sales and Marketing

Over our operating history, we have expanded our infrastructure of service centers and storage yards to key geographical locations across the United States in order to serve customers in a timely and efficient manner. We significantly expanded our reach into the Western and Northwestern United States, Alaska and Hawaii with the Coast Acquisition. We currently operate approximately 20 service centers and storage yards giving us the ability to service customers throughout North America. We employ a sales and marketing team across the country, each member of which covers a specific geographic region and reports directly to a senior management executive. Rather than segmenting the fleet by geography or salesperson, the fleet is allocated based upon factors such as rental financial return, customer mix and project mix. As such, each salesperson is highly incentivized to optimize the fleet’s financial returns and sales mix.

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

In recent years, we have enhanced this traditional method of lead generation with two lead-generation sales systems. We used our lead generation systems to collect information regarding construction activity from a variety of public records, including building permits. This information is then electronically sorted and filtered, using management input to focus on jobs that most likely will require a piece of equipment we offer. This output is sent directly to the sales team who is responsible for the geographic area in which the project will be built. Our management believes that these methods provide a high degree of market visibility and awareness to the sales team and management. Additionally, Customer Relationship Management (“CRM”) systems are used to track and manage customer interaction.

We operate a customized rental information management system through which detailed operational and financial information is available on a real time basis. The system is also used to maintain a detailed database of quoting activity for projects on which our equipment will be required. Management and sales personnel use this information to closely monitor business activity by piece of equipment, looking at customer trends and proactively responding to changes in the heavy lift marketplace. Management believes that its disciplined fleet management process, with its focus on project duration and lead time, as well as customer demand, enables us to maximize utilization and rental rates.

Customers and end markets

We serve a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability. For the year ended December 31, 2012, Essex generated approximately 24%, 22%, 17%, 14% and 14% of total revenue from the general building, power generation, transportation, industrial and marine and petrochemical end markets, respectively. Because of the scale and duration of these projects, rental agreement periods for equipment with heavier lifting capacities range from three to eighteen months. This provides us with better future revenue visibility and project lead generation times than many of our competitors. Our revenue generation model has been significantly expanded to lower lifting capacity cranes and other construction equipment that is commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects. We generated approximately $10.1 million, $4.9 million and $0.5 million of our total revenue from foreign countries for the years ended December 31, 2012, 2011 and 2010, respectively, which were primarily generated in Canada.

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

Results for the years 2009 through 2011 were significantly lower than historical results and were negatively impacted by uncertainty in the end markets in which our customers operate caused by declining economic conditions and available credit. Utilization rates and average rental rates declined during the same period and were also well below historical levels. During 2012, utilization and rental rates stabilized for all classes of our rental equipment assets. In addition, we experienced a significant increase in third party parts and service repair revenues during 2012. As of December 31, 2012, our estimated 12 month backlog related to rental revenue and equipment sales revenue stood at approximately $18.3 million.

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

Increase market share and pursue profitable growth opportunities. Through our fleet size, geographically dispersed service centers and storage yards, which allow us to provide equipment for projects throughout the United States, Canada and, to a lesser extent, certain international opportunities, and track record of customer service, we intend to take advantage of these trends in order to maximize the opportunities for profitable growth within the North American “bare” crane rental and construction equipment rental market by:

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

•	actively managing the quality, reliability and availability of our fleet and offering superior customer service in order to support a competitive pricing strategy;

•	evaluating each new potential rental contract opportunity based on strict return guidelines, effective assessment of risk and allocating our fleet accordingly;

•	using our size and national market presence to achieve economies of scale in capital investment; and

•	leveraging our extensive customer relationships to aid in the rental of equipment and selling of new and used equipment.

Competition

The heavy lift equipment rental industry is highly fragmented throughout North America, with a variety of smaller companies, many of which are family-owned, operating on a regional or local scale. Companies that have a national focus generally provide heavy lift rental services across a spectrum of crane types such as all-terrain, truck and tower cranes as well as crawlers. With a large fleet of cranes and other construction equipment and unparalleled customer service and support, Essex supplies a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction. Our fleet of equipment is one of the largest in North America, which allows for economies of scale advantages with regard to purchasing power and allocation of rental equipment resources to the market. At the same time, our operational structure allows our subsidiaries to focus on specific crane types (lattice-boom crawler cranes in the case of Essex Crane and heavy lift tower and rough terrain cranes in the case of Coast Crane), which allows them to develop greater expertise in comparison to our competitors. Our principal competitors include ALL Erection & Crane Rental, AmQuip Crane Corp., Bigge Crane and Rigging, Co., Lampson International, Maxim Crane Works, Morrow Equipment Rental and Western Pacific Crane and Equipment. Some of these competitors operate nationally and others are regional.

We believe that there are six key factors differentiating us from our competitors:

•
heavy lift equipment focus – We are primarily focused on heavy lift mobile and tower cranes dedicated to infrastructure and other large construction projects. Other companies also focus on other crane types with lower lift capacities and smaller types of construction rental equipment. Although we acquired some smaller types of construction rental equipment (such as personnel carriers and other lift equipment) in conjunction with the acquisition of Coast Crane’s assets, these smaller types of construction rental equipment account for less than 1% of the total fleet value;

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

Risk of Loss and Insurance

The operation of our cranes includes risks such as mechanical and structural failures, physical damage, property damage, operator overload or error, equipment loss, or business interruptions. We primarily rent our cranes and attachments on a “bare” lease and rarely supply the operator and seldom perform the routine scheduled maintenance on the equipment during the rental. We require the lessee to supply a primary insurance policy covering the loss of the equipment and general liability for claims initiated by an accident, storm, fire or theft for rental agreements while the equipment is in the customer’s possession, custody and control. We also require that Essex be named as an additional insured and the loss payee on the lessee’s insurance policy. Our lease agreement also requires the lessee to indemnify us for any injury, damage and business interruption caused by using the crane or the attachment while it is being leased. We maintain secondary insurance coverage for any claim not covered by the lessee’s insurance, however, we cannot guarantee that our insurance or the insurance of our customers will cover all claims or risks or that any specific claim will be paid by an insurer.

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

Our operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA. We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these requirements. During 2012 and 2011, we did not incur material expenses related to environmental investigations or remediation activities, and management does not expect to incur such expenses in the near term. There can be no assurance, however, that we will not incur such expenditures in the future.

Climate Change

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for rental equipment located in or potentially rented in those areas affected by these conditions. Should the impact of climate change be material in nature, including destruction of our rental equipment assets or property, plant and equipment, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, developments in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our rental equipment without a corresponding increase in revenue.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses. Our largest customer accounted for less than 10% of our revenues in 2012 and our top 5 customers accounted for less than 12% of our revenues in 2012.

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

•
industrial companies - such as manufacturers, refineries, chemical companies, paper mills, railroads, ship builders, off-shore fabricators and utilities, including wind farms - that use equipment for plant maintenance, upgrades, expansion and construction;

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

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 14% of our 2012 total purchases, including equipment for rental, and that our 2 largest suppliers accounted for approximately 19% of such purchases. We believe we have sufficient alternative sources of supply available for each of our equipment categories.

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

Employees

As of December 31, 2012, we had 250 employees, eight of which are senior management. Six members of our staff are affiliated with trade unions. We have not experienced any work stoppage as a result of issues with labor or with unions and believe that this fact is a testament to our relationship with our employees. To our knowledge, there is no current campaign by any union to organize additional employees of Essex.

Availability of Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information. Financial and other information can also be accessed on the Investor Relations section of the Company’s website at http://www.essexrentalcorp.com. The Company makes available through its website, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on the Company's website are the Company’s corporate governance documents, the charters of the Audit Committee, Nominating Committee and Compensation Committee. The reference to our website is textual in reference only, and information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

Item 1A. Risk Factors

Our business may be adversely affected by changing economic conditions beyond our control, including decreases in construction or industrial activities.

The crane and equipment rental and distribution industry’s revenue is closely tied to conditions in the end markets in which our customers operate and more broadly to general economic conditions.  Our products are used primarily in infrastructure-related projects and other construction projects in a variety of industries (including the power, transportation infrastructure, petrochemical, municipal construction and industrial and marine industries).  Consequently, the economic downturn and particularly the weakness in our end markets may lead to a significant decrease in demand for our equipment or depress equipment rental and utilization rates and the sales prices for equipment we sell.  During periods of expansion in our respective end markets, we generally have benefited from increased demand for our products.  Conversely, during recessionary periods in our end markets, we have been adversely affected by reduced demand for our products.  Weakness in our end markets, such as a decline in non-residential construction, infrastructure projects or industrial activity, may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge.  Factors that may cause weakness in our end markets include but are not limited to:

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

We depend on the expertise, experience and continued services of our senior management employees, especially Ronald Schad, our President and Chief Executive Officer, and Martin Kroll, our Chief Financial Officer and Senior Vice President, as well as senior management employees of our operating subsidiaries.  Mr. Schad has acquired specialized knowledge and skills with respect to our and our subsidiaries’ operations and most decisions concerning our business are made or significantly influenced by him.  The loss of any of the foregoing individuals or other senior management employees, without a proper succession plan, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.  As a result, if Messrs. Schad, Kroll, or other senior executives of our operating subsidiaries were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In connection with the acquisition of Essex Crane, we entered into three-year employment agreements with each of Messrs. Schad, Kroll, as well as William Erwin and William O’Rourke, two members of Essex Crane's senior management.  Each such employment agreement has been renewed and extended in accordance with its terms, and will be renewed and extended automatically for successive one year periods, unless either party to the applicable employment agreement provides ninety days advance notice that such extension will not take effect at the end of the then-applicable term. These contracts are scheduled to expire in October 2013, subject to the renewal provisions contained therein.  As of the date of this filing, we have not entered into employment agreements with any other members of senior management.

Our dependence on a small number of crane manufacturers poses a significant risk to our business and prospects.

Our lattice boom crawler crane fleet has historically been comprised of only Manitowoc and Liebherr cranes. Similarly, our rough terrain, boom truck and tower crane fleet of cranes available for rent has been comprised primarily of cranes provided by Grove, Tadano, Sany, Terex, Manitex, National and Potain.  In addition, we serve as a distributor of Broderson, JLG, Little Giant, Lull, Manitex, Mantis, Potain, Sany, Tadano and Terex lifting equipment.  Our distribution business depends upon our exclusive dealer partnerships with leading crane and equipment manufacturing companies and many of such relationships can typically be terminated on short notice.  Given our reliance on a limited number of manufacturers for a majority of our rental fleet and distribution activities, and limited alternative sources of cranes, if any of these manufacturers were unable to meet expected manufacturing timeframes due to, for example, natural disasters or labor strikes, we may experience a significant increase in lead times to acquire new equipment or may be unable to acquire such equipment at all.  Any inability to acquire the model types or quantities of new equipment on a timely basis to replace older, less utilized equipment could adversely impact our future financial condition or results of operations.

In addition, we have developed strong relationships with the manufacturers that provide our rental equipment, manufacturers that we represent as a distributor and our other strategic partners.  There can be no assurance that we will be able to maintain our relationships with these suppliers.  Termination of our relationships with these suppliers could materially and adversely affect our business, financial condition or results of operations if such termination resulted in our being unable to obtain adequate rental and sales equipment from other sources in a timely manner or at all.

The cost of new equipment we use in our rental fleet may increase, which may cause us to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.

Our business model is capital intensive and requires significant ongoing investment in new cranes and equipment to meet customer demand. As a result, our financial condition and results of operations may be significantly impacted by a material change in the pricing of new cranes and equipment that we acquire. Such changes may be driven by a number of factors which include, but are not limited to:

•	steel prices – due to the high tensile steel component of the cranes, significant changes in the price of steel can materially change the cost of acquiring a crane;

•	global demand – the market for crawler cranes is global and significant growth in overseas demand for cranes could materially increase the cost of new cranes regardless of U.S. economic conditions;

•
inflation – overall inflationary conditions in the U.S. may impact the operating costs of one of our key suppliers and therefore impact the cost of cranes or other lifting equipment that we acquire; and

•
currency fluctuations – as two of our principal suppliers are based in Europe and Japan, devaluation of the U.S. dollar (as compared to the Euro or the Yen) may materially increase the cost of acquiring cranes and attachments; conversely, inflation of the value of the U.S. dollar may adversely affect our revenues from international sales of used cranes and attachments and adversely affect our revenues from sales of new and used cranes, spare parts and related equipment to the extent that inflation allows foreign suppliers to offer competing products on more attractive terms.

While we can manage the size and aging of our fleet generally over time, eventually we must replace older equipment in our fleet with newer models.  We would be adversely impacted if we were unable to procure cranes to allow us to replace our older and, in the case of our lattice boom crawler crane assets, smaller capacity crawler cranes over time as anticipated.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment and to acquiring new rental locations.

Our ability to compete, sustain our growth and expand our operations through new locations largely depends on access to capital.  If the cash we generate from the operations of Essex Crane and Coast Crane, together with cash on hand and cash that we may borrow under their respective credit facilities, or short-term debt obtained by either Essex Crane, Essex Finance or Coast Crane is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  In addition, our ability to obtain additional financing collateralized by the assets of Essex Crane and Coast Crane and our ability to obtain additional financing on a secured or unsecured basis are restricted by Essex Crane’s and Coast Crane’s respective credit facilities.  If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing crane attachments and other lifting equipment and to new service locations or storage yards.  Furthermore, any additional indebtedness that we do incur may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

If we are successful in our efforts to expand our operations, through new locations, acquisitions or additional equipment, such expansion may result in risks and costs associated with business start-up and integration.

The opening of new service locations or storage yards or the completion of any future acquisitions of other equipment rental companies may result in significant start-up or transaction expenses and risks associated with entering new markets in which we have limited or no experience.  New service locations and storage yards require significant up-front capital expenditures and may require a significant investment of our management’s time to successfully commence operations.  New locations may also require a significant amount of time to provide an adequate return on capital invested, if any.  In addition, in the event that we were to acquire different types of cranes, attachments or other lifting equipment than those we currently rent, or different classes of rental equipment, there can be no assurance that our customers would choose to rent such items from us or would do so at such rates or on such terms, that would be acceptable to us.

Our ability to realize the expected benefits from prior or future acquisitions of other equipment rental companies depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner and to otherwise implement our business plan for the combined business.  In addition, we may fail or be unable to discover certain liabilities of any acquired business, including liabilities relating to noncompliance with environmental and occupational health and safety laws and regulations. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, or any major difficulties encountered in opening new locations or integrating new operations, including, but not limited to those arising from inconsistencies in controls, procedures or company policies, could have an adverse effect on our business, financial condition or results of operations.

The equipment rental, distribution and repair service industries are competitive.

The equipment rental and distribution industries are highly fragmented.  The crane rental industry is served by companies who focus almost exclusively on crane and lifting equipment rental.  We compete directly with regional, and local crane rental companies and a limited number of national crane rental companies (including ALL Erection & Crane Rental, AmQuip Crane Corp., Bigge Crane and Rigging, Co., Lampson International, Maxim Crane Works, Morrow Equipment Rental and Western Pacific Crane and Equipment). There can be no assurance that we will not encounter increased competition from existing competitors or new market entrants (including a newly-formed competitor created by consolidating several existing regional competitors) that may be significantly larger and have greater financial and marketing resources.

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash from future operations. As of December 31, 2012, Essex Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $190.0 million, of which $151.3 million was outstanding, and Coast Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $75.0 million, of which $59.3 million was outstanding. Each of these credit facilities was amended and restated in March 2013 and, in the case of Essex Crane's credit facility, our aggregate borrowing capacity was reduced to $175.0 million. Each facility is secured by a first priority lien on all of the applicable borrower’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral. We also have approximately $8.1 million of other term debt, $5.1 million of which is unsecured while the remaining amount is secured by specific equipment.

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

Our operations are subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by the Occupational Safety and Health Administration, or OSHA. We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to its compliance with these requirements.

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

We filed a registration statement under the Securities Act of 1933, as amended, with respect to the resale of 10,695,363 shares by the selling stockholders identified therein, which was declared effective on February 10, 2011. In accordance with applicable registration rights agreements, we are required to maintain the effectiveness of such registration statement until all of the shares registered for resale thereby have been sold or are otherwise eligible for trading in the open market. In addition, we have registered 1,575,000 and 1,500,000 shares previously issued or reserved for future issuance under our 2008 Long-Term Incentive Plan and 2011 Long-Term Incentive Plan, respectively. Accordingly, subject to the satisfaction of applicable vesting or exercise periods, common stock registered under such registration statements will be available for resale in the open market. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The conversion of the Retained Interests and our outstanding warrants will result in immediate dilution of our existing stockholders and the book value of their common stock.

In connection with our acquisition of Essex Crane, Holdings issued the Retained Interests to members of Essex Crane’s senior management, which were exchangeable for an aggregate of 632,911 shares of our common stock and of which 139,240 Retained Interests were exchanged for a like number of shares of our common stock in December 2012.  The remaining outstanding Retained Interests may be exchanged for up to an aggregate of 493,671 shares of our common stock, subject to certain adjustments. In addition, on November 29, 2010, we issued 90,000 warrants to a group of related investors in a private transaction associated with the exchange of debt assumed in the Coast Acquisition for the unsecured promissory notes issued by Coast Crane.  Such warrants have an exercise price of $0.01 per share, subject to adjustment. The issuance of shares of our common stock upon the exchange of the Retained Interests or the exercise of such warrants will result in dilution of our existing shareholders. We have also granted options to purchase an aggregate of 1,474,719 shares of our common stock pursuant to our equity compensation plans, and may grant additional options or common stock pursuant to such plans in the future. Upon the exchange of the Retained Interests, the exercise of such warrants or option, or the issuance of common stock pursuant to our equity compensation plans, the equity interest of our stockholders as a percentage of the total number of outstanding shares of common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future business combination, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 13,675,626 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, employee stock options and the number of shares issuable upon exchange of the outstanding Retained Interests) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

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

•	A service center located at 5315 Causeway Boulevard Tampa, Hillsborough County, Florida 33619. Gross land area totals 204,732 square feet and building area totals 18,604 square feet.

•	A service center located at 303 Peach Lane Arcola, Fort Bend County, Texas 77583. Gross land area totals 710,681 square feet and building area totals 36,342 square feet.
In addition, we lease the following properties throughout the United States:

•	A satellite service center comprising 33,500 square feet of outside storage space located at 6048 193rd Avenue SW, Rochester, WA 98579.

•	A satellite service center comprising 74,476 square feet of outside storage space located at 1072 Harrisburg Pike, Carlisle, PA 17103.

•	A service Center comprising 6,000 square feet of warehouse space and approximately three acres of outside storage space located at 15060 Ceres Avenue, Fontana, CA 92335.

•	A service center comprising 30,000 square feet of space located at 1601 N.E. Columbia Blvd., Portland, Oregon;

•	A service center comprising 10,000 square feet of space located at 4680 W. Capital Ave., West Sacramento, CA 95691;

•	A storage yard comprising 53,260 square feet of space located at 4300 W. Capital Ave., West Sacramento, CA 95691;

•	A service center comprising 18,500 square feet of space located at 19062 San Jose Ave., City of Industry, CA 91748;

•	A service center comprising 14,935 square feet of space located at 14951 Catalina St., San Leandro, CA 94577;

•	A service center comprising 9,450 square feet of space located at 6615 Rosedale Highway, Bakersfield, CA 93308;

•	A service center comprising 16,232 square feet of space located at 8250 5th Avenue South, Seattle, WA 98108;

•	A storage yard comprising 2,500 square feet of space located at 500 South Sullivan Avenue, Seattle, WA 98108;

•	A service center comprising 9,862 square feet of space located at 1114 St. Paul Avenue, Tacoma, WA 98421;

•	A service center comprising 10,050 square feet of space located at 3920 E. Boone Avenue, Spokane, WA 99202;

•	A service center comprising 8,000 square feet of space located at 525 S Oregon Avenue, Pasco, WA 99301;

•	A service center comprising 11,408 square feet of space located at 8900 King Street, Anchorage, AK 99515;

•	A service center comprising 5,720 square feet of space located at 12570 Slaughterhouse Canyon Road, Lakeside, CA 92040;

•	A service center comprising 4,000 square feet of space located at 422 East Emporia Street, Ontario, CA 91761;

•	A service center comprising 8,500 square feet of space located at 91-505 Awakumoku Place, Kapolei, HI 96707; and

•	A service center comprising 9,934 square feet of space located at 9538 195th Street, Surrey, BC V4N 4E5, Canada.

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

	Units		Common Stock		Warrants
	High (1)	Low (1)	High	Low	High (1)	Low (1)
Year ended December 31, 2012
First Quarter	n/a	n/a	$4.31	$2.48	n/a	n/a
Second Quarter	n/a	n/a	4.11	2.91	n/a	n/a
Third Quarter	n/a	n/a	4.56	2.98	n/a	n/a
Fourth Quarter	n/a	n/a	3.93	2.90	n/a	n/a
Year ended December 31, 2011
First Quarter (2)	n/a	n/a	$7.46	$5.40	$2.33	$0.45
Second Quarter	n/a	n/a	7.53	6.50	n/a	n/a
Third Quarter	n/a	n/a	6.74	2.46	n/a	n/a
Fourth Quarter	n/a	n/a	3.38	2.05	n/a	n/a

(1)	The Company's warrants expired on March 4, 2011 and, therefore, there were no warrant or unit trades subsequent to this date. The high and low trade prices are not applicable.

(2)	There were no reported trades in our units during the first quarter of 2011. The high and low trade prices are not applicable.

As of March 1, 2013, there were 135 holders of record of our common stock.

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

There were no sales of equity securities by the Company during the fourth quarter of 2012.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the fourth quarter of 2012.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The following table also sets forth selected consolidated financial data of the Predecessor as of and for the ten month period ended October 31, 2008.

The information in the following table should be read together with the Company’s consolidated financial statements and accompanying notes as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, the Predecessor’s audited consolidated financial statements and accompanying notes as of and for the ten month period ended October 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

	Essex Rental Corp. (Successor)					Essex Holdings, LLC (Predecessor)
	For the Years Ended December 31,					For the Ten Months Ended October 31,
	2012	2011 (1)	2010	2009	2008	2008
Operations Summary
Total revenue	$98,260,854	$89,584,979	$41,531,460	$52,084,392	$14,872,789	$70,978,557
Cost of revenues	76,928,734	76,487,741	35,403,917	32,900,942	7,055,992	29,545,082
Gross profit	21,332,120	13,097,238	6,127,543	19,183,450	7,816,797	41,433,475
Selling, general, administrative and other expenses	26,986,797	28,535,612	13,919,489	11,329,156	4,185,375	13,762,884
Goodwill impairment	—	—	—	—	23,895,733	—
Income (loss) from operations	(6,929,143)	(16,776,752)	(7,791,946)	7,854,294	(20,264,311)	27,670,591
Interest and Other Income	41,230	316,492	72,278	643	1,405,637	—
Interest Expense	(11,334,705)	(11,455,390)	(7,209,449)	(6,681,740)	(1,124,398)	(8,190,438)
Income (loss ) before taxes	(18,217,134)	(27,922,649)	(14,931,588)	1,173,197	(19,983,072)	19,480,153
Net income (loss)	$(12,652,955)	$(17,146,900)	$(11,408,486)	$1,195,806	$(11,917,121)	$11,417,074
Weighted average shares outstanding
Basic	24,545,041	23,824,119	16,102,339	14,110,789	13,517,010
Diluted	24,545,041	23,824,119	16,102,339	15,805,191	13,517,010
Earnings (loss) per share
Basic	$(0.52)	$(0.72)	$(0.71)	$0.08	$(0.88)
Diluted	$(0.52)	$(0.72)	$(0.71)	$0.08	$(0.88)

Other Operating Data
Depreciation	$20,458,784	$21,146,477	$12,723,951	$11,210,472	$1,809,623	$6,908,980
Other depreciation and amortization	$1,274,466	$1,338,378	$954,602	$781,751	$139,943	$110,019

Year-end Financial Position
Cash	$8,389,321	$9,030,383	$3,474,314	$199,508	$139,000	$691,600
Rental equipment, net	306,892,373	328,955,023	330,378,792	260,767,678	255,692,116	133,172,649
Total assets	354,067,610	380,900,229	383,046,958	286,463,157	289,998,510	169,397,016

Current liabilities	20,827,363	16,302,048	15,454,192	15,146,529	13,883,446	16,966,002
Short-term debt obligations	5,959,480	673,403	783,243	5,170,614	—	—
Other long-term debt obligations	2,147,349	6,886,600	7,921,531	—	—	—
Revolving credit facilities	210,592,909	222,088,941	214,959,971	131,919,701	137,377,921	129,895,169
Total liabilities	279,825,875	296,931,221	304,736,667	212,325,126	217,952,753	160,690,875

Paid in capital (Members' equity)	124,460,238	122,815,398	101,052,367	84,589,119	84,383,579	40,270,000
Total stockholders' equity	$74,241,735	$83,969,008	$78,310,291	$74,138,031	$72,045,757	$(8,706,141)

(1)	The year ended December 31, 2011 includes the initial full twelve month results for our Coast Crane subsidiary following the Coast Acquisition in late 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of December 31, 2012 and for the year then ended and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-

looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

Business

Through our operating subsidiaries, Essex Crane and Coast Crane, we are one of North America's largest providers of lifting equipment (including lattice-boom crawler cranes, truck cranes and rough terrain cranes, tower cranes, and other lifting equipment) used in a wide array of construction projects.  In addition, we provide product support including installation, maintenance, repair, and parts and services for our equipment provided to customers and customer owned equipment.  With a large fleet of cranes and other construction equipment and customer service and support, we supply a wide variety of innovative lifting solutions for construction projects related to power generation, petro-chemical, refineries, water treatment and purification, bridges, highways, hospitals, shipbuilding, offshore oil fabrication and industrial plants, and commercial and residential construction.  We rent our equipment “bare,” meaning without supplying an operator and, in exchange for a fee, make arrangements for the transportation and delivery of our equipment.  Once the crane is delivered and erected on the customer’s site, inspected and determined to be operating properly by the customer’s crane operator and management, most of the maintenance and repair costs are the responsibility of the customer while the equipment is on rent. This business model allows us to minimize our headcount and operating costs including reduced liability related to operator error and provides the customer with a more flexible situation where they control the crane and the operator’s work schedule.

Over the past several years, we have been focused on reinvesting capital into our rental fleet. Specifically, we have sold lower lifting capacity cranes and other heavy lifting equipment for better utilized heavier lifting capacity cranes. During the years ended December 31, 2012, 2011, 2010, 2009, 2008 and 2007 the Company invested on a gross basis (excluding the proceeds received from rental equipment sales) approximately $10.6 million, $23.8 million, $2.7 million, $19.8 million, $20.8 million and $18.8 million, respectively, into new cranes and attachments for our rental fleet. The Company's rental fleet investment for the years ended December 31, 2007, 2008, 2009 and 2010 primarily consisted of crawler cranes while the rental fleet investment for the years ended December 31, 2011 and 2012 primarily consisted of rough terrain cranes, tower cranes and Mantis crawler cranes.

These investment decisions contributed greatly to the repositioning our fleet to maximize its utilization rates and average rental rates. Although we believe the repositioning of the fleet has maximized utilization rates and average rental rates, the economic downturn has significantly adversely impacted our business activity levels.

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ended December 31,
	2012	2011	2010 (1)
Crawler Cranes	41.2%	39.8%	37.5%
Rough Terrain Cranes (2)	63.4%	62.0%	n/a
Boomtrucks	50.5%	54.0%	n/a
Self-Erecting Tower Cranes	32.4%	24.4%	n/a
City and Other Tower Cranes	53.4%	40.1%	n/a
Forklifts and Other Equipment (3)	13.5%	39.9%	n/a

(1)	2010 utilization rates for categories other than crawler cranes is not meaningful due to the timing of the Coast Acquisition in late November 2010.

(2)	Includes the impact of a 14.5% increase in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year.

(3)
Includes the impact of a 65.4% decrease in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year. The reduction in the number of units available for rent reflects the Company's strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA represents the sum of net income, tax benefit, foreign currency exchange gains and losses, interest expense, other income, depreciation and amortization. Adjusted EBITDA is used internally when evaluating our operating performance and, we believe, allows investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about operating performance and period-over-period growth, and provides additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. However, Adjusted EBITDA is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to net income (loss) as an indicator of operating performance.

	For The Years Ended December 31,
	2012	2011	2010
Net loss	$(12,652,955)	$(17,146,900)	$(11,408,486)
Benefit for income taxes	(5,564,179)	(10,775,749)	(3,523,102)
Foreign currency exchange (gains) losses	(5,484)	6,999	2,471
Interest expense	11,334,705	11,455,390	7,209,449
Other income	(41,230)	(316,492)	(72,278)

Loss from operations	(6,929,143)	(16,776,752)	(7,791,946)

Depreciation	20,458,784	21,146,477	12,723,951
Other depreciation and amortization	1,274,466	1,338,378	954,602

Adjusted EBITDA	$14,804,107	$5,708,103	$5,886,607

Results of Operations

Year ended December 31, 2012 compared to years ended December 31, 2011 and 2010

The Company had a net loss of $12.7 million for the year ended December 31, 2012. Total revenue, cost of revenues and gross profit were $98.3 million, $76.9 million and $21.3 million, respectively, for the year ended December 31, 2012. Total selling, general, administrative and other expenses of $28.3 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $11.3 million for the year ended December 31, 2012. The Company had an income tax benefit of $5.6 million for the year ended December 31, 2012 related to a loss before income taxes of $18.2 million. Adjusted EBITDA for the year ended December 31, 2012 was $14.8 million.

The Company had a net loss of $17.1 million for the year ended December 31, 2011. Total revenue, cost of revenues and gross profit were $89.6 million, $76.5 million and $13.1 million, respectively, for the year ended December 31, 2011. Total selling, general, administrative and other expenses of $29.9 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $11.5 million for the year ended December 31, 2011. The Company had an income tax benefit of $10.8 million for the year ended December 31, 2011 related to a loss before income taxes of $27.9 million. Adjusted EBITDA for the year ended December 31, 2011 was $5.7 million. The year ended December 31, 2011 was the first full year of inclusion for Coast Crane subsequent to its acquisition in late November 2010.

The Company had a net loss of $11.4 million for the year ended December 31, 2010. Total revenue, cost of revenues and gross profit were $41.5 million, $35.4 million and $6.1 million, respectively, for the year ended December 31, 2010. Total selling, general, administrative and other expenses of $13.9 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $7.2 million for the year ended December 31, 2010. The Company had an income tax benefit of $3.5 million for the year ended December 31, 2010 related to a loss before income taxes of $14.9 million. Adjusted EBITDA for the year ended December 31, 2010 was $5.9 million. The year ended December 31 2010 included approximately five weeks of results for Coast Crane subsequent to its acquisition in later November 2010.

	For The Years Ended December 31,
	2012	2011	2010
Revenues	$98,260,854	$89,584,979	$41,531,460
Cost of revenues	76,928,734	76,487,741	35,403,917
Gross profit	21,332,120	13,097,238	6,127,543
Selling, general, administrative and other operating expenses	28,261,263	29,873,990	13,919,489
Loss from operations	(6,929,143)	(16,776,752)	(7,791,946)
Other expenses, net	(11,287,991)	(11,145,897)	(7,139,642)
Loss before income taxes	(18,217,134)	(27,922,649)	(14,931,588)
Provision (benefit) for income taxes	(5,564,179)	(10,775,749)	(3,523,102)
Net loss	$(12,652,955)	$(17,146,900)	$(11,408,486)

Business Segments

Historically, prior to the acquisition of our Coast Crane subsidiary in late November 2010, the Company had only one operating segment. As a result of the acquisition of Coast Crane, the Company now provides services that it had not in the past, including equipment distribution and parts and service to third parties not renting the Company’s equipment. We have identified three reportable segments: equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $98.3 million, a 9.7% increase compared to revenues of $89.6 million for the year ended December 31, 2011.  The following table provides a summary of the Company's revenues by operating segment:

	For The Years Ended December 31,			Percentage Change
	2012	2011	Dollar Change
SEGMENT REVENUES
Equipment rentals	$76,276,705	$58,859,497	$17,417,208	29.6%
Equipment distribution	4,087,127	14,206,479	(10,119,352)	(71.2)%
Parts and service	17,897,022	16,519,003	1,378,019	8.3%
Total revenues	$98,260,854	$89,584,979	$8,675,875	9.7%

Equipment rental segment revenues, which represent 77.6% of total revenues, was $76.3 million for the year ended December 31, 2012, a 29.6% increase from $58.9 million for the year ended December 31, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenues, which represented 47.7% of total revenues, were $46.9 million for the year ended December 31, 2012, an 11.7% increase from $42.0 million for the year ended December 31, 2011. Utilization for crawler cranes, as measured on a “days” basis, increased to 41.2% for the year ended December 31, 2012 compared to 39.8% for the same period in the prior year. Utilization for rough terrain and tower cranes for the year ended December 31, 2012 were 63.4% and 45.7%, respectively, as compared to 62.7% and 33.9%, respectively, for the year ended December 31, 2011. Utilization for rough terrain cranes includes the impact of a 14.5% increase in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year. There was an increase in average crawler crane rental rate of 9.0% to $17,195 (per crane per rental month) for the year ended December 31, 2012 from $15,781 for the year ended December 31, 2011. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 7.5% of total revenues, was $7.5 million for the year ended December 31, 2012, a $2.1 million increase from $5.4 million for the year ended December 31, 2011. The increase in transportation revenue is directly attributable to the increase in equipment on rent and rental locations of the cranes on rent. Used rental equipment sales revenue was $17.3 million for the year ended December 31, 2012; a $10.7 million or 164.5% increase compared to the year ended December 31, 2011. During the year ended December 31, 2012, the Company sold 314 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company's core rental equipment or its long-term strategy, along with twenty two boom trucks, seventeen rough terrain cranes (including six industrial cranes), two tower cranes and six crawler cranes. During the year ended December 31, 2011, the Company sold fifty-nine pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold six boom trucks, twelve rough terrain cranes (including two industrial cranes), one tower crane and five crawler cranes during the year ended December 31, 2011.

Equipment distribution segment revenue, which represents 4.2% of total revenue, was $4.1 million for the year ended December 31, 2012, a 71.2% decrease from $14.2 million for the year ended December 31, 2011. The decline in equipment distribution segment revenue is due to a decline in the number of sale transactions as compared to the prior period.

Parts and service segment revenue, which represents 18.2% of total revenue, was $17.9 million for the year ended December 31, 2012, a 8.3% increase from $16.5 million for the year ended December 31, 2011. The increase is primarily attributable to an increase in third party service work performed on customer equipment.

Gross Profit

Gross Profit for the year ended December 31, 2012 was $21.3 million, a 62.9% increase from gross profit of $13.1 million for the year ended December 31, 2011. Gross profit margin was 21.7% for the year ended December 31, 2012, compared to 14.6% for the year ended December 31, 2011.  The following table provides a summary of the Company's gross profit by operating segment:

	For The Years Ended December 31,		Dollar Change	Percentage Change
	2012	2011
SEGMENT GROSS PROFIT
Equipment rentals	$15,834,559	$8,470,103	$7,364,456	86.9%
Equipment distribution	16,029	1,607,733	(1,591,704)	(99.0)%
Parts and service	5,481,532	3,019,402	2,462,130	81.5%
Total gross profit	$21,332,120	$13,097,238	$8,234,882	62.9%

Equipment rentals segment gross profit (after overhead allocation) of $15.8 million for the year ended December 31, 2012 increased $7.4 million or 86.9% as compared to the year ended December 31, 2011. Gain on the sale of used rental equipment was $2.9 million for the year ended December 31, 2012, a 173.7% increase from $1.1 million for the year ended December 31, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold during the year ended December 31, 2012. The increase in the number of rental equipment assets sold was primarily the result of the Company's strategic decision to sell aerial work platforms as this asset class is not part of the Company's core strategy.

Equipment distribution segment gross profit (after overhead allocation) of $16,029 (0.4% margin) for the year ended December 31, 2012 decreased $1.6 million or 99.0% from $1.6 million (11.3% margin) for the year ended December 31, 2011. The decreased gross profit is a function of lower sales volume during the year ended December 31, 2012.

Parts and service segment gross profit (after overhead allocation) of $5.5 million for the year ended December 31, 2012 increased $2.5 million or 81.5% from $3.0 million for the year ended December 31, 2011. The gross profit margin for the parts and service segment increased to 30.6% for the year ended December 31, 2012 as compared to 18.3% for the year ended December 31, 2011 primarily due to cost reduction initiatives and improved pricing methods.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the years ended December 31, 2012 and 2011 were $28.3 million and $29.9 million, respectively. Decreases in salary, healthcare, legal, insurance, telecom and general office expenses were partially offset by increases in sales and marketing and consulting expenses. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $1.5 million and $2.0 million of non-cash stock based compensation expense for the years ended December 31, 2012 and 2011, respectively.

Interest expense decreased 1.1% to $11.3 million for the year ended December 31, 2012 from $11.5 million for the year ended December 31, 2011. The decrease in interest expense was primarily related to interest expense incurred on a lower average debt balance for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Income tax benefit was $5.6 million for the year ended December 31, 2012 compared to a $10.8 million for the year ended December 31, 2011.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 30.5% and 38.6% for the years ended December 31, 2012 and 2011, respectively. The effective tax rate decreased from the prior year due to changes in state and local tax rates resulting primarily from changes in state apportionment.

Essex had 250 full-time employees as of December 31, 2012 compared to 273 full-time employees at December 31, 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

Revenues for the year ended December 31, 2011 were $89.6 million, a 115.7% increase compared to revenue of $41.5 million for the year ended December 31, 2010.  The increase in total revenues primarily relates to revenues generated by our Coast Crane subsidiary acquired in late November 2010. The following table provides a summary of the Company's revenues by operating segment:

	For The Years Ended December 31,			Percentage Change
	2011	2010	Dollar Change
SEGMENT REVENUES
Equipment rentals	$58,859,497	$38,286,314	$20,573,183	53.7%
Equipment distribution	14,206,479	1,238,722	12,967,757	1,046.9%
Parts and service	16,519,003	2,006,424	14,512,579	723.3%
Total revenues	$89,584,979	$41,531,460	$48,053,519	115.7%

Equipment rental segment revenues, which represents 65.7% of total revenues, was $58.9 million for the year ended December 31, 2011, a 53.7% increase from $38.3 million for the year ended December 31, 2010. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Rental revenue, which represented 46.8% of total revenues, was $42.0 million for the year ended December 31, 2011, a 67.5% increase from $25.0 million for the year ended December 31, 2010. This increase primarily relates to an increase in equipment rental revenue generated by our Coast Crane subsidiary acquired in November 2010 of $18.1 million, which offset a decline in equipment rental revenue of $1.2 million at our Essex Crane subsidiary. Transportation revenue also increased $0.6 million for year ended December 31, 2011 as compared to the comparable period in 2010. Utilization for crawler cranes, as measured on a “days” basis, increased to 39.8% for the year ended December 31, 2011 compared to 37.5% for the prior year. There was also a slight decrease in average crawler crane rental rate of 3.7% to $15,781 (per crane per rental month) for the year ended December 31, 2011 from $16,391 for the year ended December 31, 2010. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Used rental equipment sales revenue was $6.5 million for the year ended December 31, 2011; a $2.3 million or 53.3% increase compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Company sold fifty-nine pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold six boom trucks, twelve rough terrain cranes (including two industrial cranes), one tower crane and five crawler cranes during the year ended December 31, 2011. During the year ended December 31, 2010, the Company sold eight pieces of rental equipment consisting of one aerial work platform, two rough terrain cranes and five crawler cranes.

Equipment distribution segment revenue, which represents 15.9% of total revenue, was $14.2 million for the year ended December 31, 2011, a 1,046.9% increase from $1.2 million for the year ended December 31, 2010. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period as a result of the Coast Acquisition. We did not generate equipment distribution segment revenue prior to the Coast Acquisition in November 2010.

Parts and service segment revenue, which represents 18.4% of total revenue, was $16.5 million for the year ended December 31, 2011, a 723.3% increase from $2.0 million for the year ended December 31, 2010. The increase is solely attributable to parts and service revenue at our Coast Crane subsidiary. We did not generate parts and service segment revenue prior to the Coast Acquisition in November 2010.

Gross Profit

Gross Profit for the year ended December 31, 2011 was $13.1 million, a 113.7% increase from gross profit of $6.1 million for the year ended December 31, 2010. Gross profit margin was 14.6% for the year ended December 31, 2011, compared to 14.8% for the year ended December 31, 2010.  The following table provides a summary of the Company's gross profit by operating segment:

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
SEGMENT GROSS PROFIT
Equipment rentals	$8,470,103	$5,250,723	$3,219,380	61.3%
Equipment distribution	1,607,733	170,019	1,437,714	845.6%
Parts and service	3,019,402	706,801	2,312,601	327.2%
Total gross profit	$13,097,238	$6,127,543	$6,969,695	113.7%

Equipment rentals segment gross profit (after overhead allocation) of $8.5 million for the year ended December 31, 2011 increased $3.2 million or 61.3% as compared to the year ended December 31, 2010. Gain on the sale of used rental equipment was $1.1 million for the year ended December 31, 2011, a 50.7% increase from $0.7 million for the year ended December 31, 2010. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold during the year ended December 31, 2011.

Equipment distribution segment gross profit (after overhead allocation) of $1.6 million (11.3% margin) for the year ended December 31, 2011 increased $1.4 million or 845.6% from $0.2 million (13.7% margin) for the year ended December 31, 2010. The decreased gross profit is a function of higher sales volume during the year ended December 31, 2011.

Parts and service segment gross profit (after overhead allocation) of $3.0 million for the year ended December 31, 2011 increased $2.3 million or 327.2% from $0.7 million for the year ended December 31, 2010.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the years ended December 31, 2011 and 2010 were $29.9 million and $13.9 million, respectively. The increase was primarily related to an increase in selling, general and administrative expenses incurred by our Coast Crane subsidiary acquired in November 2010 of $15.1 million. In 2010, selling, general and administrative expenses also included approximately $1.2 million of acquisition related expenses. Selling, general and administrative and other expenses include $2.0 million and $1.1 million of non-cash stock based compensation expense for the years ended December 31, 2011 and 2010, respectively.

Interest expense increased 58.9% to $11.5 million for the year ended December 31, 2011 from $7.2 million for the year ended December 31, 2010. The increase in interest expense was related primarily to interest expense incurred on additional borrowings under existing facilities and new indebtedness incurred to finance the acquisition of Coast Crane’s assets in November 2010.

Income tax benefit was $10.8 million for the year ended December 31, 2011 compared to a $3.5 million for the year ended December 31, 2010.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 38.6% and 23.6% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate increased from the prior year due to an increase in state and local tax rates resulting primarily from changes in apportionment resulting from the Coast Acquisition.

Essex had 273 full-time employees as of December 31, 2011 compared to 276 full-time employees at December 31, 2010.

Liquidity and Capital Resources

The Company has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry. The Company’s net cash flows from operations for the year ended December 31, 2012 were higher than historical cash flows primarily due to increases in Adjusted EBITDA. Combined net cash flows used by operating activities of the Company for all three years presented were approximately $1.1 million. As of December 31, 2012, the Company had total debt obligations outstanding of approximately $218.7 million and had an additional $41.4 million available on our revolving credit facilities. We believe that this availability for Essex Crane and Coast Crane along with $8.4 million in cash, will provide sufficient liquidity through the expiration of our amended and restated revolving credit facilities in October 2016 and March 2017, respectively.  We believe that the sources of cash from operations and the revolving credit facilities should adequately fund the investment needs of the business for the foreseeable future.

The weighted average interest rate on all debt obligations outstanding as of December 31, 2012 was 3.49%.

Cash Flow from Operating Activities

The Company's cash provided by operating activities for the year ended December 31, 2012 was approximately $3.4 million. This was primarily the result of net loss of $12.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, resulted in an increase of cash of approximately $2.6 million. The cash flows from operating activities were increased by a total change in operating assets and liabilities of $0.7 million, which was comprised of a $0.4 million decrease in other receivables, a $0.4 million decrease in prepaid expenses and other assets, a $0.4 million decrease in spare parts inventory, a $1.5 million increase in accounts payable and accrued expenses and a $0.4 million increase in unearned rental revenue. These positive cash flows were offset by a $1.3 million increase in accounts receivable and a $1.0 million increase in retail equipment inventory.

The Company's cash provided by operating activities for the year ended December 31, 2011 was approximately $1.0 million. This was primarily the result of net loss of $17.1 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, resulted in the use of approximately $4.5 million of cash. The cash flows from operating activities were increased by a total change in operating assets and liabilities of $5.5 million, which was comprised of a $1.5 million decrease in other receivables, a $1.1 million decrease in prepaid expenses and other assets, a $4.2 million decrease in retail equipment inventory, a $0.5 million decrease in spare parts inventory and a $0.8 million increase in accounts payable and accrued expenses. These positive cash flows were offset by a $0.3 million increase in accounts receivable, a $0.2 million decrease in unearned rental revenue and a $2.2 million decrease in customer deposits.

The Company's cash used in operating activities for the year ended December 31, 2010 was approximately $5.4 million. This was primarily the result of net loss of $11.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, provided approximately $1.6 million of cash. The cash flows from operating activities were decreased by a total change in operating assets and liabilities of $7.0 million, which was comprised of a $1.0 million increase in prepaid expenses and other assets and a $8.5 million decrease in accounts payable and accrued expenses. These negative cash flows were were offset by a $0.1 million decrease in accounts receivable, a $0.2 million decrease in other receivables, a $0.2 million decrease in retail equipment inventory, a $0.6 million decrease in spare parts inventory, a $0.3 million increase in unearned rental revenue and a $1.2 million increase in customer deposits.

Cash Flow from Investing Activities

For the year ended December 31, 2012, cash provided by investing activities was approximately $7.3 million. This was primarily the result of proceeds from the sale of rental equipment of $17.3 million and a $1.0 million decrease in accounts receivable from rental equipment sales. During the year ended December 31, 2012, the Company sold 314 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company's core rental equipment or its long-term strategy, along with twenty two boom trucks, seventeen rough terrain cranes (including six industrial cranes), two tower cranes and six crawler cranes.These investing activity sources of cash were partially offset by $9.7 million in purchases of rental equipment and $1.2 million in purchases of property and equipment.

For the year ended December 31, 2011, cash used in investing activities was approximately $19.7 million. This was primarily the result of purchases of rental equipment of $23.8 million, purchases of property and equipment of $1.3 million and an increase in accounts receivable from rental equipment sales of $1.2 million. These investing activity uses of cash were partially offset by $6.5 million in proceeds received for the sale of rental equipment. During the year ended December 31, 2011, the Company sold fifty-nine pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold six boom trucks, twelve rough terrain cranes (including two industrial cranes), one tower crane and five crawler cranes during the year ended December 31, 2011.

For the year ended December 31, 2010, cash used in investing activities was approximately $28.7 million. This was primarily the result of net cash payments of $31.8 million for the purchase of Coast Crane, purchases of rental equipment of $0.2 million (excluding the $2.6 million of rental equipment purchases made directly through short-term debt obligations) and purchases of property and equipment of $1.0 million. These investing activity sources of cash were partially offset by $4.3 million in proceeds received for the sale of rental equipment. During the year ended December 31, 2010, the Company sold eight pieces of rental equipment consisting of one aerial work platform, two rough terrain cranes and five crawler cranes.

Cash flow from financing activities

Cash used in financing activities was approximately $11.3 million for the year ended December 31, 2012. This is primarily due to payments on short-term debt obligations of $0.7 million, payments for loan costs of $0.2 million and net payments on revolving credit facilities of $11.5 million. Total borrowings and payments on the revolving credit facilities were $92.3 million and $103.8 million, respectively, for the period. These uses of cash were partially offset by proceeds received from purchase money security interest debt obligations used to purchase rental equipment of $1.1 million.

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

Revolving Credit Facilities

The following information discusses significant events during the years ended December 31, 2012 and 2011 that relate to the Company's revolving credit facilities and other debt obligations. Also see Note 7 to the consolidated financial statements for further information related to our credit facilities.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its asset-based senior secured revolving line of credit facility ("Essex Crane Revolving Credit Facility"), which permitted it to borrow up to $190.0 million with a $20.0 million aggregate sublimit for letters of credit.  Essex Crane could borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The Essex Crane Revolving Credit Facility was scheduled to mature in October 2013 and is collateralized by a first lien security interest in substantially all of Essex Crane’s assets.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $185.8 million and $187.8 million as of December 31, 2012 and 2011, respectively. Essex Crane’s available borrowing under the revolving credit facility was approximately $34.5 million and $30.0 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there was $0.0 million and $3.6 million, respectively, of available formulated collateral in excess of the maximum amount of $190.0 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane's ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

As of December 31, 2012 and for the year then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane Revolving Credit Facility.  Some of the financial covenants, including a fixed charge coverage ratio and rental equipment utilization ratio, do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $34.5 million exceeded the threshold at December 31, 2012. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

On March 15, 2013, the Essex Crane Revolving Credit Facility was amended and restated to extend the maturity to October 31, 2016 and reduce the maximum amount Essex Crane is able to borrow to $175.0 million. The amendment also provides for increases in the applicable prime rate margin, euro-dollar LIBOR margin and unused line commitment fee to 1.75%, 3.75% and 0.375%, respectively. Under the amendment, the springing covenant threshold is eliminated and, instead, Essex Crane is required to have availability in excess of 10% of the outstanding commitment and is subject to a fixed charge coverage ratio of 1.10 to 1.00. Further, under the amendment, the aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, as defined within the amended and restated revolving credit facility. In addition, the maximum commitment may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively. The amendment also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. All other terms of the October 31, 2008 amendment remained in effect following such amendment.

Coast Crane Revolving Credit Facility

In conjunction with the Coast Acquisition on November 24, 2010, our Coast Crane subsidiary entered into a secured revolving credit facility, which permits it to borrow up to $75.0 million.   Coast Crane may borrow, repay and reborrow up to an amount equal to the sum of (a) 85% of eligible Coast accounts, (b) the lesser of 50% of eligible Coast inventory and $5 million, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost of eligible new equipment inventory and (ii) $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve. The revolving credit facility is scheduled to mature in November 2014 and is collateralized by a first security interest in substantially all of Coast Crane’s assets.

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

inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended agreement is collateralized by a first priority security interest in substantially all of Coast Crane's and Coast Crane Ltd.'s assets. Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility were used to repay Coast Crane Ltd.'s existing credit facility, which was terminated in connection with the amendment.

On May 7, 2012 the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million “first amendment reserve.” The amendment also provides for a modified fixed charge coverage ratio as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. Coast Crane EBITDA for the year ended December 31, 2012 exceeded the $6.0 million threshold and no contribution from Essex was required. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

The maximum amount that could be borrowed under the Coast Crane Revolving Credit Facility, net of reserves was approximately $66.2 million and $73.7 million as of December 31, 2012 and 2011, respectively. The Company’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $6.9 million and $5.3 million as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, there was $0.2 million and $2.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell below $8.0 million) was triggered notwithstanding that Coast Crane and Coast Crane Ltd. had combined excess availability of $9.5 million, $8.4 million and $8.5 million as of January 31, 2012, February 29, 2012 and March 31, 2012, respectively. The modified fixed charge coverage ratio included in the May 7, 2012 amendment replaced the springing trailing twelve month fixed charge coverage ratio. The May 7, 2012 amendment also addressed and waived Coast Crane's non-compliance (which existed as of March 31, 2012) with certain delivery and reporting requirements contained in the Coast Crane Revolving Credit Facility.

As of December 31, 2012, Coast Crane was in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $500,000 beginning on June 30, 2013. Amounts borrowed as a term loan which are repaid or prepaid may not be reborrowed. All other terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.

Coast Crane Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, including all of the outstanding shares of capital stock of Coast Crane, Ltd., the Company assumed the obligations under a Canadian Revolving Credit Facility. The principal amount of $1.5 million related to the Canadian Revolving Credit Facility was repaid in full and terminated in November 2011 in conjunction with the amendment to the Coast Crane Revolving Credit facility discussed above.

Other Long-term Debt Obligations

In November 2010, we entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of our assumption of such indebtedness, to exchange such indebtedness for promissory notes issued by Essex in the aggregate principal amount of $5,227,000. As additional consideration under the agreement, we agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof to purchase up to 90,000 shares of our common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction.

As of December 31, 2012 the purchase money security interest debt consists of the financing of nine pieces of equipment. As the loans are amortizing, approximately $0.8 million of the total $3.0 million in principal payments are due prior to December 31, 2013 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2012. Monthly principal and interest payments are required through the various maturity dates ranging from September 2015 to December 2017.

Capitalized Expenditures

Our capitalization criteria is to capitalize costs in the period they are incurred related to projects with total costs in excess of $10,000, $15,000 and $20,000 related to boom trucks, tower cranes and crawler cranes, respectively, when the projects extend the useful lives or enhance the crane’s capabilities. These capital projects are depreciated using the straight-line method over an estimated useful life of seven years. Individual rental equipment items and property, plant and equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful life of the respective item purchased. Building and leasehold improvement costs in excess of $10,000 are capitalized and depreciated over a useful life of ten years.

The following table provides quantitative information regarding the amount and types of costs capitalized during 2012 and 2011:

	For The Years Ended December 31,
	2012	2011
Purchases of rental equipment	$9,475,729	$23,730,914
Costs to prepare cranes for sale	256,661	80,114
Purchases of property, plant & equipment	478,188	161,117
Capitalized crane repair costs	518,526	257,807
Capitalized internally developed software costs	163,443	852,070
Total capitalized expenditures	$10,892,547	$25,082,022

During the years ended December 31, 2012 and 2011, we expensed repair and maintenance costs of approximately $10.7 million and $12.4 million, respectively. We expect to capitalize costs of approximately $12.5 million during the year ended December 31, 2013. Approximately $9.8 million of the total is for the purchase of rental equipment, a portion of which will be funded from proceeds from the sales of older and lighter lifting rental equipment.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year (1)	1-3 Years (1)	3-5 Years (1)	More than 5 Years	Total
Revolving credit facilities:
Principal	$1,500,000	$4,000,000	$205,092,909	$—	$210,592,909
Interest (1)	9,103,708	17,916,465	8,141,090	—	35,161,263
Other debt obligations:
Principal	5,959,480	1,520,418	626,931	—	8,106,829
Interest	724,060	129,759	43,780	—	897,599
Operating Leases:
Minimum lease payments	2,103,567	1,849,880	503,082	52,500	4,509,029
Other long-term liabilities:
Capital lease obligations, including interest	3,154	—	—	—	3,154
Total	$19,393,969	$25,416,522	$214,407,792	$52,500	$259,270,783

(1)
In March 2013, the Company amended and restated both the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility to extend the maturity dates to October 2016 and March 2017, respectively.

(2)
Amounts include interest expected to be incurred on the Company's revolving credit facilities based on the amount outstanding as of December 31, 2012 and the interest rates outlined in the amended and restated Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in Note 2 to our 2012 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, rental equipment, impairment of goodwill and long-lived assets, derivative financial instruments and income taxes.

Revenue Recognition

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance. We generate revenue from the rental of cranes and related equipment and other services such as crane and equipment transportation and repairs and maintenance. In many instances, the Company provides some of the above services under the terms of a single customer Equipment Rental Agreement. The Company also generates revenue from the retail sale of equipment and spare parts and repair and maintenance service provided with respect to non-rental equipment.

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

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight-line basis over the rental period specified in the associated equipment rental agreement. Rental contract terms span several months or longer. Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Repair service revenue is recognized when the service is provided. Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex service center, storage yard or next customer location. New and used rental equipment and part sales are recognized upon acceptance by the customer and when delivery has occurred. Revenue from repair and maintenance services provided with respect to non-rental equipment is recognized when the service is provided.

There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts. The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

Useful Lives of Rental Equipment

Essex’s primary assets consist of its lattice-boom crawler cranes and attachments, rough terrain cranes, tower cranes, boom trucks and other equipment within its fleet, which are recorded at cost less accumulated depreciation. In conjunction with the acquisitions of Essex Crane and Coast Crane, Essex recorded all of its crane and attachment and other construction equipment fleet values at fair value.  Essex depreciates the existing fleet over periods between 5 and 30 years on a straight-line basis. New cranes to the fleet are depreciated over a 12 to 30 year useful life while used cranes acquired will be amortized over a period of 7 to 25 years. Essex’s management reviews the value of its crane fleet annually in conjunction with its lenders.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts and credit memos.  The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable the receivable will not be recovered. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance.

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

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions.  The Company is subject to U.S. federal or state income tax examinations for years 2009 through 2012 and Coast Crane Ltd. is subject to Canadian income tax examinations for the tax years 2007 through 2012.

Essex’s management makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to Essex’s tax provision in a subsequent period.

At December 31, 2012, the Company had unused U.S. federal net operating loss carry-forwards totaling approximately $138.9 million that begin expiring in 2021. At December 31, 2012, the Company also had unused state net operating loss carry-forwards totaling approximately $71.5 million that expire between 2013 and 2032.

Impairment of long-lived assets

Long lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets and finite-lived intangible assets, the Company assesses the carrying value of these assets if such facts and circumstances suggest that they may be impaired. Losses related to long-lived assets are recorded where indicators of impairment are present and the estimated undiscounted cash flows to be generated by the asset (rental and associated revenues less related operating expenses plus any terminal value) are less than the assets’ carrying value. If the carrying value of the assets will not be recoverable, as determined by the undiscounted cash flows, the carrying value of the assets is reduced to fair value. We did not identify any indicators of potential impairment during the year ended December 31, 2012.

Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles – Goodwill and Other”, we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. To determine if there is any impairment, management determined whether the fair value of the reporting unit is greater than its carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment, if any. We determined that our recorded goodwill was not impaired as of December 31, 2012.

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

Recently Issued and Adopted Accounting Pronouncements

Please refer to Note 2 within our notes to the consolidated financial statements for a description of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of December 31, 2012. The weighted average interest rate in effect on all of the Company’s borrowings at December 31, 2012 was 3.49%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at December 31, 2012 would increase our interest expense by approximately $1.6 million on an annualized basis.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, accounts receivable and accounts payable and accrued expenses) approximate their carrying values based on their nature and terms.

The fair value of the Company’s total debt outstanding as of December 31, 2012 was $217.2 million. If market rates of interest increased 50 basis points due to a change in the applicable margin rate of interest (a 14.3% increase from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $216.7 million. If market rates of interest decreased 50 basis points due to a change in the applicable margin rate of interest (a 14.3% decrease from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $217.7 million.

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

The Company cannot predict the effect of adverse changes in interest rates on its debt and, therefore, the Company cannot predict its exposure to market risk. Consequently, further results may differ materially from the estimated adverse changes discussed above.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting has been audited as of December 31, 2012 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the SEC on or before April 30, 2013.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides certain information, as of December 31, 2012, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plans, the 2008 Long-Term Incentive Plan and the 2011 Long-Term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	1,474,719	$5.45	1,336,571
Equity plans not approved by stockholders	—	$—	—
Total	1,474,719	$5.45	1,336,571

(1)	During the year ended December 31, 2012, the Company issued 56,868 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee

The additional information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

10.23	Hyde Park Acquisition Corp. 2008 Long Term Incentive Plan (1)

10.24	Essex Rental Corp. 2011 Long Term Incentive Plan (8)

10.25
Form of Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and each of Calm Waters Partnership, Matthew Campbell, Daeg Partners, LP, Equitable Holding Corp. and KC Gamma Opportunity Fund, LP (together with T. Rowe Price Small-Cap Value Fund, the “Private Placement Investors”). (7)

10.26	Subscription Agreement, dated October 29, 2010, between Essex Rental Corp. and T. Rowe Price Small-Cap Value Fund. (7)

10.27	Form of Registration Rights Agreement, dated November 24, 2010, between Essex Rental Corp. and each Private Placement Investor. (7)

10.28
Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 14, 2011, by and among Coast Crane Company, Coast Crane Ltd., CC Acquisition Holding Corp., General Electric Capital Corporation, as Agent for the several financial institutions from time to time party to the Credit Agreement and for itself as a lender, PNC Bank National Association and Wells Fargo Bank, National Association, as lenders, and the other persons party thereto that are designated as Credit Parties thereunder. (9)

10.29	Agreement, dated November 5, 2010, between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company). (7)

10.30	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

10.31	Form of Promissory Notes issued to the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company) in the aggregate principal amount of $5,227,000. (7)

10.32	Registration Rights Agreement, dated December 22, 2010, amount Essex Rental Corp., Kirtland Capital Company III LLC and Kirtland Capital Partners III L.P. (7)

10.33
Third Amended and Restated Loan and Security Agreement, dated March 15, 2013, among Essex Crane Rental Corp., Essex Holdings LLC, Wells Fargo Capital Finance LLC and the Financial Institutions named therein. (10)

10.34
Second Amended and Restated Credit Agreement (the "Credit Agreement") dated March 12, 2013, by and among Coast Crane Company, Coast Crane Ltd., CC Acquisition Holding Corp., General Electric Capital Corporation, as Administrative Agent for the several financial institutions from time to time party to the Credit Agreement and for itself as a lender, Wells Fargo Bank, National Association, as Documentation Agent for the several financial institutions from time to time party to the Credit Agreement and lenders, and the other persons party thereto that are designated as Credit Parties thereunder. (11)

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

(8)
Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2011, regarding the Annual Meeting of the Registrant's Stockholders held on June 16, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2011.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013

(*) Filed herewith.

(**) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the accompanying consolidated balance sheets of Essex Rental Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Rental Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Chicago, Illinois
March 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the internal control over financial reporting of Essex Rental Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois
March 18, 2013

ESSEX RENTAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,389,321	$9,030,383
Accounts receivable, net of allowances	14,658,198	14,311,343
Other receivables	2,282,104	2,712,353
Deferred tax assets	3,022,625	3,478,114
Inventory
Retail equipment	1,815,670	2,212,530
Retail spare parts, net	1,386,412	1,506,680
Prepaid expenses and other assets	1,494,751	1,944,068
TOTAL CURRENT ASSETS	33,049,081	35,195,471

Rental equipment, net	306,892,373	328,955,023
Property and equipment, net	6,610,976	7,876,432
Spare parts inventory, net	3,145,129	3,380,090
Identifiable finite lived intangibles, net	1,403,571	1,893,920
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	1,170,354	1,803,167

TOTAL ASSETS	$354,067,610	$380,900,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,342,637	$4,893,500
Accrued employee compensation and benefits	1,999,143	1,750,956
Accrued taxes	3,211,400	3,592,912
Accrued interest	1,359,017	833,642
Accrued other expenses	1,358,036	830,295
Unearned rental revenue	1,520,701	1,106,781
Customer deposits	73,795	142,581
Promissory notes	5,130,870	—
Other short-term debt obligations	828,610	673,403
Interest rate swaps	—	2,470,779
Current portion of capital lease obligation	3,154	7,199
TOTAL CURRENT LIABILITIES	20,827,363	16,302,048

LONG-TERM LIABILITIES
Revolving credit facilities	210,592,909	222,088,941
Promissory notes	—	5,034,741
Other long-term debt obligations	2,147,349	1,851,859
Deferred tax liabilities	46,258,254	51,650,482
Capital lease obligation	—	3,150
TOTAL LONG-TERM LIABILITIES	258,998,512	280,629,173

TOTAL LIABILITIES	279,825,875	296,931,221

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,555,818 shares at December 31, 2012 and 24,428,092 shares at December 31, 2011	2,456	2,443
Paid in capital	124,460,238	122,815,398
Accumulated deficit	(50,230,938)	(37,577,983)
Accumulated other comprehensive income (loss), net of tax	9,979	(1,270,850)
TOTAL STOCKHOLDERS' EQUITY	74,241,735	83,969,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$354,067,610	$380,900,229
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
REVENUES
Equipment rentals	$46,863,695	$41,970,190	$25,049,779
Retail equipment sales	4,087,127	14,206,479	1,238,722
Used rental equipment sales	17,258,089	6,523,789	4,255,761
Retail parts sales	9,207,802	9,834,844	1,184,042
Transportation	7,474,839	5,413,609	4,766,328
Equipment repairs and maintenance	13,369,302	11,636,068	5,036,828

TOTAL REVENUES	98,260,854	89,584,979	41,531,460

COST OF REVENUES
Salaries, payroll taxes and benefits	10,994,834	10,635,150	5,905,279
Depreciation	20,458,784	21,146,477	12,723,951
Retail equipment sales	3,474,161	11,878,546	994,119
Used rental equipment sales	14,353,793	5,462,818	3,551,891
Retail parts sales	7,091,209	7,230,864	775,338
Transportation	6,823,282	5,081,504	4,236,326
Equipment repairs and maintenance	10,663,327	12,452,736	5,833,945
Yard operating expenses	3,069,344	2,599,646	1,383,068

TOTAL COST OF REVENUES	76,928,734	76,487,741	35,403,917

GROSS PROFIT	21,332,120	13,097,238	6,127,543

Selling, general and administrative expenses	26,986,797	28,535,612	12,964,887
Other depreciation and amortization	1,274,466	1,338,378	954,602

LOSS FROM OPERATIONS	(6,929,143)	(16,776,752)	(7,791,946)

OTHER INCOME (EXPENSES)
Other income	41,230	316,492	72,278
Interest expense	(11,334,705)	(11,455,390)	(7,209,449)
Foreign currency exchange gains (losses)	5,484	(6,999)	(2,471)
TOTAL OTHER INCOME (EXPENSES)	(11,287,991)	(11,145,897)	(7,139,642)

LOSS BEFORE INCOME TAXES	(18,217,134)	(27,922,649)	(14,931,588)

BENEFIT FOR INCOME TAXES	(5,564,179)	(10,775,749)	(3,523,102)

NET LOSS	$(12,652,955)	$(17,146,900)	$(11,408,486)

Weighted average shares outstanding:
Basic	24,545,041	23,824,119	16,102,339
Diluted	24,545,041	23,824,119	16,102,339

Loss per share:
Basic	$(0.52)	$(0.72)	$(0.71)
Diluted	$(0.52)	$(0.72)	$(0.71)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2012	2011	2010
Net loss	$(12,652,955)	$(17,146,900)	$(11,408,486)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20,598	(19,591)	8,973
Change in fair value of interest rate swap, net of tax of $812,517, $690,862 and ($626,987) for the years ended December 31, 2012, 2011 and 2010, respectively	1,260,231	1,061,781	(892,110)
Other comprehensive income (loss)	1,280,829	1,042,190	(883,137)

Comprehensive loss	$(11,372,126)	$(16,104,710)	$(12,291,623)

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional Paid-In Capital	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance - January 1, 2010	14,124,563	$1,412	$84,589,119	$(9,022,597)	$(1,429,903)	$74,138,031
Repurchases and retirement of 519,905 warrants	—	—	(853,516)	—	—	(853,516)
Exercise of warrants for common stock	473,646	47	2,368,219	—	—	2,368,266
Common stock issued under cashless warrant tender offer	2,547,558	255	(255)	—	—	—
Common stock issued to employees as compensation	23,522	2	133,505	—	—	133,507
Common stock issued for professional services	3,200	1	15,521	—	—	15,522
Common stock issued in private placement transaction	3,300,000	330	14,189,670	—	—	14,190,000
Equity issuance costs	—	—	(773,601)	—	—	(773,601)
Stock based compensation for stock options granted to executive management	—	—	1,087,305	—	—	1,087,305
Fair value of detachable warrants issued in conjunction with unsecured promissory notes	—	—	296,400	—	—	296,400
Change in fair value of interest rate swap, net of tax of $626,987	—	—	—	—	(892,110)	(892,110)
Foreign currency translation adjustments	—	—	—		8,973	8,973
Net loss for the year ended December 31, 2010	—	—	—	(11,408,486)	—	(11,408,486)
Balance - December 31, 2010	20,472,489	$2,047	$101,052,367	$(20,431,083)	$(2,313,040)	$78,310,291
Exercise of warrants for common stock	3,955,603	396	19,777,619	—	—	19,778,015
Stock based compensation for executive management stock options and employee restricted shares granted	—	—	1,985,412	—	—	1,985,412
Change in fair value of interest rate swap, net of tax of $690,862	—	—	—	—	1,061,781	1,061,781
Foreign currency translation adjustments	—	—	—	—	(19,591)	(19,591)
Net loss for the year ended December 31, 2011	—	—	—	(17,146,900)	—	(17,146,900)
Balance - December 31, 2011	24,428,092	$2,443	$122,815,398	$(37,577,983)	$(1,270,850)	$83,969,008
Stock based compensation for executive management stock options and employee restricted shares granted	70,858	7	1,483,346	—	—	1,483,353
Common stock issued to directors	56,868	6	161,494	—	—	161,500
Change in fair value of interest rate swap, net of tax of $812,517	—	—	—	—	1,260,231	1,260,231
Foreign currency translation adjustments	—	—	—	—	20,598	20,598
Net loss for the year ended December 31, 2012	—	—	—	(12,652,955)	—	(12,652,955)
Balance - December 31, 2012	24,555,818	$2,456	$124,460,238	$(50,230,938)	$9,979	$74,241,735

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,652,955)	$(17,146,900)	$(11,408,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of tangible assets	21,377,683	21,854,730	13,157,670
Amortization of loan acquisition costs and other intangibles	1,227,747	1,385,523	1,035,601
Amortization of promissory notes discount	96,129	96,130	8,011
Gain on sale of rental equipment	(2,904,296)	(1,060,971)	(703,870)
Deferred income taxes	(5,621,648)	(10,615,361)	(1,600,049)
Share based compensation expense	1,522,912	1,985,412	1,220,812
Professional fees paid through issuance of common shares	—	—	15,522
Change in fair value of interest rate swaps	(398,031)	(1,043,164)	(159,455)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,324,432)	(346,571)	111,877
Other receivables	430,249	1,511,082	168,023
Prepaid expenses and other assets	449,317	1,125,908	(974,695)
Retail equipment inventory	(1,030,464)	4,187,863	182,879
Spare parts inventory	357,219	535,593	611,559
Accounts payable and accrued expenses	1,490,869	829,928	(8,516,276)
Unearned rental revenue	413,920	(166,066)	259,999
Customer deposits	(68,786)	(2,177,426)	1,160,898
Total change in operating assets and liabilities	717,892	5,500,311	(6,995,736)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,365,433	955,710	(5,429,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	—	(31,795,947)
Purchases of rental equipment	(9,687,668)	(23,811,028)	(242,020)
Purchases of property and equipment	(1,204,879)	(1,270,994)	(1,016,762)
Accounts receivable from rental equipment sales	977,577	(1,163,000)	107,042
Proceeds from sale of rental equipment	17,258,089	6,523,789	4,255,761
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,343,119	(19,721,233)	(28,691,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	92,312,312	100,312,623	74,600,102
Proceeds from purchase money security interest debt	1,139,876	—	—
Payments on revolving credit facilities	(103,808,344)	(93,168,798)	(43,925,681)
Payments on purchase money security interest debt	(689,179)	(2,253,401)	(7,796,731)
Payments on capital lease obligation	(7,692)	(7,692)	(7,692)
Proceeds from the issuance of common stock	—	—	14,190,000
Payment of equity issuance costs	—	—	(644,219)
Proceeds from the exercise of warrants	—	19,778,015	2,368,266
Payments to repurchase warrants	—	—	(853,516)
Payments for loan acquisition costs	(239,369)	(340,575)	(558,339)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,292,396)	24,320,172	37,372,190

Effect of exchange rate changes on cash and cash equivalents	(57,218)	1,420	24,522

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(641,062)	5,556,069	3,274,806

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,030,383	3,474,314	199,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,389,321	$9,030,383	$3,474,314

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For The Years Ended December 31,
	2012	2011	2010
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Equity issuance fee in accrued expenses	$—	$—	$129,382
Debt issuance costs in accrued expenses	$—	$—	$238,375
Promissory notes and common stock warrants exchanged for assumed debt	$—	$—	$5,227,000
Portion of Coast Crane debt paid-off with proceeds from new Coast Crane revolving credit facility	$—	$—	$49,551,516
Assumption of other long-term debt obligations	$—	$—	$3,831,433
Revolving credit facility assumed	$—	$—	$2,743,160
Board of Directors fees paid in common stock	$161,500	$—	$—
Equipment obtained through capital lease	$497	$974	$1,423
Equipment purchased directly through long-term debt obligations	$1,139,876	$1,012,500	$2,560,847
Unrealized (gain) loss on designated derivative instruments, net of tax	$1,260,231	$1,061,781	$892,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, swaps and debt issuance costs	$9,965,212	$11,371,426	$6,864,814
Cash (received) paid for income taxes, net	$98,552	$(754,266)	$23,344

The accompanying notes are an integral part of these financial statements.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”) and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. (“Essex Finance”), CC Acquisition Holding Corp. (“CC Acquisition”), Coast Crane Company, formerly known as CC Bidding Corp. (“Coast Crane” or “CC Bidding”) and Coast Crane Ltd. (“Coast Crane Ltd.) (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

The Company, through its subsidiaries, Essex Crane and Coast Crane, is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry throughout the United States of America, including Hawaii and Alaska, and Canada. The assets are rented for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial, residential and infrastructure related projects. The Company, through its subsidiary Coast Crane, is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

The accompanying consolidated financial statements of the Company include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company's operating results, financial position and cash flows as of and for all periods presented.

2. Significant Accounting Policies

Reclassifications

Certain prior year amounts in the consolidated statements of operations have been reclassified to conform to the current year presentation. The reclassifications had no effect on net loss, cash flows or shareholders' equity.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and the related disclosures.  Accordingly, actual results could materially differ from those estimates.  Significant estimates include the allowance for doubtful accounts and credit memos, spare parts inventory obsolescence reserve, useful lives for rental equipment and property and equipment, deferred income taxes, personal property tax receivable and accrual, loss contingencies and the fair value of interest rate swaps and other financial instruments.

Change in Accounting Estimates

During the year ended December 31, 2011, the Company changed its estimate of the useful lives of certain types of rental equipment acquired as part of the Coast Acquisition on November 24, 2010. The change in useful lives was reflected in our Quarterly Report on Form 10-Q for the period ending March 31, 2011 and was based on new information learned prior to filing that Form 10-Q. The impact of this change on gross profit and net loss for the year was an increase of approximately $0.5 million and a decrease of $0.3 million, respectively. The impact on basic and diluted loss per share was a decrease of $0.01 per share.

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

Segment Reporting

We have determined, in accordance with applicable accounting guidance regarding operating segments, that we have three reportable segments. We derive our revenues from three principal business activities: (1) equipment rentals; (2) equipment

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distribution; and (3) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 14 to the consolidated financial statements regarding our segment information.

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

Revenue from equipment rentals are billed monthly in advance and recognized as earned, on a straight-line basis over the rental period specified in the associated equipment rental agreement. Rental contract terms may span several months or longer. Because the term of the contracts can extend across financial reporting periods, when rentals are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Repair service revenue is recognized when the service is provided. Transportation revenue from rental equipment delivery service is recognized for the drop off of rental equipment on the delivery date and is recognized for pick-up when the equipment is returned to the Essex service center, storage yard or next customer location. New and used rental equipment and part sales are recognized upon acceptance by the customer and when delivery has occurred. Revenue from repair and maintenance services provided with respect to non-rental equipment is recognized when the service is provided.

There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts. The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintained cash deposits in foreign accounts totaling approximately $0.7 million and $0.4 million at December 31, 2012 and 2011, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable that the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was approximately $2.8 million and $2.9 million as of December 31, 2012 and 2011, respectively. Bad debt expense was approximately $1.0 million, $1.0 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the allowance for doubtful accounts for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Beginning balance	$2,915,895	$1,741,601
Provision for allowance for doubtful accounts	959,543	1,004,512
Provision for credit memo reserve	1,425,103	1,933,421
Write-offs and recoveries	(2,525,821)	(1,763,639)
Ending balance	$2,774,720	$2,915,895

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

The Company controls credit risk related to accounts receivable through credit approvals, credit limits and other monitoring procedures. The Company also manages credit risk through bonding requirements on its customers and/or liens on projects that the rental equipment is used to complete.

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

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the balance sheet dates. The obsolescence reserve was approximately $1.3 million and $1.1 million as of December 31, 2012 and 2011, respectively.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 5 to 30 years. In excess of 95% of the assets have a useful life greater than 15 years. Equipment improvement projects with costs in excess of $10,000 for boom trucks, $15,000 for tower and rough terrain cranes and $20,000 for crawler cranes that extend the useful lives or enhance a crane’s capabilities are capitalized in the period they are incurred and depreciated using the straight-line method over an estimated useful life of 7 years. Individual rental equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful lives of the respective item purchased. During the years ended December 31, 2012 and 2011, the Company capitalized rental equipment maintenance expenditures of approximately $0.5 million and $0.2 million, respectively.

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

Expenditures for betterments and renewals in excess of $5,000 that extend the useful lives or enhance the assets’ capabilities are capitalized and are depreciated on the straight-line basis over the remaining lives of the assets.  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations. The Company capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $0.5 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively.

External costs incurred by the Company to develop computer software for internal use are capitalized in accordance with applicable accounting guidance. The Company capitalized $0.2 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight-line basis over their useful lives.  During 2011, the Company placed approximately $0.8 million of capitalized costs in service associated with the development of a new Enterprise Resource Planning system (“ERP system”) at Coast Crane. The ERP system implementation was completed in the second half of 2011 and is being amortized on a straight-line basis over its 3 year useful life beginning in the third quarter of 2011.

Loan Acquisition Costs

Loan acquisition costs include underwriting, legal and other direct costs incurred in connection with the issuance of the Company’s debt.  These costs are capitalized and amortized using the straight-line method over the remaining period of the debt, which is not materially different from the effective interest method, and included in interest expense in the consolidated statements of operations.

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

Under ASC 350, “Intangibles – Goodwill and Other”, we evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has recorded goodwill of $1,796,126 assigned to one reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of the reporting units. The fair value of the reporting unit is estimated using the income approach, specifically the present value technique using future cash flows, and is compared to the carrying value of the reporting unit. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment , if any. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting unit with goodwill.

The Company did not identify any triggering events or indicators of impairment during the years ended December 31, 2012, 2011 and 2010. The results of our quantitative goodwill impairment tests for the most recent year ended December 31, 2012 indicated that the fair value of our reporting unit with goodwill exceeded its carrying value by approximately 114% and no impairment of goodwill was recorded. Similarly, there was no impairment of goodwill recorded for the years ended December 31, 2011 and 2010.

Identifiable finite lived intangible assets consist of customer relationships and trademarks obtained in the acquisition of Coast Crane’s assets. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 7 years and 5 years, respectively.

Long-lived Assets

Long lived assets are recorded at the lower of amortized cost or fair value.  As part of an ongoing review of the valuation of long-lived assets and finite-lived intangibles, the Company assesses the carrying value of these assets if such facts and circumstances suggest that they may be impaired.  The Company determined that there were no triggering events during the year ended December 31, 2012. During the fourth quarter of 2011, the Company determined that the operating results of the company, declining stock price and budget shortfalls were an indication of potential impairment. As a result, the Company performed an assessment of its long-lived assets, including finite lived intangibles and rental equipment, as determined by an undiscounted cash flow analysis over the remaining future life of the assets. The Company determined that there was no impairment of its long-lived assets as of December 31, 2011.

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

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately within the consolidated statements of operations. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. No hedge ineffectiveness was recognized within the consolidated statements of operations during the years ended December 31, 2012, 2011 or 2010.

The Company assumed three interest rate swaps with a combined notional amount of $21.0 million in conjunction with its purchase of Coast Crane’s assets and did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment for economic reasons and the forecasted inherent hedge ineffectiveness that would have resulted from the differences in terms of the assumed swaps and the new revolving credit facility. As such, the derivative financial instruments assumed have been recorded at fair value in the accompanying consolidated balance sheets in liabilities with

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in the underlying fair value reported as a component of interest expense in the Company’s consolidated statements of operations.

Income Taxes

The Company uses an asset and liability approach, as required by the applicable accounting guidance, for financial accounting and reporting of income taxes.  Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on net deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

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

Management assesses the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, the Company will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are not more likely than not to be realized. The Company follows the applicable guidance related to the accounting for uncertainty in income taxes.

Stock based compensation

Stock based compensation is accounted for in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which results in compensation expense being recorded over the requisite service or vesting period based on the fair value of the share based compensation at the date of grant.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance regarding the format of disclosures of comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was adopted for the Company’s 2012 fiscal year.

In September 2011, the FASB issued authoritative guidance regarding the methodology used to test goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This guidance has not had a material impact on the Company's consolidated financial statements.

3.	Rental Equipment

Rental equipment consists of the following:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011
Rental equipment	$366,520,232	$372,596,764
Less: accumulated depreciation	(59,627,859)	(43,641,741)
Rental equipment, net	$306,892,373	$328,955,023

Essex Rental’s depreciation expense related to rental equipment was $19.5 million, $20.0 million and $12.3 million for the years ended December 31, 2012, 2011 and 2010, respectively and is included in cost of revenues in the accompanying consolidated statements of operations.

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues. Future contractual minimum rental revenues as required by executed rental agreements as of December 31, 2012 are as follows:

2013	$7,577,314
2014	128,020
Total minimum rental revenue	$7,705,334

4.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2012	2011
Land	$2,575,000	$2,575,000
Buildings and improvements	2,572,005	2,557,679
Automobiles, trucks, trailers and yard equipment	3,283,599	3,358,237
Information Systems equipment and software	2,178,966	1,826,100
Office equipment	160,207	261,520
Construction in progress	765,559	494,285
Total property and equipment	11,535,336	11,072,821
Less: accumulated depreciation	(4,924,360)	(3,196,389)
Property and equipment, net	$6,610,976	$7,876,432

The amount of costs incurred and capitalized for projects not yet completed was $0.8 million and $0.5 million at December 31, 2012 and 2011, respectively. The Company’s depreciation expense related to property and equipment was $1.9 million, $1.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Depreciation expense for property and equipment related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

5.	Loan Acquisition Costs

The Company capitalized $239,369 of loan acquisition costs related to the amendment of the Coast Crane Revolving Credit Facility during the year ended December 31, 2012. The 2012 loan acquisition costs are being amortized over the remaining term of the Coast Crane Revolving Credit Facility.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest expense as the obligation was repaid in full and terminated in conjunction with the amendment to the Coast Crane Revolving Credit Facility on November 14, 2011.

Loan acquisition costs consist of the following:

	Year Ended December 31,
	2012	2011
Gross carrying amount	$3,850,732	$3,611,363
Less: accumulated amortization	(2,680,378)	(1,808,196)
Loan acquisition costs, net	$1,170,354	$1,803,167

The Company’s loan acquisition costs amortized to interest expense for the years ended December 31, 2012, 2011 and 2010 were $0.9 million, $0.8 million and $0.5 million, respectively.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2012 are as follows for the years ending December 31:

2013	$828,001
2014	342,353
Total	$1,170,354

6.	Intangible Assets

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

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship intangible	1,500,000	(446,429)	1,053,571
Coast Crane trademark	600,000	(250,000)	350,000
	$3,688,956	$(2,285,385)	$1,403,571

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2011:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$849,417	$(774,628)	$74,789
Essex Crane trademark	874,321	(793,047)	81,274
Coast Crane customer relationship intangible	1,500,000	(232,143)	1,267,857
Coast Crane trademark	600,000	(130,000)	470,000
	$3,823,738	$(1,929,818)	$1,893,920

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $64,591 and $309,935 for the years ended December 31, 2012 and 2011, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $70,191 and $312,435, for the years ended December 31, 2012 and 2011, respectively as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the year ended December 31, 2012.

The Company’s amortization expense associated with other intangible assets was $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2012:

2013	$334,286
2014	334,286
2015	324,286
2016	214,286
2017	196,427
Total	$1,403,571

7.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at December 31,		Weighted Average Interest as of	Maturity
	2012	2011	12/31/2012	Date Ranges
Essex Crane revolving credit facility	$151,286,537	$157,751,206	2.47%	October 2016
Coast Crane revolving credit facility	59,306,372	64,337,735	5.29%	March 2017
Unsecured promissory notes (related party) (1)	5,130,870	5,034,741	11.90%	December 2013
Purchase money security interest debt	2,147,349	1,851,859	4.36%	September 2015-17
Purchase money security interest debt - short-term	828,610	673,403	4.36%	within 1 year
Total debt obligations outstanding	$218,699,738	$229,648,944

(1)
Includes the impact on interest expense from the accretion of the discount related to the detachable warrants issued with the debt. See "Unsecured Promissory Notes" discussion within this footnote for further discussion.

Aggregate payments of principal on debt obligations outstanding as of December 31, 2012 for each of the next five years based on contractual installment payment terms and maturities are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013	$7,459,480
2014	2,844,384
2015	2,676,034
2016	153,457,518
2017	52,262,322
$218,699,738

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

Borrowings under the Essex Crane Revolving Credit Facility accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2012) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.21% at December 31, 2012) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At December 31, 2012 and 2011 the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively. See Note 8 Derivatives and Hedging Activities – Interest Rate Swap Agreements for additional detail.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $185.8 million and $187.8 million as of December 31, 2012 and 2011, respectively. The Company’s available borrowing under the revolving credit facility was approximately $34.5 million and $30.0 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there was $0 and $3.6 million, respectively, of available formulated collateral in excess of the maximum amount of $190.0 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane's ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

As of December 31, 2012 and for the year then ended, the Company was in compliance with its covenants and other provisions of the Essex Crane Revolving Credit Facility.  Some of the financial covenants, including a fixed charge coverage ratio and rental equipment utilization ratio, do not become active unless the available borrowing falls below the $20.0 million threshold.  The Company’s available borrowing base of approximately $34.5 million exceeded the threshold at December 31, 2012. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

On March 15, 2013, the Essex Crane Revolving Credit Facility was amended and restated to extend the maturity to October 31, 2016 and reduce the maximum amount Essex Crane is able to borrow to $175.0 million. The amendment also provides for increases in the applicable prime rate margin, euro-dollar LIBOR margin and unused line commitment fee to 1.75%, 3.75% and 0.375%, respectively. Under the amendment, the springing covenant threshold is eliminated and, instead, Essex Crane is required to have availability in excess of 10% of the outstanding commitment and is subject to a fixed charge coverage ratio of 1.10 to 1.00. Further, under the amendment, the aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, as defined within the amended and restated revolving credit facility. In addition, the maximum commitment may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively. The amendment also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. All other terms of the October 31, 2008 amendment remained in effect following such amendment.

Coast Crane Revolving Credit Facility

On November 24, 2010, Coast Crane entered into a new revolving credit facility in conjunction with the Coast Acquisition (the “Coast Crane Credit Facility”).  The Coast Crane Credit Facility provides for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million with a $2.0 million aggregate principal sublimit for letters of

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit.  Coast Crane’s ability to borrow under the Coast Crane Credit Facility is subject to, among other things, a borrowing base calculated based on  the sum of (a) 85% of eligible accounts, (b) the lesser of 50% of eligible spare parts inventory and $5.0 million, (c) the lesser of 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new equipment inventory and $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve.

Interest accrues on the outstanding revolving loans under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the revolving credit facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At December 31, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.31%, 3.25% and 0.50%, respectively. At December 31, 2011, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.56%, 3.25% and 0.5%, respectively.

On November 14, 2011 the Coast Crane Revolving Credit Facility was amended to include Coast Crane Ltd. as a signatory to the credit facility. The amendment also provided that equipment owned by Coast Crane located in Canada may be included in the borrowing base calculation. As amended, the Coast Crane Revolving Credit Facility agreement is collateralized by a first priority security interest in substantially all of Coast Crane's and Coast Crane Ltd.'s assets.

Proceeds of the first borrowing under the amended Coast Crane Credit Facility in the amount of $1.5 million were used to pay off the remaining balance on the Canadian Revolving Credit Facility at the time of termination in November 2011.

On May 7, 2012 the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million "first amendment reserve" (as defined in the Coast Crane Revolving Credit Facility). The amendment also provides for a modified fixed charge coverage ratio of 1.20 to 1.00 as well as an obligation for Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 is less than $6.0 million. Coast Crane EBITDA for the year ended December 31, 2012 exceeded the $6.0 million threshold and no contribution from Essex was required. The amendment also reduced the amount of certain indebtedness, including secured purchase money indebtedness, that Coast Crane may incur up to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

The maximum amount that could be borrowed under the Coast Crane Revolving Credit Facility, net of reserves was approximately $66.2 million and $73.7 million as of December 31, 2012 and 2011, respectively. The Company’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $6.9 million and $5.3 million as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, there was $0.2 million and $2.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell below $8.0 million) was triggered notwithstanding that Coast Crane and Coast Crane Ltd. had combined excess availability of $9.5 million, $8.4 million and $8.5 million as of January 31, 2012, February 29, 2012 and March 31, 2012, respectively. The modified fixed charge coverage ratio included in the May 7, 2012 amendment replaced the springing trailing twelve month fixed charge coverage ratio. The May 7, 2012 amendment also addressed and waived Coast Crane's non-compliance (which existed as of March 31, 2012) with certain delivery and reporting requirements contained in the Coast Crane Revolving Credit Facility.

At December 31, 2012, Coast Crane is in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility to $35.0 million. In addition, the amendment provides for scheduled

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarterly term loan payments to reduce the term loan principal outstanding by $500,000 beginning on June 30, 2013. Amounts borrowed as a term loan which are repaid or prepaid may not be reborrowed. All other terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.

Canadian Revolving Credit Facility

In conjunction with the Coast Acquisition, which included the acquisition of all outstanding shares of the capital stock of Coast Crane Ltd, a Canadian credit facility (the “Canadian Credit Facility”) then available to Coast Crane Ltd. remained in effect. Under the Canadian Credit Facility, Coast Crane Ltd. was permitted to borrow up to $5.0 million depending upon the availability of its borrowing base collateral, consisting of eligible trade receivables, inventories, property and equipment, and other assets located in Canada. Interest accrued on the outstanding revolving loans under the Canadian Credit Facility at either a per annum rate equal to (a) CDOR plus 5.60% or (b) Canadian Prime rate plus 4.25%, at Coast Crane Ltd.'s election. Interest on the revolving loans are payable monthly in arrears. Coast Crane was also obligated to pay an unused line fee on the amount by which the maximum credit under the Canadian Credit Facility exceeds the aggregate amount of revolving loans based on a per annum rate of 0.25%. The Canadian Credit Facility was collateralized by a first priority security interest in substantially all of Coast Crane Ltd.'s assets.

As described above, on November 14, 2011 the Coast Crane Revolving Credit Facility was amended and restated to include Coast Crane Ltd. as a party thereto. Under the Coast Crane Revolving Credit Facility, as amended, Coast Crane Ltd. is permitted to borrow up to $10.0 million under the Coast Crane credit facility, subject to a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve. The amended and restated Coast Crane Revolving Credit Facility is collateralized by a first security interest in substantially all of Coast Crane's and Coast Crane Ltd.'s assets. Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility were used to repay Coast Crane Ltd.'s existing credit facility, which was terminated in connection with the amendment.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders' equity and will be amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $96,130 and $192,259 as of December 31, 2012 and 2011, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of December 31, 2012, the purchase money security interest debt consisted of the financing of nine pieces of equipment. These debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to December 2017. As these loans are amortizing, approximately $0.8 million of the total $3.0 million in principal payments is due prior to December 31, 2013 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2012.

During the year ended December 31, 2012, the Company entered into four new debt obligations totaling approximately $1.1 million related to the financing of four new rough terrain crane purchases. The obligations are secured by the cranes purchased, are set to mature between September 2017 and December 2017, and accrue interest at a rate of LIBOR plus 5.38% per annum.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2011, the Company entered into a new $1.0 million debt obligation related to the financing of a new crawler crane purchase. The obligation was secured by the crane purchased, was set to mature in July 2016 and accrued interest at a rate of 3.99% per annum. During the year ended December 31, 2011, the obligation was repaid in full upon the sale of the crawler crane through the Company's retail distribution segment.

As of December 31, 2011, the purchase money security interest debt consisted of the financing of five pieces of equipment with an outstanding balance of approximately $2.5 million. The interest rate at December 31, 2011 was LIBOR plus 3.25%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of December 31, 2012 and 2011, the Company had zero and four interest rate swaps outstanding, respectively, which involve receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

Essex Crane Interest Rate Swap

In November 2008, the Company entered into an interest rate swap agreement with the lead lender of its Essex Crane revolving credit facility to hedge its exposure to interest rate fluctuations.  The swap agreement had a notional principal amount of $100.0 million and matured in November 2012. Under the agreement, the Company paid a 2.71% fixed interest rate plus the applicable margin under the revolving credit facility (or a total interest rate of 4.96%). This interest rate swap was designated as a cash flow hedge.

The swap agreement established a fixed rate of interest for the Company and required the Company or the bank to pay a settlement amount depending upon the difference between the 30 day floating LIBOR rate and the swap fixed rate of 2.71%.  The differential to be paid or received under the swap agreement had been accrued and paid as interest rates changed and such amounts were included in interest expense for the respective period.  Interest payment dates for the revolving loan were dependent upon the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.  As of December 31, 2011, the interest rate on the effectively fixed portion of the credit facility was 4.96%. The interest rate on the portion of the credit facility not effectively fixed by interest rate swap contracts was 2.94% at December 31, 2011. The weighted average interest rate of the Essex Crane Revolving Credit Facility, including the impact of the interest rate swap was 4.23% as of December 31, 2011, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. There was no hedge ineffectiveness recognized during the years ended December 31, 2012, 2011 or 2010.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2012 and 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was an increase of $2,072,748 ($1,260,231 net of tax) and $1,752,643 ($1,061,781 net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps each had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to quality for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the years ended December 31, 2012 and 2011 were an unrealized gain of approximately $398,031 and $1,043,164, respectively, and are reported within interest expense of other income (expenses) in the consolidated statement of operations.

Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate swaps was 3.49% and 5.09% at December 31, 2012 and 2011, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $2.3 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as adjusted for the risk of non-performance as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011:

Disclosure of Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2012	2011
Derivative designated as hedging instrument:
Interest Rate Swap	Current liabilities	$—	$2,072,748
Undesignated economic derivatives:
Interest Rate Swaps	Current liabilities	—	398,031
Total fair value of liability derivatives		$—	$2,470,779

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.  These amounts are presented as accumulated other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Year Ended December 31, 2012
Interest Rate Swap	$—	Interest expense	$—	Other income / (expense)	$—
For the Year Ended December 31, 2011
Interest Rate Swap	$(766,238)	Interest expense	$(2,518,879)	Other income / (expense)	$—
For the Year Ended December 31, 2010
Interest Rate Swap	$(3,995,774)	Interest expense	$(2,476,677)	Other income / (expense)	$—

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value

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

The Company’s interest rate swaps are recorded at fair value on a recurring basis and had a liability fair value of approximately $0.0 million and $2.5 million at December 31, 2012 and 2011, respectively. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts were based the expectation of future interest rates derived from observed market interest rate curves.  In addition, to comply with the provisions of applicable accounting guidance related to fair value measurements, the Company's valuations also considered the impact of both its own and the respective counterparty’s non-performance risk. In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company considered any applicable credit enhancements.

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The following tables provide a summary of the fair value measurements at December 31, 2012 and 2011 for each major category of assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest Rate Swaps	$—	—	$—	—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest Rate Swaps	$2,470,779	—	$2,470,779	—

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

The fair value of the Company’s total debt obligations was approximately $217.2 million and $223.6 million as of December 31, 2012 and 2011, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than the interest rate swaps and debt obligations, including cash and cash equivalents approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

10.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(12,652,955)	$(17,146,900)	$(11,408,486)
Weighted average shares outstanding:
Basic	24,545,041	23,824,119	16,102,339
Effect of dilutive securities:
Warrants	—	—	—
Options	—	—	—
Diluted	24,545,041	23,824,119	16,102,339
Basic earnings (loss) per share	$(0.52)	$(0.72)	$(0.71)
Diluted earnings (loss) per share	$(0.52)	$(0.72)	$(0.71)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding for the year ended December 31, 2012, are 493,671 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. During the year ended December 31, 2012, 139,240 retained interests were converted by senior management into 139,240 shares of common stock. Included in weighted average number of shares outstanding for the years ended December 31, 2011 and 2010, are 632,911 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The weighted average UPO Units outstanding that could be converted into zero common shares for the year ended December 31, 2012 and 1,200,000 common shares for the years ended December 31, 2011 and 2010 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into 83,469 and 81,687 common shares for the years ended December 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero, 107,703 and 43,360 common shares for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,745, 114,096 and 8,089,049 common shares for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of December 31, 2012, there were 90,000 privately-issued warrants and 1,474,719 stock options outstanding, which are exercisable at weighted average exercise prices of $0.01 and $5.45, respectively. As of December 31, 2011, there were 90,000 privately-issued warrants, 1,474,719 stock options, and the UPO for 600,000 units outstanding, which were exercisable at weighted average exercise prices of $0.01, $5.45, and $8.80, respectively.

11.	Income Taxes

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current income taxes:
Federal	$9,049	$(10,602)	$(1,053,185)
State and local	161,245	(117,387)	(48,030)
Foreign	(112,825)	(30,308)	(23,939)
Deferred income taxes:
Federal	(6,452,451)	(10,130,941)	(5,716,344)
State and local	595,132	(1,047,162)	2,721,055
Foreign	100,889	(61,719)	1,048
Benefit applied to reduce other identifiable intangibles	134,782	622,370	596,293
Total income tax (benefit) expense	$(5,564,179)	$(10,775,749)	$(3,523,102)

The following table provides a reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	For the Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	(2.8)%	3.4%	0.9%
Adjustments to previously recognized deferred tax assets	(2.1)%	—%	—%
Change in state deferred tax rates resulting from the Coast Acquisition	—%	0.8%	(18.4)%
Uncertain tax positions	—%	—%	7.1%
Meals, entertainment and other	0.4%	(0.6)%	(1.0)%
Effective income tax rate	30.5%	38.6%	23.6%

The Company's effective tax rate for the year ended December 31, 2012 was lower than the statutory rate primarily due to a change in the estimated state and local tax rates which are expected to apply in future years when the Company's temporary differences are expected to reverse, and adjustments to previously recognized deferred tax assets. The change in the estimated state and local taxes rates is the result of newly enacted state law changes and estimated future apportionment percentages in various states, which are expected to apply in future years when the Company's temporary differences are expected to reverse.

The Company's effective tax rate for the year ended December 31, 2011 was higher than the statutory rate primarily due to state and local taxes. The increase in effective tax rate related to a small increase in the state deferred tax rates at Essex Crane, which was partially offset by an additional state NOL valuation allowance. The Essex Crane state deferred rate decrease slightly due to a reduction in forecasted apportionment from higher tax rate states to lower tax rate states.

The Company’s effective rate for the year ended December 31, 2010 was lower than the statutory tax rate primarily due to state and local taxes. The decrease in the effective tax rate related to the increase in state deferred tax rates at Essex Crane as a result of the acquisition of Coast Crane and an additional state NOL valuation allowance, which was partially offset by the reduction in unrecognized benefit associated with the effective settlement of uncertain tax positions. The Essex Crane state deferred tax rates increased due to an increase in apportionment into higher tax rate states which Coast Crane operates due to unitary filing requirements.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carry-forwards	$53,906,741	$42,670,384
Accrued expenses	4,947,064	651,998
Goodwill and other intangibles	4,143,639	5,150,511
Stock based compensation	1,984,934	1,216,541
Accounts receivable	1,328,807	1,200,515
Tax credits and other	464,040	1,628,399
	66,775,225	52,518,348
Valuation allowance	(551,903)	(312,669)
Total deferred tax assets, net	66,223,322	52,205,679

Deferred tax liabilities:
Rental equipment, property and equipment and other	(109,458,951)	(100,378,047)
Total deferred tax liabilities	(109,458,951)	(100,378,047)

Net deferred tax liabilities	$(43,235,629)	$(48,172,368)

	For the Years Ended December 31,
	2012	2011
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$3,022,625	$3,478,114
Long-term deferred tax liabilities	(46,258,254)	(51,650,482)
Net deferred tax liabilities	$(43,235,629)	$(48,172,368)

At December 31, 2012, the Company had unused Federal net operating loss carry-forwards totaling approximately $138.9 million that begin expiring in 2021.  At December 31, 2012, the Company also had unused state net operating loss carry-forwards totaling approximately $71.5 million that expire between 2012 and 2032.

The Company also has remaining unrecorded excess tax goodwill of approximately $3.1 million at December 31, 2012 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years.

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on the Company's assessment of realizable deferred tax assets. The Company increased its valuation allowance related to state net operating loss carry-forwards by $0.2 million during the year ended December 31, 2012 as it is more likely than not that a portion of state NOLs will expire before utilized.

The Company had approximately $0.1 million and $0.1 million of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2012 and 2011, respectively, all of which will impact the Company’s effective tax rate if recognized.

A reconciliation of the approximate beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$100,000	$100,000
Increase for changes to tax positions in prior years, net	—	—
Balance at end of year	$100,000	$100,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company had no accrual for interest or penalties for the years ended December 31, 2012, 2011 and 2010 as the Company has significant net operating loss carry-forwards which would be reduced if any payment were due under audit.

The Company is generally subject to federal and state examination for the years 2009 through 2012.

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

Based on the results of the model, the weighted average fair value of the stock options granted were $3.19, $3.76 and $2.54 per share for the options granted on January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date
	2011	2010	2008
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.31%	2.79%	1.43%
Expected volatility	60.00%	61.00%	61.00%
Expected life of option	6 years	6 years	6 years
Grant date fair value	$1,351,763	$1,827,243	$1,434,671

The table below summarizes the stock option activity for the years ending December 31, 2012, 2011 and 2010:

	Stock Options
	Common Shares Subject to Options	Weighted Average Exercise Price
Balance at January 1, 2010	565,000	$4.50
Granted	485,969	6.45
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2010	1,050,969	5.40
Granted	423,750	5.58
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2011	1,474,719	5.45
Granted	—	—
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2012	1,474,719	$5.45

The following table summarizes information regarding options outstanding and exercisable at December 31, 2012:

	Options Outstanding (1)			Options Exercisable (2)
	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
2008 Options Grant	565,000	5.97	$4.50	565,000
2010 Options Grant	485,969	7.22	6.45	323,980
2011 Options Grant	423,750	8.04	5.58	141,250
	1,474,719	6.98	$5.45	1,030,230	6.65	$5.26
Vested and expected to vest as of December 31, 2011	1,474,719	6.98	$5.45

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2012 is $0 calculated using the Company's closing share price of $3.42.

(2)	The aggregate intrinsic value of options exercisable as of December 31, 2012 is $0 calculated using the Company's closing share price of $3.42.

There were 726,989 options and 376,667 options exercisable at December 31, 2011 and 2010, respectively, with weighted average exercise prices of $4.93 and $4.50, respectively.

Restricted Shares of Common Stock

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. These shares vest 50% on January 1, 2012 and 50% on January 1, 2013 and as such, 50% were vested as of December 31, 2012. The Company issued 83,474 shares of common stock to certain employees during the year ended December 31, 2012 upon the vesting of the restricted shares. The Company withheld 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance.

The table below summarizes the restricted shares activity under the 2008 Long-term Incentive Plan for the years ending December 31, 2012, 2011 and 2010:

	Restricted Shares
	Common Shares Subject to Grants	Weighted Average Fair Value
Balance at December 31, 2010	—	—
Granted	166,943	$5.55
Vested	—	—
Expired/forfeited	—	—
Balance at December 31, 2011	166,943	$5.55
Granted	—	—
Vested	(83,474)	$5.55
Expired/forfeited	—	—
Balance at December 31, 2012	83,469	$5.55

The Company issued 23,522 shares of common stock under the 2008 Long-term Incentive Plan during the year ended December 31, 2010 to certain employees as compensation. The weighted average grant price of the shares issued was $5.59 for the year ended December 31, 2010. The aggregate grant date fair value of approximately $0.1 million for the year ended December 31, 2010 was recorded as compensation within selling, general and administrative expenses and salaries, payroll taxes and benefits in the consolidated statements of operations with an offset recorded in additional paid in capital in the consolidated statements of stockholders’ equity. These shares, which amounted to 42% of the amount of reduced cash salaries, were issued as part of a temporary salary reduction program pursuant to which our chief executive officer, members of executive management and other key managers receiving salaries elected to reduce the amount of their salaries paid in cash by 30%, 20% and 10%, respectively. The shares issued pursuant to the salary reduction program vested immediately upon grant and were restricted from sale for a period of two years from the date of grant. The voluntary temporary salary reduction program commenced in May 2009 and was terminated in November 2010.

The Company recorded $1.5 million, $2.0 million and $1.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, respectively. There was approximately $0.5 million and $2.0 million of total unrecognized compensation cost as of December 31, 2012 and 2011, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company repurchased 519,905 warrants to acquire common stock for approximately $0.9 million during the year ended December 31, 2010. There was approximately $9.0 million remaining available for future common stock and warrant purchases subsequent to these purchases. In May 2010, the Company suspended its share and warrant repurchase program in conjunction with the cashless exercise warrant offer discussed below.

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

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013. The fair value of the warrants on the issuance date was $296,400. See Note 7 for further discussion.

The Company issued 56,868 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the year ended December 31, 2012. The Company also issued 83,474 shares of restricted common stock to the employees of Coast Crane during the year ended December 31, 2012. The Company withheld 12,616 common shares to cover the employees tax obligation related to the restricted shares issuance. The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $19.8 million during the year ended December 31, 2011. The Company issued 473,646 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $2.4 million during the year ended December 31, 2010. Upon the expiration of the warrants on March 4, 2011, 103,953 unexercised warrants expired worthless. The Company issued 3,200 shares of common stock during the year ended December 31, 2010 for professional services related to the Company’s common shares being listed on the NASDAQ Capital Market.

14.	Segment Information

The Company has identified three reportable segments: equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance. The equipment rental segment includes rental, transportation, used rental equipment sales and repairs of rental equipment. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	For The Years Ended December 31,
	2012	2011	2010
Segment revenues
Equipment rentals	$76,276,705	$58,859,497	$38,286,314
Equipment distribution	4,087,127	14,206,479	1,238,722
Parts and service	17,897,022	16,519,003	2,006,424
Total revenues	$98,260,854	$89,584,979	$41,531,460
Segment gross profit
Equipment rentals	$15,834,559	$8,470,103	$5,250,723
Equipment distribution	16,029	1,607,733	170,019
Parts and service	5,481,532	3,019,402	706,801
Total gross profit	$21,332,120	$13,097,238	$6,127,543

The following table presents information about our reportable segments related to total assets:

	December 31,
	2012	2011
Segment identified assets
Equipment rentals	$328,177,713	$351,401,140
Equipment distribution	2,001,273	2,647,061
Parts and service	6,593,538	6,847,679
Total segment identified assets	336,772,524	360,895,880
Non-segment identified assets	17,295,086	20,004,349
Total assets	$354,067,610	$380,900,229

The Company operates primarily in the United States. Our sales to international customers for the years ended December 31, 2012, 2011 and 2010 were 10.1%, 5.5% and 1.2% of total revenues, respectively. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below. Within the equipment distribution segment and for the year ended December 31, 2012, four customers individually accounted for approximately 14.2%, 13.8%, 12.6% and 11.6% of revenues on a segmented basis. Three customers individually accounted for approximately 14.7%, 12.6% and 10.4% of equipment distribution revenues on a segmented basis for the year ended December 31, 2011. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at December 31, 2012 totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million. At December 31, 2011, total assets located in Canada totaled approximately $3.0 million, including long-lived assets totaling approximately $1.5 million.

15.	Commitments, Contingencies and Related Party Transactions

The Company leases real estate and office equipment under operating leases which continue through 2015.  The Company’s rent expense under non-cancelable operating leases totaled $1.8 million, $1.9 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2012 including operating leases are as follows:

2013	$2,103,567
2014	1,070,796
2015	779,084
2016	293,082
2017 and thereafter	262,500
Total	$4,509,029

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Chairman of the Board of Directors. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services with terms of the arrangement being reconsidered from time to time. Prior to December 2010, the Company maintained an office at 461 Fifth Avenue, 25th Floor, New York, New York pursuant to an agreement with ProChannel Management LLC, also an affiliate of Laurence S. Levy. The Company’s statements of operations for the years ended December 31, 2012, 2011 and 2010 include $92,256, $90,000 and $90,000, respectively, of rent expense related to these agreements.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.0 million and $2.0 million respectively, at December 31, 2012. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.3 million and $2.6 million respectively, at December 31, 2011.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

16.	401(k) Profit Sharing Plan and Medical Benefits

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to 100% match the first 3% of a participant’s contributions and 50% match the next 2% of a participant’s contributions thereby totaling a maximum matching 4% if an employee contributes 5% of their compensation.  These contributions vest immediately upon contribution.  The Company's 401(k) contributions were $0.6 million, $0.6 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company provides medical benefits to its employees and their dependants and is self-insured for Essex Crane employees for annual individual claims of up to $90,000 at which time a stop loss insurance policy covers any excess.

17.	Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from five vendors.  The loss of one or more of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

18.	Summarized Quarterly Financial Data (Unaudited)

The Company is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boomtrucks and other related heavy lifting machinery and equipment to the construction industry.

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenues	$23,738,185	$27,190,839	$24,140,235	$23,191,595
Gross profit	3,404,099	5,326,583	6,359,896	6,241,542
Loss from operations	(3,910,260)	(1,528,334)	(587,264)	(903,285)
Loss before benefit for income taxes	(6,798,963)	(4,475,267)	(3,291,549)	(3,651,355)
Net loss	(4,696,342)	(2,891,997)	(2,059,626)	(3,004,990)
Basic net loss per share (1)	$(0.19)	$(0.12)	$(0.08)	$(0.12)
Diluted net loss per share (1)	$(0.19)	$(0.12)	$(0.08)	$(0.12)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total revenues	$21,487,170	$22,344,505	$23,283,773	$22,469,531
Gross profit (1)	3,348,536	2,860,285	3,597,264	3,291,153
Loss from operations	(4,359,077)	(4,613,227)	(3,361,021)	(4,443,427)
Loss before benefit for income taxes	(7,051,826)	(7,366,915)	(6,149,644)	(7,354,264)
Net loss	(4,662,252)	(4,526,032)	(3,653,534)	(4,305,082)
Basic net loss per share (2)	$(0.21)	$(0.19)	$(0.15)	$(0.18)
Diluted net loss per share (2)	$(0.21)	$(0.19)	$(0.15)	$(0.18)

(1)
The amounts presented for the first three quarters of 2011 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of the reclassification of certain depreciation charges to cost of revenues. Below is a reconciliation of the amounts previously reported.

(2)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

	First Quarter	Second Quarter	Third Quarter
2011
Total gross profit previously reported in Form 10-Q	$3,527,977	$3,040,323	$3,776,652
Total depreciation expense subsequently reclassified to cost of revenues	(179,441)	(180,038)	(179,388)
Total gross profit disclosed in Form 10-K	$3,348,536	$2,860,285	$3,597,264

19.	Subsequent Events

On March 12, 2013, the Company executed an amended and restated revolving credit facility related to Coast Crane. On March 15, 2013, the Company executed an amended and restated revolving credit facility related to Essex Crane. The Company expects to incur approximately $7.0 million in expenses, including estimated legal expenses and fees, in conjunction with the execution of the two new credit facilities totaling $250.0 million in commitments. See Note 7 for further information regarding the amended and restated credit facilities.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP

Date: March 18, 2013	By:	/s/ Ronald Schad
Ronald Schad, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	March 18, 2013
Laurence S. Levy

/s/ Edward Levy	Director	March 18, 2013
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 18, 2013
Daniel H. Blumenthal

/s/ John G. Nestor	Director	March 18, 2013
John G. Nestor

/s/ Ronald Schad	Chief Executive Officer (Principle Executive Officer) and Director	March 18, 2013
Ronald Schad

/s/ Martin Kroll	Chief Financial Officer (Principle Financial Officer and Principle Accounting Officer)	March 18, 2013
Martin Kroll