Form 10-Q
period 2013-03-31
Essex Rental Corp.
filed 2013-05-08
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

24,653,513 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on May 1, 2013.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,108,111	$8,389,321
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,446,000 and $2,775,000, respectively	17,075,733	14,658,198
Other receivables	2,083,304	2,282,104
Deferred tax assets	3,102,228	3,022,625
Inventory
Retail equipment	634,176	1,815,670
Retail spare parts, net	1,355,258	1,386,412
Prepaid expenses and other assets	1,645,327	1,494,751
TOTAL CURRENT ASSETS	29,004,137	33,049,081

Rental equipment, net	300,198,299	306,892,373
Property and equipment, net	6,547,450	6,610,976
Spare parts inventory, net	3,041,816	3,145,129
Identifiable finite lived intangibles, net	1,320,000	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	7,354,837	1,170,354

TOTAL ASSETS	$349,262,665	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,626,962	$5,342,637
Accrued employee compensation and benefits	1,634,990	1,999,143
Accrued taxes	2,726,013	3,211,400
Accrued interest	762,902	1,359,017
Accrued other expenses	939,798	1,358,036
Unearned rental revenue	1,790,581	1,520,701
Customer deposits	487,010	73,795
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	854,974	828,610
Promissory notes	5,154,903	5,130,870
Capital lease obligation	1,275	3,154
TOTAL CURRENT LIABILITIES	19,979,408	20,827,363

LONG-TERM LIABILITIES
Revolving credit facilities	171,190,409	210,592,909
Term loan	38,000,000	—
Purchase money security interest debt	2,180,246	2,147,349
Deferred tax liabilities	45,680,095	46,258,254
TOTAL LONG-TERM LIABILITIES	257,050,750	258,998,512

TOTAL LIABILITIES	277,030,158	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,653,513 shares at March 31, 2013 and 24,555,818 shares at December 31, 2012	2,465	2,456
Paid in capital	124,619,117	124,460,238
Accumulated deficit	(52,394,188)	(50,230,938)
Accumulated other comprehensive gain, net of tax	5,113	9,979
TOTAL STOCKHOLDERS' EQUITY	72,232,507	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$349,262,665	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months EndedThree Months Ended March 31,
	2013	2012
REVENUES
Equipment rentals	$11,485,089	$10,284,322
Retail equipment sales	3,709,684	916,446
Used rental equipment sales	3,799,170	5,328,862
Retail parts sales	1,745,791	2,332,242
Transportation	1,192,585	1,344,063
Equipment repairs and maintenance	3,132,135	3,532,250
TOTAL REVENUES	25,064,454	23,738,185

COST OF REVENUES
Salaries, payroll taxes and benefits	2,750,858	2,883,136
Depreciation	4,671,136	5,246,187
Retail equipment sales	3,130,620	719,815
Used rental equipment sales	2,601,966	4,703,899
Retail parts sales	1,350,865	1,134,046
Transportation	1,131,205	1,136,973
Equipment repairs and maintenance	2,881,016	3,721,972
Yard operating expenses	824,019	788,058
TOTAL COST OF REVENUES	19,341,685	20,334,086

GROSS PROFIT	5,722,769	3,404,099

Selling, general and administrative expenses	6,081,200	6,987,955
Other depreciation and amortization	283,901	326,404
LOSS FROM OPERATIONS	(642,332)	(3,910,260)

OTHER INCOME (EXPENSES)
Other income (expense)	4,552	(15,560)
Interest expense	(2,515,188)	(2,908,682)
Foreign currency exchange gains (losses)	(116,035)	35,539
TOTAL OTHER INCOME (EXPENSES)	(2,626,671)	(2,888,703)

LOSS BEFORE INCOME TAXES	(3,269,003)	(6,798,963)

BENEFIT FOR INCOME TAXES	(1,105,753)	(2,102,621)

NET LOSS	$(2,163,250)	$(4,696,342)

Weighted average shares outstanding:
Basic	24,611,513	24,525,103
Diluted	24,611,513	24,525,103

Loss per share:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,163,250)	$(4,696,342)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,866)	9,361
Change in fair value of interest rate swap, net of tax of $175,310 for the three months ended March 31, 2012	—	280,161
Other comprehensive income (loss)	(4,866)	289,522

Comprehensive loss	$(2,168,116)	$(4,406,820)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,163,250)	$(4,696,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	4,871,467	5,467,738
Amortization of loan acquisition costs and other intangibles	485,115	314,897
Amortization of promissory notes discount	24,032	24,032
Gain on sale of rental equipment	(1,197,204)	(624,963)
Deferred income taxes	(648,833)	(2,148,213)
Share based compensation expense	112,031	378,351
Change in fair value of interest rate swaps	—	(257,898)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,951,743)	(869,257)
Other receivables	198,800	225,004
Prepaid expenses and other assets	(150,576)	(72,026)
Retail equipment inventory	1,181,494	(28,341)
Spare parts inventory	131,976	564,245
Accounts payable and accrued expenses	(3,430,073)	(1,336,969)
Unearned rental revenue	269,880	178,817
Customer deposits	413,215	42,015
Total change in operating assets and liabilities	(3,337,027)	(1,296,512)

NET CASH USED IN OPERATING ACTIVITIES	(1,853,669)	(2,838,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(141,585)	(462,703)
Purchases of property and equipment	(193,788)	(64,469)
Accounts receivable from rental equipment sales	(465,792)	1,060,040
Proceeds from sale of rental equipment	3,799,170	5,328,862

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,998,005	5,861,730

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	24,545,760	21,499,664
Payments on revolving credit facilities	(63,948,260)	(25,485,976)
Proceeds from term loan	40,000,000	—
Payments on purchase money security interest debt	(404,538)	(168,351)
Payments on capital lease obligation	(1,923)	(1,923)
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	(39,557)
Payments for loan acquisition costs	(6,586,376)	(45,537)

NET CASH USED IN FINANCING ACTIVITIES	(6,497,979)	(4,241,680)

Effect of exchange rate changes on cash and cash equivalents	72,433	22,181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,281,210)	(1,196,679)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,108,111	$7,833,704

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$108,500
Equipment obtained through capital lease	$44	$170
Equipment purchased directly through short-term debt obligation	$463,799	$—
Unrealized gain on designated derivative instruments, net of tax	$—	$280,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$2,709,759	$2,407,013
Cash paid (received) for income taxes, net	$35,701	$29,310

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”) and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. (“Essex Finance”), CC Acquisition Holding Corp. (“CC Acquisition”), Coast Crane Company, formerly known as CC Bidding Corp. (“Coast Crane”) and Coast Crane Ltd. (“Coast Crane Ltd.") (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry throughout the United States of America, including Hawaii and Alaska, and Canada. The assets are rented for use in building and maintaining power plants, refineries, bridge and road construction, alternative energy, water treatment facilities and other industrial, commercial, residential and infrastructure related projects. The Company is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

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

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Significant Accounting Policies

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of our significant accounting policies.

Reclassifications

Certain prior year amounts in the consolidated cash flow statements have been reclassified to conform to the current year presentation. The reclassification had no effect on net loss, net cash flows or shareholder's equity.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment Reporting

We have determined, in accordance with applicable accounting guidance regarding operating segments that we have three reportable segments. We derive our revenues from three principal business activities: (1) equipment rentals; (2) equipment distribution; and (3) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 12 to the consolidated financial statements regarding our segment information.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. Under the new guidance, an entity has the option to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the statement of operations line items affected by the reclassification. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance during the three months ended March 31, 2013 and has disclosed the reclassifications out of other comprehensive income and the affect on the statement of operations line items within the notes to the consolidated financial statements.

3.	Intangible Assets

Goodwill of $1,796,126 was recorded associated with the acquisition of Coast Crane's assets on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at March 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship	1,500,000	(500,000)	1,000,000
Coast Crane trademark	600,000	(280,000)	320,000
	$3,688,956	$(2,368,956)	$1,320,000

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship	1,500,000	(446,429)	1,053,571
Coast Crane trademark	600,000	(250,000)	350,000
	$3,688,956	$(2,285,385)	$1,403,571

The gross carrying amount of the Essex Crane customer relationship intangible was reduced $64,591 for the three months ended March 31, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $70,191 for the three months ended March 31, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the three months ended March 31, 2012.

The Company’s amortization expense associated with other intangible assets was $83,571 and $104,853 for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2013 for the years ended December 31:

2013	$250,714
2014	334,286
2015	324,286
2016	214,286
2017	196,428
Total	$1,320,000

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	March 31, 2013	December 31, 2012	March 31, 2013	Date Ranges
Essex Crane revolving credit facility	$152,463,228	$151,286,537	3.98%	October 2016
Coast Crane revolving credit facility	18,727,181	59,306,372	5.52%	March 2017
Term loan	38,000,000	—	5.25%	June 2014 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party) (1)	5,154,903	5,130,870	11.90%	December 2013
Purchase money security interest debt	2,180,246	2,147,349	4.48%	September 2015 - January 2018
Purchase money security interest debt - short-term	854,974	828,610	4.48%	within 1 year
Total debt obligations outstanding	$219,380,532	$218,699,738

(1) Includes the impact on interest expense from the accretion of the discount related to the detachable warrants issued with the debt. See "Unsecured Promissory Notes" discussion within this footnote for further discussion.

Essex Crane Revolving Credit Facility

In conjunction with the acquisition of Holdings on October 31, 2008, Essex Crane amended its senior secured revolving line of credit facility (“Essex Crane Revolving Credit Facility”), which permitted it to borrow up to $190.0 million with a $20.0 million aggregate sublimit for letters of credit. Essex Crane may borrow up to an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

On March 15, 2013, the Essex Crane Revolving Credit Facility was amended and restated to extend the maturity to October 31, 2016. The amendment reduced the maximum amount Essex Crane is able to borrow to $175.0 million. The amendment also provided for increases in the applicable prime rate margin, euro-dollar LIBOR margin and unused line commitment fee to 1.75%, 3.75% and 0.375%, respectively. Under the amendment, the springing covenant threshold is eliminated and, instead, Essex Crane is required to have availability in excess of 10% of the outstanding commitment and is subject to a fixed charge coverage ratio of 1.10 to 1.00. Further, under the amendment, the aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis in the future, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the amended and restated revolving credit

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

facility. In addition, the maximum commitment may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively. The amendment also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. All other terms of the October 31, 2008 amendment remained in effect following such amendment.

Borrowings under the Essex Crane Revolving Credit Facility, as amended, accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at March 31, 2013) plus an applicable margin or (b) a Eurodollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.20% at March 31, 2013) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At March 31, 2013, the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 1.75%, 3.75% and 0.375%, respectively. At December 31, 2012 (prior to the amendment described above), the applicable prime rate margin, euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $175.0 million and $185.8 million as of March 31, 2013 and December 31, 2012, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $22.5 million and $34.5 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, there was $9.7 million of available formulated collateral in excess of the maximum borrowing amount of $175.0 million Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

As of March 31, 2013 and for the three months then ended, Essex Crane was in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Coast Crane Revolving Credit Facility

On November 24, 2010, Coast Crane entered into a new revolving credit facility in conjunction with the acquisition of Coast Crane's assets (the “Coast Crane Revolving Credit Facility”).  The Coast Crane Revolving Credit Facility provided for a revolving loan and letter of credit facility in the maximum aggregate principal amount of $75.0 million with a $2.0 million aggregate principal sublimit for letters of credit.   Coast Crane’s ability to borrow under the Coast Crane Revolving Credit Facility is subject to, among other things, a borrowing base calculated based on  the sum of (a) 85% of eligible accounts, (b) the lesser of 50% of eligible spare parts inventory and $5.0 million, (c) the lesser of 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new equipment inventory and $15.0 million and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve.

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

Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility in the amount of $1.5 million were used to pay off the remaining balance on the Canadian Revolving Credit Facility at the time of termination in November 2011.

On May 7, 2012, the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million “first amendment reserve” (as defined in the Coast Crane Revolving Credit Facility). The amendment also provides for a modified fixed charge coverage ratio of 1.20 to 1.00 as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 was less than $6.0 million. Coast Crane EBITDA for the year ended December 31, 2012 exceeded the $6.0 million threshold and no contribution from Essex was required. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2012 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

A definitional interpretation resulted in Coast Crane's lenders determining that the springing fixed charge coverage ratio of 1.20 to 1.00 (which under the Coast Crane Revolving Credit Facility was triggered if Coast Crane's borrowing availability fell

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed. All other terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At March 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.28%, 3.25% and 0.50%, respectively. At December 31, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.31%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $32.3 million and $66.2 million as of March 31, 2013 and December 31, 2012, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $4.9 million and $6.9 million, respectively, after certain lender reserves of $8.7 million and $8.8 million as of March 31, 2013 and December 31, 2012, respectively. As of December 31, 2012, there was $0.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of March 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $40.0 million with $2.0 million of the outstanding balance classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that begin on June 30, 2013.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and will be amortized on a straight-line basis over the three years life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $72,097 and $96,130 as of March 31, 2013 and December 31, 2012, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Purchase Money Security Interest Debt

As of March 31, 2013, the purchase money security interest debt consisted of the financing of nine pieces of equipment. These debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to January 2018. As these loans are amortizing, approximately $0.9 million of the total $3.0 million in principal payments is due prior to March 31, 2014 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2013.

During the three months ended March 31, 2013, the Company entered into one new debt obligation totaling approximately $0.5 million related to the financing of one new rough terrain crane purchase. The obligation is secured by the crane purchased, is set to mature in January 2018, and accrues interest at a rate of LIBOR plus 5.38% per annum.

During the three months ended March 31, 2013, the Company repaid approximately $0.2 million to satisfy the purchase money security interest debt obligation related to one piece of equipment upon the sale of the equipment through the Company's retail distribution segment.

As of December 31, 2012, the purchase money security interest debt consisted of the financing of nine pieces of equipment with an outstanding balance of approximately $3.0 million. The interest rates at December 31, 2012 ranged from LIBOR plus 3.25% to LIBOR plus 5.38%.

As described above, Essex Crane and Coast Crane (including Coast Crane Ltd.) are permitted to incur up to $1.5 million and $10.0 million, respectively, of secured purchase money indebtedness under the terms of, and subject to certain conditions set forth in, the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2012, the Company had four interest rate swaps outstanding, which involved the receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the interest rate options selected by the Company.  Interest rates on the revolving credit facility were determined based on Wells Fargo’s prime rate or LIBOR rate, plus a margin depending on certain criteria in the agreement.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the three months ended March 31, 2012.

For the three months ended March 31, 2012, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $0.5 million ($0.3 million net of tax). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received an interest rate based on three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three months ended March 31, 2012 was approximately $0.3 million and was reported as a component of interest expense in the consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 4.53% and 3.49% at March 31, 2013 and December 31, 2012, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $0.6 million for the three months ended March 31, 2012.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2013 and 2012.  These amounts are presented as other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Three Months Ended March 31, 2013
Interest Rate Swap	$—	Interest expense	$—	Other income / (expense)	$—
For the Three Months Ended March 31, 2012
Interest Rate Swap	$(162,706)	Interest expense	$(618,177)	Other income / (expense)	$—

Credit-risk-related Contingent Features

Essex Crane had an agreement with its derivative counterparty that contains a provision where if it defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on their derivative obligations.

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

The fair value of the Company’s total debt obligations was approximately $221.5 million and $217.2 million as of March 31, 2013 and December 31, 2012, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2013:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
January 1, 2013 Balance	$—	$9,979	$9,979
Other comprehensive income (loss) before reclassifications	—	(4,866)	(4,866)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	—	(4,866)	(4,866)
March 31, 2013 Balance	$—	$5,113	$5,113
(1) Amounts in parenthesis indicate debits.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2012:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
January 1, 2012 Balance	$(1,260,232)	$(10,618)	$(1,270,850)
Other comprehensive income (loss) before reclassifications	(100,079)	9,361	(90,718)
Amounts reclassified from accumulated other comprehensive income	380,240	—	380,240
Net current period other comprehensive income	280,161	9,361	289,522
March 31, 2012 Balance	$(980,071)	$(1,257)	$(981,328)
(1) Amounts in parenthesis indicate debits.

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the three months ended March 31, 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	$(618,176)	Interest Expense
Tax benefit	237,936	Benefit for Income Taxes
Effect on net loss	$(380,240)	Net Loss
(1) Amounts in parenthesis indicate debits.

8.	Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,163,250)	$(4,696,342)
Weighted average shares outstanding:
Basic	24,611,513	24,525,103
Effect of dilutive securities:
Warrants	—	—
Options	—	—
Diluted	24,611,513	24,525,103
Basic earnings (loss) per share	$(0.09)	$(0.19)
Diluted earnings (loss) per share	$(0.09)	$(0.19)

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Basic earnings per share ("EPS") is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Included in weighted average number of shares outstanding for the three months ended March 31, 2013 and 2012 are 493,670 and 632,911 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The weighted average UPO Units that could be converted into zero common shares for the three months ended March 31, 2013 and zero common shares for the three months ended March 31, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into zero common shares for the three months ended March 31, 2013 and 52,414 common shares for the three months ended March 31, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into 67,286 common shares for the three months ended March 31, 2013 and weighted average options outstanding that could be converted into zero common shares for the three months ended March 31, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,776 common shares for the three months ended March 31, 2013 and weighted average warrants outstanding that could be converted into 89,742 common shares for the three months ended March 31, 2012 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of March 31, 2013 and 2012, there were 90,000 privately-issued warrants and 1,474,719 stock options outstanding, which are exercisable at weighted average exercise prices of $0.01 and $5.45, respectively.

9.	Income Taxes

The Company’s effective tax rate of 33.8% for the three months ended March 31, 2013 was lower than the statutory federal rate due to state taxes. The Company’s effective tax rate of 30.9% for the three months ended March 31, 2012 was lower than the statutory federal rate due to state taxes.

As of March 31, 2013, the Company has unused federal net operating loss carry-forwards totaling approximately $143.4 million that begin expiring in 2022. As of March 31, 2013, the Company also has unused state net operating loss carry-forwards totaling approximately $71.7 million which expire between 2013 and 2032. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. The Company had unused federal and state net operating loss carry-forwards totaling approximately $138.9 million and $71.5 million, respectively, as of December 31, 2012.

The Company also has remaining excess tax goodwill of approximately $1.3 million as of March 31, 2013 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2012.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2010.

The Company had unrecognized tax benefits of approximately $0.1 million as of March 31, 2013 primarily associated with tax positions taken in a prior year. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three months ended March 31, 2013 or 2012. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2012.

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

10.	Stock Based Compensation

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

Based on the results of the model, the weighted average fair value of the stock options granted were $3.19, $3.76 and $2.54 per share for the options granted on January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date
	2011	2010	2008
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.31%	2.79%	1.43%
Expected volatility	60.00%	61.00%	61.00%
Expected life of option	6 years	6 years	6 years
Grant date fair value	$1,351,763	$1,827,243	$1,434,671

The following table summarizes information regarding options outstanding and exercisable at March 31, 2013:

	Options Outstanding (1)			Options Exercisable (2)
	Options	Weighted Average Remaining Contratual Term (Years)	Weighted Average Exercise Price	Options	Weighted Average Remaining Contratual Term (Years)	Weighted Average Exercise Price
2008 Options Grant	565,000	5.72	$4.50	565,000
2010 Options Grant	485,969	6.97	$6.45	485,969
2011 Options Grant	423,750	7.80	$5.58	282,500
	1,474,719	6.73	$5.45	1,333,469	6.62	$5.44
Vested and expected to vest as of March 31, 2013	1,474,719	6.73	$5.45

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of March 31, 2013 is $0.00 calculated using the Company's closing share price of $4.47.

(2)	The aggregate intrinsic value of options exercisable as of March 31, 2013 is $0.00 calculated using the Company's closing share price of 4.47.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were 1,030,230 options exercisable at December 31, 2012 with a weighted average exercise price of $5.26.

Restricted Shares of Common Stock

On January 3, 2011, the Company granted to certain Coast Crane employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. One half of these shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of March 31, 2013.

The Company recorded $0.1 million and $0.4 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively. There was approximately $0.3 million and $0.5 million of total unrecognized compensation cost as of March 31, 2013 and December 31, 2012, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

11.	Common Stock and Warrants

In October 2008 our Board of Directors authorized a stock and warrant repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit, up to 12 million of the Company’s outstanding common stock and warrants. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer. Repurchases of our common stock and warrants were funded with cash flows of the business.

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01, which expire on December 31, 2013. The fair value of the warrants on the issuance date was $296,400. See Note 4 for further discussion.

The Company issued 43,715 and 38,206 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the three months ended March 31, 2013 and 2012, respectively. The Company also issued 83,469 and 83,474 shares of restricted common stock to the employees of Coast Crane during the three months ended March 31, 2013 and 2012, respectively. The Company withheld 29,489 and 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance during the three months ended March 31, 2013 and 2012, respectively.

12.	Segment Information

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Segment revenues
Equipment rentals	$17,848,464	$18,116,501
Equipment distribution	3,709,684	916,447
Parts and service	3,506,306	4,705,237
Total revenues	$25,064,454	$23,738,185
Segment gross profit
Equipment rentals	$4,387,309	$2,010,650
Equipment distribution	409,235	46,148
Parts and service	926,225	1,347,301
Total gross profit	$5,722,769	$3,404,099

The following table presents information about our reportable segments related to total assets:

	March 31, 2013	December 31, 2012
Segment identified assets
Equipment rentals	$321,326,776	$328,177,713
Equipment distribution	4,450,889	2,001,273
Parts and service	5,140,967	6,593,538
Total segment identified assets	330,918,632	336,772,524
Non-segmented identified assets	18,344,033	17,295,086
Total assets	$349,262,665	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the three months ended March 31, 2013 were 8.3% of total revenues. Sales to Canada represented 7.8% of total revenues. One customer accounted for 11.3% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended March 31, 2013, one customer individually accounted for approximately 76.4% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended March 31, 2012 were 9.4% of total revenues. Sales to Canada represented 7.6% of total revenues. One customer accounted for 12.0% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended March 31, 2012, one customer individually accounted for approximately 16.0% of revenues on a segmented basis.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at March 31, 2013 totaled approximately $6.8 million, including long-lived assets totaling approximately $5.3 million. At December 31, 2012, total assets located in Canada totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million.

13.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended March 31, 2013 and 2012 each include $23,063 of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $2.7 million and $1.8 million, respectively, as of March 31, 2013 and approximately $3.0 million and $2.0 million, respectively, as of December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2013, and its results of operations for the three months ended March 31, 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Equipment Rental Segment    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks and tower cranes. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes .  We also offer transportation, rigging and repair and maintenance services while equipment is on rent. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months. Rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

While crawler cranes or attachments, tower cranes, rough terrain cranes or boom trucks are on rent, much of the repair and maintenance work is paid for by the customer. We perform a portion of the repair and maintenance work and recognize revenues for such services to the extent they are the customer’s responsibility. This category of revenues also includes providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental.

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

In summary, for the three months ended March 31, 2013, 71.2% of total revenues were derived from our equipment rental segment, 14.8% from our equipment distribution segment and 14.0% from our parts and service segment.

Utilization Measurement

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

The following table provides a summary of utilization rates calculated using the “days” method for the three months ended March 31, 2013 and 2012 for the equipment types owned during those periods:

	Three Months Ended March 31,
	2013	2012
Crawler Cranes	43.9%	37.0%
Rough Terrain Cranes	58.4%	54.8%
Boom Trucks	43.4%	43.0%
Self-Erecting Tower Cranes	46.7%	28.3%
City & Other Tower Cranes	58.4%	47.9%

Fleet Overview

As of March 31, 2013 and December 31, 2012, the total orderly liquidation value of the rental equipment fleet was approximately $349.8 million and $353.8 million, respectively.

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

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,163,250)	$(4,696,342)
Benefit for income taxes	(1,105,753)	(2,102,621)
Foreign currency exchange (gains) losses	116,035	(35,539)
Interest expense	2,515,188	2,908,682
Other (income) expense	(4,552)	15,560
Loss from operations	(642,332)	(3,910,260)

Depreciation	4,671,136	5,246,187
Other depreciation and amortization	283,901	326,404
Adjusted EBITDA	$4,312,705	$1,662,331

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The Company had a net loss of $2.2 million for the three months ended March 31, 2013. Total revenue, cost of revenues and gross profit were $25.1 million, $19.3 million and $5.7 million, respectively, for the three months ended March 31, 2013. Total selling, general, administrative and other expenses of $6.4 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.5 million for the three months ended March 31,

2013. The Company had an income tax benefit of $1.1 million for the three months ended March 31, 2013 related to loss before income taxes of $3.3 million. Adjusted EBITDA for the three months ended March 31, 2013 was $4.3 million.

The Company had a net loss of $4.7 million for the three months ended March 31, 2012. Total revenue, cost of revenues and gross profit were $23.7 million, $20.3 million and $3.4 million, respectively, for the three months ended March 31, 2012. Total selling, general, administrative and other expenses of $7.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended March 31, 2012. The Company had an income tax benefit of $2.1 million for the three months ended March 31, 2012 related to loss before income taxes of $6.8 million. Adjusted EBITDA for the three months ended March 31, 2012 was $1.7 million.

Revenues

Revenues for the three months ended March 31, 2013 were $25.1 million, a 5.6% increase compared to revenues of $23.7 million for the three months ended March 31, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
Segment revenues				'
Equipment rentals	$17,848,464	$18,116,501	$(268,037)	(1.5)%
Equipment distribution	3,709,684	916,447	2,793,237	304.8%
Parts and service	3,506,306	4,705,237	(1,198,931)	(25.5)%
Total revenues	$25,064,454	$23,738,185	$1,326,269	5.6%

Equipment rental segment revenues, which represents 71.2% of total revenues, was $17.8 million for the three months ended March 31, 2013, a 1.5% decrease from $18.1 million for the three months March 31, 2012. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales. Equipment rentals revenue, which represented 45.8% of total revenues, was $11.5 million for the three months ended March 31, 2013, a 11.7% increase from $10.3 million for the three months ended March 31, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 43.9% for the three month period ended March 31, 2013 compared to 37.0% for the same period in the prior year. Utilization for rough terrain and tower cranes for the three months ended March 31, 2013 were 58.4% and 54.0%, respectively, as compared to 54.8% and 40.6%, respectively, for the three months ended March 31, 2012. There was an increase in average crawler crane rental rate of 4.6% to $16,975 (per crane per rental month) for the three months ended March 31, 2013 from $16,233 for the three months ended March 31, 2012. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 4.7% of total revenues, was $1.2 million for the three months ended March 31, 2013, a 11.3% decrease from $1.3 million for the three months ended March 31, 2012. The decrease in transportation revenue is directly attributable to the increase in lease duration for equipment on rent and the rental locations of the cranes on rent. Used rental equipment sales revenue was $3.8 million for the three months ended March 31, 2013; a $1.5 million or 28.7% decrease compared to the three month period ended March 31, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million and $3.6 million, respectively, for the three month periods ended March 31, 2013 and 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of the majority of the aerial work platforms during the three months ended March 31, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the three months ended March 31, 2013, the Company sold eighty-six pieces of used rental equipment primarily consisting of the remaining aerial work platforms acquired in the Coast Acquisition, which were not a part of the Company’s core rental equipment or its long-term strategy, along with five boom trucks, one crawler crane, nine rough terrain cranes (including three industrial cranes) and one tower crane. During the three months ended March 31, 2012, the Company sold 169 pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold four boom trucks, four rough terrain cranes (including two industrial cranes) and two tower cranes during the three months ended March 31, 2012.

Equipment distribution segment revenue, which represents 14.8% of total revenue, was $3.7 million for the three months ended March 31, 2013, a 304.8% increase from $0.9 million for the three months ended March 31, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period.

Parts and service segment revenue, which represents 14.0% of total revenue, was $3.5 million for the three months ended March 31, 2013, a 25.5% decrease from $4.7 million for the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in third party service work performed on customer equipment and over the counter parts sales.

Gross Profit

Gross Profit for the three months ended March 31, 2013 was $5.7 million, a 68.1% increase from gross profit of $3.4 million for the three months ended March 31, 2012. Gross profit margin was 22.8% for the three months ended March 31, 2013 compared to 14.3% for the three months ended March 31, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
Segment gross profit (loss)
Equipment rentals	$4,387,309	$2,010,650	$2,376,659	118.2%
Equipment distribution	409,235	46,148	363,087	786.8%
Parts and service	926,225	1,347,301	(421,076)	(31.3)%
Total gross profit	$5,722,769	$3,404,099	$2,318,670	68.1%

Equipment rentals segment gross profit (after overhead allocation) of $4.4 million for the three months ended March 31, 2013 increased $2.4 million or 118.2% as compared to the three months ended March 31, 2012. Gain on the sale of used rental equipment was $1.2 million for the three months ended March 31, 2013, a 91.6% increase from $0.6 million for the three months ended March 31, 2012. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of higher lifting capacity rental equipment assets sold during the three months ended March 31, 2013.

Equipment distribution segment gross profit (after overhead allocation) of $0.4 million (11.0% margin) for the three months ended March 31, 2013 increased $0.4 million or 786.8% from $46,148 (5.0% margin) for the three months ended March 31, 2012. The increased gross profit and margin are functions of higher sales volume during the three months ended March 31, 2013.

Parts and service segment gross profit (after overhead allocation) of $0.9 million for the three months ended March 31, 2013 decreased $0.4 million or 31.3% from $1.3 million for the three months ended March 31, 2012. The parts and service segment gross profit decrease was driven by lower over the counter parts sales and third party service work volume.

Total selling, general, administrative and other expenses for the three months ended March 31, 2013 and 2012 were $6.4 million and $7.3 million, respectively. Decreases in salary expense and professional and consulting fees were partially offset by increases in sales and marketing expenses, business taxes and insurance expenses. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million and $0.4 million of non-cash stock based compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Interest expense decreased 13.5% to $2.5 million for the three months ended March 31, 2013 from $2.9 million for the three months ended March 31, 2012. The decrease in interest expense was related primarily to four interest rate swaps that matured in 2012 subsequent to the three months ended March 31, 2012.

Income tax benefit was $1.1 million for the three months ended March 31, 2013 compared to a $2.1 million for the three months ended March 31, 2012.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 33.8% and 30.9% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment.

Essex had 253 full-time employees at March 31, 2013 compared to 273 full-time employees at March 31, 2012.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used by operating activities for the three months ended March 31, 2013 was approximately $1.8 million. This was primarily the result of net loss of $2.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, provided cash flows of approximately $1.5 million. The cash flows from operating activities were decreased by a total change in operating assets and liabilities of $3.3 million, which was comprised of a a $2.0 million increase in accounts receivable, $0.2 million increase in prepaid expenses and other assets and a $3.4 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $0.2 million decrease in other receivables, a $1.2 million decrease in retail equipment inventory, a $0.1 million decrease in spare parts inventory, a $0.3 million increase in unearned rental revenue and a $0.4 million increase in customer deposits.

The Company’s cash used in operating activities for the three months ended March 31, 2012 was approximately $2.8 million. This was primarily the result of net loss of $4.7 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes, changes in the fair value of interest rate swaps and stock-based compensation expense, resulted in the use of approximately $1.5 million of cash. The cash flows used in operating activities were decreased by a total change in operating assets and liabilities of $1.3 million, which was comprised of a $0.9 million increase in accounts receivable, a $0.1 million increase in prepaid expenses and other assets and a $1.3 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $0.2 million decrease in other receivables, a $0.6 million decrease in spare parts inventory and a $0.2 million increase in unearned rental revenue.

Cash flow from investing activities. The Company's cash provided by investing activities for the three months ended March 31, 2013 was approximately $3.0 million. This was primarily the result of proceeds from the sale of rental equipment of $3.8 million. This source of cash was partially offset by purchases of rental equipment of $0.1 million, purchases of property and equipment of $0.2 million and and increase in accounts receivable from rental equipment sales of $0.5 million. During the three months ended March 31, 2013, the Company sold eighty-six pieces of used rental equipment primarily consisting of the remaining aerial work platforms acquired in the Coast Acquisition, which were not a part of the Company’s core rental equipment or its long-term strategy, along with five boom trucks, one crawler crane, nine rough terrain cranes (including three industrial cranes) and one tower crane.

The Company's cash provided by investing activities for the three months ended March 31, 2012 was approximately $5.9 million. This was primarily the result of a decrease in accounts receivable from rental equipment sales of $1.1 million and proceeds from the sale of rental equipment of $5.3 million. During the three months ended March 31, 2012, the Company sold 169 pieces of rental equipment primarily consisting of aerial work platforms obtained in the acquisition of Coast Crane's assets. In addition to the aerial work platforms, the Company sold four boom trucks, four rough terrain cranes (including two industrial cranes) and two tower cranes during the three months ended March 31, 2012. The cash provided by investing activities was partially offset by purchases of rental equipment of $0.5 million and purchases of property and equipment of $0.1 million.

Cash flow from financing activities. The Company's cash used in financing activities for the three months ended March 31, 2013 was approximately $6.5 million. This was primarily the result of payments made for loan acquisition costs of $6.6 million as a result of refinancing the Essex Crane Revolving Credit Facility and the Coast Crane Revolving Credit Facility. This financing activity use of cash was increased by the payments on purchase money security interest debt of $0.4 million and employer repurchase of shares to satisfy minimum tax withholdings of $0.1 million and was partially offset by net borrowings on the revolving credit facilities and term loan of $0.6 million. Gross borrowings and payments on the revolving credit facilities were $24.5 million and $63.9 million, respectively, for the period. Gross proceeds from the term loan were $40.0 million. Gross borrowings and payments on the purchase money security interest debt for the period were $0.5 million and $0.4 million, respectively.

The Company's cash used in financing activities for the three months ended March 31, 2012 was approximately $4.2 million. This was primarily the result of net payments on the revolving credit facilities of $4.0 million and payments on the purchase money security interest debt of $0.2 million. Gross borrowings and payments on the revolving credit facilities were $21.5 million and $25.5 million, respectively, for the period.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $3.8 million during the three months ended March 31, 2013 were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of March 31, 2013, we had approximately $27.4 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $3.1 million of cash on hand; providing the company with $30.5 million of potential liquidity.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future. The Essex Crane Credit Facility and Coast Crane Credit Facility mature in October 2016 and March 2017, respectively. No assurance can be given that we will be able to refinance our credit facilities prior to their respective maturity dates upon terms acceptable to us.

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

On March 15, 2013, the Essex Crane Revolving Credit Facility was amended and restated to extend the maturity to October 31, 2016. The amendment reduced the maximum amount Essex Crane is able to borrow to $175.0 million. The amendment also provided for increases in the applicable prime rate margin, euro-dollar LIBOR margin and unused line commitment fee to 1.75%, 3.75% and 0.375%, respectively. Under the amendment, the springing covenant threshold is eliminated and, instead, Essex Crane is required to have availability in excess of 10% of the outstanding commitment and is subject to a fixed charge coverage ratio of 1.10 to 1.00. Further, under the amendment, the aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, as defined within the amended and restated revolving credit facility. In addition, the maximum commitment may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively. The amendment also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. All other significant terms of the October 31, 2008 amendment remained in effect following such amendment.

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. Amounts borrowed as a term loan which are repaid or prepaid may not be reborrowed. All other significant terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.
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

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are traditionally affected to a lesser extent by changes in demand caused by seasonality.

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes outside the ordinary course of our business in our long-term debt other than described above, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements

During the three months ended March 31, 2013, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies
Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the propriety of our estimated useful life of rental equipment and property and equipment, the adequacy of the allowance for doubtful accounts, income taxes, the potential impairment of long-lived assets including intangible assets and derivative financial instruments.

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of March 31, 2013. The weighted average interest rate in effect on all of the Company’s borrowings at March 31, 2013 was 4.53%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at March 31, 2013 would increase our interest expense by approximately $1.7 million on an annualized basis.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at March 31, 2013.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
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

ESSEX RENTAL CORP.

Dated: May 8, 2013	By:	/s/ Ronald Schad
Ronald Schad Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2013	By:	/s/ Martin Kroll
Martin Kroll Chief Financial Officer (Principal Financial and Accounting Officer)