Form 10-Q
period 2013-06-30
Essex Rental Corp.
filed 2013-08-08
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

24,653,513 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on August 1, 2013.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,969,642	$8,389,321
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,527,000 and $2,775,000, respectively	13,561,093	14,658,198
Other receivables	2,350,117	2,282,104
Deferred tax assets	3,048,003	3,022,625
Inventory
Retail equipment	4,545,060	1,815,670
Retail spare parts, net	1,369,459	1,386,412
Prepaid expenses and other assets	1,405,584	1,494,751
TOTAL CURRENT ASSETS	29,248,958	33,049,081

Rental equipment, net	294,246,911	306,892,373
Property and equipment, net	6,606,393	6,610,976
Spare parts inventory, net	3,212,485	3,145,129
Identifiable finite lived intangibles, net	1,236,428	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	7,104,379	1,170,354

TOTAL ASSETS	$343,451,680	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,624,910	$5,342,637
Accrued employee compensation and benefits	1,899,022	1,999,143
Accrued taxes	3,378,488	3,211,400
Accrued interest	912,882	1,359,017
Accrued other expenses	905,622	1,358,036
Unearned rental revenue	1,688,280	1,520,701
Customer deposits	265,481	73,795
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	852,709	828,610
Promissory notes	5,178,935	5,130,870
Capital lease obligation	—	3,154
TOTAL CURRENT LIABILITIES	24,706,329	20,827,363

LONG-TERM LIABILITIES
Revolving credit facilities	164,933,361	210,592,909
Term loan	37,500,000	—
Purchase money security interest debt	2,011,895	2,147,349
Deferred tax liabilities	43,525,935	46,258,254
TOTAL LONG-TERM LIABILITIES	247,971,191	258,998,512

TOTAL LIABILITIES	272,677,520	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,653,513 shares at June 30, 2013 and 24,555,818 shares at December 31, 2012	2,465	2,456
Paid in capital	125,091,852	124,460,238
Accumulated deficit	(54,326,160)	(50,230,938)
Accumulated other comprehensive income, net of tax	6,003	9,979
TOTAL STOCKHOLDERS' EQUITY	70,774,160	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$343,451,680	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months EndedThree Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Equipment rentals	$12,191,496	$11,085,583	$23,644,846	$21,184,905
Retail equipment sales	855,245	1,277,506	4,564,929	2,193,952
Used rental equipment sales	4,858,005	7,341,332	8,657,175	12,670,194
Retail parts sales	2,173,193	2,136,954	3,950,723	4,654,196
Transportation	1,878,405	2,130,566	3,070,990	3,474,629
Equipment repairs and maintenance	3,257,411	3,218,898	6,389,546	6,751,148
TOTAL REVENUES	25,213,755	27,190,839	50,278,209	50,929,024

COST OF REVENUES
Salaries, payroll taxes and benefits	2,750,305	2,822,915	5,501,163	5,706,051
Depreciation	4,657,607	5,139,624	9,328,743	10,385,811
Retail equipment sales	677,857	1,107,288	3,808,477	1,827,103
Used rental equipment sales	4,008,164	6,132,181	6,610,130	10,836,080
Retail parts sales	1,630,306	1,600,625	2,981,171	3,486,651
Transportation	1,810,070	1,897,681	2,941,275	3,034,654
Equipment repairs and maintenance	2,598,172	2,395,681	5,479,188	5,365,673
Yard operating expenses	718,257	768,261	1,542,276	1,556,319
TOTAL COST OF REVENUES	18,850,738	21,864,256	38,192,423	42,198,342

GROSS PROFIT	6,363,017	5,326,583	12,085,786	8,730,682

Selling, general and administrative expenses	6,312,810	6,544,866	12,394,010	13,532,821
Other depreciation and amortization	258,426	310,051	542,327	636,455
LOSS FROM OPERATIONS	(208,219)	(1,528,334)	(850,551)	(5,438,594)

OTHER INCOME (EXPENSES)
Other income	1,037	17,986	5,589	2,426
Interest expense	(2,985,288)	(2,874,300)	(5,500,476)	(5,782,982)
Foreign currency exchange losses	(212,434)	(90,619)	(328,469)	(55,080)
TOTAL OTHER INCOME (EXPENSES)	(3,196,685)	(2,946,933)	(5,823,356)	(5,835,636)

LOSS BEFORE INCOME TAXES	(3,404,904)	(4,475,267)	(6,673,907)	(11,274,230)

BENEFIT FOR INCOME TAXES	(1,472,932)	(1,583,270)	(2,578,685)	(3,685,891)

NET LOSS	$(1,931,972)	$(2,891,997)	$(4,095,222)	$(7,588,339)

Weighted average shares outstanding:
Basic	24,653,513	24,543,308	24,632,629	24,534,205
Diluted	24,653,513	24,543,308	24,632,629	24,534,205

Loss per share:
Basic	$(0.08)	$(0.12)	$(0.17)	$(0.31)
Diluted	$(0.08)	$(0.12)	$(0.17)	$(0.31)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,931,972)	$(2,891,997)	$(4,095,222)	$(7,588,339)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	890	6,175	(3,976)	15,536
Change in fair value of interest rate swap, net of tax of $236,119 and $411,429, respectively, for the three and six months ended June 30, 2012	—	352,633	—	632,794
Other comprehensive income (loss)	890	358,808	(3,976)	648,330

Comprehensive loss	$(1,931,082)	$(2,533,189)	$(4,099,198)	$(6,940,009)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,095,222)	$(7,588,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	9,703,927	10,833,842
Amortization of loan acquisition costs and other intangibles	1,010,395	615,098
Amortization of promissory notes discount	48,065	48,064
Gain on sale of rental equipment	(2,047,045)	(1,834,114)
Deferred income taxes	(2,736,979)	(3,803,542)
Share based compensation expense	584,766	757,938
Change in fair value of interest rate swaps	—	(398,031)
Changes in operating assets and liabilities:
Accounts receivable, net	965,833	(2,928,142)
Other receivables	(68,013)	362,084
Prepaid expenses and other assets	89,167	137,022
Retail equipment inventory	(2,734,087)	204,064
Spare parts inventory	(58,680)	627,544
Accounts payable and accrued expenses	1,600,191	(235,844)
Unearned rental revenue	167,579	343,965
Customer deposits	191,682	432,031
Total change in operating assets and liabilities	153,672	(1,057,276)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,621,579	(2,426,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(2,851,561)	(2,870,035)
Purchases of property and equipment	(603,189)	(644,830)
Accounts receivable from rental equipment sales	131,272	1,163,000
Proceeds from sale of rental equipment	8,657,175	12,670,194

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,333,697	10,318,329

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	47,393,909	45,041,215
Payments on revolving credit facilities	(93,053,457)	(52,606,348)
Proceeds from term loan	40,000,000	—
Payments on term loan	(500,000)	—
Payments on purchase money security interest debt	(575,154)	(336,702)
Payments on capital lease obligation	(3,205)	(3,846)
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	—
Payments for loan acquisition costs	(6,782,921)	(191,862)

NET CASH USED IN FINANCING ACTIVITIES	(13,623,470)	(8,097,543)

Effect of exchange rate changes on cash and cash equivalents	248,515	94,069

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,419,679)	(111,505)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,969,642	$8,918,878

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$121,943
Equipment obtained through capital lease	$51	$309
Equipment purchased directly through short-term debt obligation	$463,799	$—
Unrealized gain on designated derivative instruments, net of tax	$—	$(632,794)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$5,101,621	$4,839,018
Cash paid for income taxes, net	$101,429	$41,515

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Significant Accounting Policies

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of our significant accounting policies.

Reclassifications

Certain prior year amounts in the consolidated cash flow statements and segment information note have been reclassified to conform to the current year presentation. The reclassifications had no effect on net loss, net cash flows or shareholders' equity.

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

As of June 30, 2013 and December 31, 2012, goodwill related to the acquisition of Coast Crane's assets was approximately $1.8 million. Goodwill represents the excess of the total consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship	1,500,000	(553,572)	946,428
Coast Crane trademark	600,000	(310,000)	290,000
	$3,688,956	$(2,452,528)	$1,236,428

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $0 for the three months ended June 30, 2012 and $64,591 for the six months ended June 30, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $0 for the three

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

months ended June 30, 2012 and $70,191 for the six months ended June 30, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the six months ended June 30, 2012.

The Company’s amortization expense associated with other intangible assets was $83,572 and $83,571 for the three months ended June 30, 2013 and 2012, respectively. The Company’s amortization expense associated with other intangible assets was $167,143 and $188,424 for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2013 for the years ended December 31:

2013	$167,142
2014	334,286
2015	324,286
2016	214,286
2017	196,428
Total	$1,236,428

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	June 30, 2013	December 31, 2012	June 30, 2013	Date Ranges
Essex Crane revolving credit facility	$150,451,569	$151,286,537	3.97%	October 2016
Coast Crane revolving credit facility	14,481,792	59,306,372	5.46%	March 2017
Term loan	37,500,000	—	5.25%	June 2014 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party) (1)	5,178,935	5,130,870	11.90%	December 2013
Purchase money security interest debt	2,011,895	2,147,349	4.53%	September 2015-January 2018
Purchase money security interest debt - short-term	852,709	828,610	4.53%	within 1 year
Total debt obligations outstanding	$212,476,900	$218,699,738

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

On March 15, 2013, the Essex Crane Revolving Credit Facility was amended and restated to extend the maturity to October 31, 2016. The amendment reduced the maximum amount Essex Crane is able to borrow to $175.0 million. The amendment also provided for increases in the applicable prime rate margin, Euro-dollar LIBOR margin and unused line commitment fee to 1.75%, 3.75% and 0.375%, respectively. Under the amendment, the springing covenant threshold is eliminated and, instead, Essex Crane is required to have availability in excess of 10% of the outstanding commitment and is subject to a fixed charge coverage ratio of 1.10 to 1.00. Further, under the amendment, the aggregate commitment will be reduced by: (i) on an individual

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis commencing in 2014, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the amended and restated revolving credit facility. In addition, the maximum commitment may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively. The amendment also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. All other terms of the October 31, 2008 amendment remained in effect following such amendment.

Borrowings under the Essex Crane Revolving Credit Facility, as amended, accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at June 30, 2013) plus an applicable margin or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.19% at June 30, 2013) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At June 30, 2013, the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 1.75%, 3.75% and 0.375%, respectively. At December 31, 2012 (prior to the amendment described above), the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $174.8 million and $185.8 million as of June 30, 2013 and December 31, 2012, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $24.3 million and $34.5 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, there was $8.2 million of available formulated collateral in excess of the maximum borrowing amount of $174.8 million Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

As of June 30, 2013 and for the three and six months then ended, Essex Crane was in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

Proceeds of the first borrowing under the amended Coast Crane Revolving Credit Facility in the amount of $1.5 million were used to pay off the remaining balance on the Coast Crane Ltd.'s revolving credit facility at the time of its termination in November 2011.

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

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At June 30, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.27%, 3.25% and 0.50%, respectively. At December 31, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.31%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $32.8 million and $66.2 million as of June 30, 2013 and December 31, 2012, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $9.1 million and $6.9 million, respectively, after certain lender reserves of $9.2 million and $8.8 million as of June 30, 2013 and December 31, 2012, respectively. As of December 31, 2012, there was $0.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of June 30, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $39.5 million with $2.0 million of the outstanding balance classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and will be amortized on a straight-line basis over the three years life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $48,065 and $96,130 as of June 30, 2013 and December 31, 2012, respectively.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of June 30, 2013, the Company's purchase money security interest debt consisted of the financing of nine pieces of equipment. These debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to January 2018. As these loans are amortizing, approximately $0.9 million of the total $2.9 million in principal payments is due prior to June 30, 2014 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of June 30, 2013.

During the six months ended June 30, 2013, the Company entered into one new debt obligation totaling approximately $0.5 million related to the financing of one new rough terrain crane purchase. The obligation is secured by the crane purchased, is set to mature in January 2018, and accrues interest at a rate of LIBOR plus 5.38% per annum.

During the six months ended June 30, 2013, the Company repaid approximately $0.2 million to satisfy the purchase money security interest debt obligation related to one piece of equipment upon the sale of the equipment through the Company's retail distribution segment.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2012, the Company had four interest rate swaps outstanding, which involved the receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2012, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $0.6 million ($0.4 million net of tax) and a decrease of $1.0 million ($0.6 million net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received an interest rate based on three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three months ended June 30, 2012 was an unrealized gain of approximately $0.1 million and was reported as a component of interest expense in the consolidated statement of operations. The changes in fair values of the assumed swaps for the six months ended June 30, 2012 was an unrealized gain of approximately $0.4 million and was reported as a component of interest expense in the consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 4.51% and 3.49% at June 30, 2013 and December 31, 2012, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $0.6 million for the three months ended June 30, 2012. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $1.3 million for the six months ended June 30, 2012.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the six months ended June 30, 2013 and 2012.  These amounts are presented as other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Six Months Ended June 30, 2013
Interest Rate Swap	$—	Interest expense	$—	Other income / (expense)	$—
For the Six Months Ended June 30, 2012
Interest Rate Swap	$(199,657)	Interest expense	$(1,243,880)	Other income / (expense)	$—

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The fair value of the Company’s total debt obligations was approximately $217.1 million and $217.2 million as of June 30, 2013 and December 31, 2012, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended June 30, 2013:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$—	$5,113	$5,113
Other comprehensive income (loss) before reclassifications	—	890	890
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	—	890	890
Ending balance	$—	$6,003	$6,003
(1) Amounts in parenthesis indicate debits.

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the six months ended June 30, 2013:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$—	$9,979	9,979
Other comprehensive income (loss) before reclassifications	—	(3,976)	(3,976)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	—	(3,976)	(3,976)
Ending balance	$—	$6,003	6,003
(1) Amounts in parenthesis indicate debits.

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended June 30, 2012:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$(980,071)	$(1,257)	$(981,328)
Other comprehensive income (loss) before reclassifications	(22,132)	6,175	(15,957)
Amounts reclassified from accumulated other comprehensive income	374,765	—	374,765
Net current period other comprehensive income (loss)	352,633	6,175	358,808
Ending balance	$(627,438)	$4,918	$(622,520)
(1) Amounts in parenthesis indicate debits.

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the six months ended June 30, 2012:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	(1,260,232)	(10,618)	(1,270,850)
Other comprehensive income (loss) before reclassifications	(122,211)	15,536	(106,675)
Amounts reclassified from accumulated other comprehensive income	755,005	—	755,005
Net current period other comprehensive income (loss)	632,794	15,536	648,330
Ending balance	(627,438)	4,918	(622,520)
(1) Amounts in parenthesis indicate debits.

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the three months ended June 30, 2012:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	$(625,703)	Interest Expense
Tax benefit	250,938	Benefit for Income Taxes
Effect on net loss	$(374,765)	Net Loss
(1) Amounts in parenthesis indicate debits.

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the six months ended June 30, 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	$(1,243,880)	Interest Expense
Tax benefit	488,875	Benefit for Income Taxes
Effect on net loss	$(755,005)	Net Loss

8.	Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,931,972)	$(2,891,997)	$(4,095,222)	$(7,588,339)
Weighted average shares outstanding:
Basic	24,653,513	24,543,308	24,632,629	24,534,205
Effect of dilutive securities:
Warrants	—	—	—	—
Options	—	—	—	—
Diluted	24,653,513	24,543,308	24,632,629	24,534,205
Basic earnings (loss) per share	$(0.08)	$(0.12)	$(0.17)	$(0.31)
Diluted earnings (loss) per share	$(0.08)	$(0.12)	$(0.17)	$(0.31)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the three and six months ended June 30, 2013 are 493,670 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Included in weighted average number of shares outstanding for the three and six months ended June 30, 2012 are 632,911 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted average UPO Units that could be converted into zero common shares for the three and six months ended June 30, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into eighty-four and 69,189 common shares for the three months ended June 30, 2013 and 2012, respectively, and zero and 69,090 common shares for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into 103,295 and zero common shares for the three months ended June 30, 2013 and 2012, respectively, and 86,545 and zero common shares for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,792 and 89,739 common shares for the three months ended June 30, 2013 and 2012, respectively, and 89,784 and 89,741 common shares for the six months ended June 30, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of June 30, 2013 and 2012, there were 90,000 privately-issued warrants outstanding, which are exercisable at a weighted average exercise price of $0.01. As of June 30, 2013 and 2012, there were 1,430,459 and 1,474,719 stock options, respectively, outstanding which are exercisable at weighted average exercise prices of $5.29 and $5.45, respectively.

9.	Income Taxes

The Company’s effective tax rate of 38.6% for the six months ended June 30, 2013 was higher than the statutory federal rate due to state taxes. The Company’s effective tax rate of 32.7% for the six months ended June 30, 2012 was lower than the statutory federal rate due to state taxes.

As of June 30, 2013, the Company has unused federal net operating loss carry-forwards totaling approximately $148.6 million that begin expiring in 2022. As of June 30, 2013, the Company also has unused state net operating loss carry-forwards totaling approximately $75.8 million which expire between 2013 and 2032. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. The Company had unused federal and state net operating loss carry-forwards totaling approximately $138.9 million and $71.5 million, respectively, as of December 31, 2012.

The Company also has remaining excess tax goodwill of approximately $3.1 million as of June 30, 2013 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2012.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2010.

The Company had unrecognized tax benefits of approximately $0.1 million as of June 30, 2013 primarily associated with tax positions taken in a prior year. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the three and six months ended June 30, 2013 or 2012. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2012.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Options

Stock options granted to employees have a 10 year life and vest one-third annually beginning one year from the date of issue. The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the three year service period of the award. The Company has granted to certain key members of management options to purchase 100,000 shares at $4.26 per share, 423,750 shares at $5.58 per share, 485,969 shares at $6.45 per share, and 565,000 shares at $4.50 per share on grant dates of June 18, 2013, January 14, 2011, March 18, 2010, and December 18, 2008, respectively.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility for the 2008 and 2010 option grants was based on the volatility of its peers since the Company only had operations for a short period of time as of the grant date. The Company’s method of estimating the expected volatility for the 2011 and 2013 option grant was based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

Based on the results of the model, the weighted average fair value of the stock options granted were $2.79, $3.19, $3.76 and $2.54 per share for the options granted on June 18, 2013, January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date
	2013	2011	2010	2008
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.33%	2.31%	2.79%	1.43%
Expected volatility	75.00%	60.00%	61.00%	61.00%
Expected life of option	6 years	6 years	6 years	6 years
Grant date fair value	$278,589	$1,351,763	$1,827,243	$1,434,671

On May 31, 2013, the Company entered into a separation agreement with its former Chief Financial Officer. In accordance with the terms of the separation agreement, and as permitted under the terms of the applicable option awards, the Company agreed that options awarded to the former Chief Financial Officer on December 18, 2008 and January 14, 2011, to the extent vested, will remain exercisable until the ten year anniversary of the applicable grant date, instead of expiring 90 days following the date the former Chief Financial Officer's employment was terminated, as provided in the option award agreements. As a result of the modification, the Company incurred additional non-cash stock compensation expense of approximately $0.4 million during the three and six months ended June 30, 2013. Additionally, the separation agreement resulted in the forfeiture of 111,773 vested options issued under the March 18, 2010 option grant. The unvested portion of options previously awarded to the Company's Chief Financial Officer were also forfeited upon the termination of his employment.

Restricted Shares of Common Stock

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $287,550. One-third of the restricted shares are scheduled to vest on June 18, 2014, June 18, 2015 and June 18, 2016, respectively, and as such, no shares were vested as of June 30, 2013.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of June 30, 2013.

The Company recorded $0.5 million and $0.4 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $0.6 million and $0.8 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the six months ended June 30, 2013 and 2012, respectively. There was approximately $0.7 million and $0.5 million of total unrecognized compensation cost as of June 30, 2013 and December 31, 2012,

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued zero and 18,662 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the three months ended June 30, 2013 and 2012, respectively. The Company issued 43,715 and 56,868 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the six months ended June 30, 2013 and 2012, respectively. The Company issued 83,469 and 83,474 shares of restricted common stock to certain employees during the six months ended June 30, 2013 and 2012, respectively. The Company withheld 29,489 and 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance during the six months ended June 30, 2013 and 2012, respectively.

12.	Segment Information

We have identified three reportable segments: equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance. The equipment rental segment includes rental, transportation and used rental equipment sales. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment revenues
Equipment rentals	$18,927,906	$20,557,481	$35,373,011	$37,329,728
Equipment distribution	855,245	1,277,506	4,564,929	2,193,952
Parts and service	5,430,604	5,355,852	10,340,269	11,405,344
Total revenues	$25,213,755	$27,190,839	$50,278,209	$50,929,024
Segment gross profit
Equipment rentals	$4,731,163	$4,040,802	$8,748,389	$5,779,395
Equipment distribution	29,483	18,532	438,718	64,664
Parts and service	1,602,371	1,267,249	2,898,679	2,886,623
Total gross profit	$6,363,017	$5,326,583	$12,085,786	$8,730,682

The following table presents information about our reportable segments related to total assets:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2013	December 31, 2012
Segment identified assets
Equipment rentals	$315,255,215	$328,177,713
Equipment distribution	4,577,858	2,001,273
Parts and service	6,041,973	6,593,538
Total segment identified assets	325,875,046	336,772,524
Non-segmented identified assets	17,576,634	17,295,086
Total assets	$343,451,680	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the three months ended June 30, 2013 were 9.8% of total revenues. Sales to customers in Canada represented 9.2% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended June 30, 2013, three customers individually accounted for approximately 45.4%, 26.6% and 11.2% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended June 30, 2012 were 23.0% of total revenues. Sales to customers in Canada represented 13.1% of total revenues. One customer accounted for 13.0% of our revenues on a consolidated basis. Within the equipment rentals segment, one customer accounted for approximately 13.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended June 30, 2012, two customers individually accounted for approximately 44.0% and 42.0% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the six months ended June 30, 2013 were 9.1% of total revenues. Sales to customers in Canada represented 8.5% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the six months ended June 30, 2013, one customer individually accounted for approximately 46.3% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the six months ended June 30, 2012 were 17.0% of total revenues. Sales to customers in Canada represented 10.7% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the six months ended June 30, 2012, three customers individually accounted for approximately 29.0%, 26.0% and 24.0% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at June 30, 2013 totaled approximately $6.7 million, including long-lived assets totaling approximately $4.5 million. At December 31, 2012, total assets located in Canada totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million.

13.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three and six months ended June 30, 2013 and 2012 each include $23,063 and $46,126, respectively, of rent expense related to these agreements.

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness of $5.2 million for unsecured promissory notes issued by the Company in the aggregate principal amount of $5.2 million plus the receipt of up to 90,000 warrants to purchase Essex common stock at $0.01 per share. The unsecured promissory notes mature in December 2013. The holders of the unsecured promissory notes are related parties to the Company as they owned a significant amount of the Company’s outstanding shares of common stock at the time of the transaction.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $2.9 million and $1.9 million, respectively, as of June 30, 2013 and approximately $3.0 million and $2.0 million, respectively, as of December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2013, and its results of operations for the three and six months ended June 30, 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In summary, for the three months ended June 30, 2013, 75.1% of total revenues were derived from our equipment rental segment, 3.4% from our equipment distribution segment and 21.5% from our parts and service segment. For the six months ended June 30, 2013, 70.4% of total revenues were derived from our equipment rental segment, 9.1% from our equipment distribution segment and 20.5% from our parts and service segment.

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and six months ended June 30, 2013 and 2012 for the equipment types owned during those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Crawler Cranes	46.6%	39.4%	45.3%	38.2%
Rough Terrain Cranes	60.3%	67.6%	59.3%	61.1%
Boom Trucks	60.4%	43.1%	51.9%	43.1%
Self-Erecting Tower Cranes	43.3%	26.5%	45.0%	27.4%
City & Other Tower Cranes	42.4%	55.1%	50.4%	51.5%

Fleet Overview

As of June 30, 2013 and December 31, 2012, the total orderly liquidation value of the rental equipment fleet was approximately $347.5 million and $353.8 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,931,972)	$(2,891,997)	$(4,095,222)	$(7,588,339)
Benefit for income taxes	(1,472,932)	(1,583,270)	(2,578,685)	(3,685,891)
Foreign currency exchange losses	212,434	90,619	328,469	55,080
Interest expense	2,985,288	2,874,300	5,500,476	5,782,982
Other income	(1,037)	(17,986)	(5,589)	(2,426)
Loss from operations	(208,219)	(1,528,334)	(850,551)	(5,438,594)

Depreciation	4,657,607	5,139,624	9,328,743	10,385,811
Other depreciation and amortization	258,426	310,051	542,327	636,455
Adjusted EBITDA	$4,707,814	$3,921,341	$9,020,519	$5,583,672

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The Company had a net loss of $1.9 million for the three months ended June 30, 2013. Total revenue, cost of revenues and gross profit were $25.2 million, $18.9 million and $6.4 million, respectively, for the three months ended June 30, 2013. Total selling, general, administrative and other expenses of $6.6 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.0 million for the three months ended June 30,

2013. The Company had an income tax benefit of $1.5 million for the three months ended June 30, 2013 related to loss before income taxes of $3.4 million. Adjusted EBITDA, which includes the impact of $0.5 million and $0.3 million of non-cash stock compensation and non-recurring severance expenses, respectively, was $4.7 million for the three months ended June 30, 2013.

The Company had a net loss of $2.9 million for the three months ended June 30, 2012. Total revenue, cost of revenues and gross profit were $27.2 million, $21.9 million and $5.3 million, respectively, for the three months ended June 30, 2012. Total selling, general, administrative and other expenses of $6.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended June 30, 2012. The Company had an income tax benefit of $1.6 million for the three months ended June 30, 2012 related to loss before income taxes of $4.5 million. Adjusted EBITDA, which includes the impact of $0.4 million of non-cash stock compensation expense, was $3.9 million for the three months ended June 30, 2012 .

Revenues

Revenues for the three months ended June 30, 2013 were $25.2 million, a 7.3% decrease compared to revenues of $27.2 million for the three months ended June 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment revenues
Equipment rentals	$18,927,906	$20,557,481	$(1,629,575)	(7.9)%
Equipment distribution	855,245	1,277,506	(422,261)	(33.1)%
Parts and service	5,430,604	5,355,852	74,752	1.4%
Total revenues	$25,213,755	$27,190,839	$(1,977,084)	(7.3)%

Equipment rental segment revenues, which represents 75.1% of total revenues, was $18.9 million for the three months ended June 30, 2013, a 7.9% decrease from $20.6 million for the three months June 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 48.4% of total revenues, was $12.2 million for the three months ended June 30, 2013, a 10.0% increase from $11.1 million for the three months ended June 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 46.6% for the three month period ended June 30, 2013 compared to 39.4% for the same period in the prior year. Utilization for rough terrain and tower cranes for the three months ended June 30, 2013 were 60.3% and 42.7%, respectively, as compared to 67.6% and 44.7%, respectively, for the three months ended June 30, 2012. There was an increase in average crawler crane rental rate of 0.8% to $17,184 (per crane per rental month) for the three months ended June 30, 2013 from $17,042 for the three months ended June 30, 2012. Transportation revenue, which represents 7.3% of total revenues, was $1.9 million for the three months ended June 30, 2013, an 11.8% decrease from $2.1 million for the three months ended June 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $4.9 million for the three months ended June 30, 2013; a $2.5 million or 33.8% decrease compared to the three month period ended June 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.6 million for the three month period ended June 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of aerial work platforms during the three months ended June 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet and a decrease in the number of rental assets sold. During the three months ended June 30, 2013, the Company sold eleven pieces of used rental equipment. During the three months ended June 30, 2012, the Company sold 109 pieces of rental equipment.

Equipment distribution segment revenue, which represents 3.4% of total revenue, was $0.9 million for the three months ended June 30, 2013, a 33.1% decrease from $1.3 million for the three months ended June 30, 2012. The decrease in equipment distribution segment revenue is due to a decrease in the number of sale transactions as compared to the prior period.

Parts and service segment revenue, which represents 21.5% of total revenue, was $5.4 million for the three months ended June 30, 2013, a 1.4% increase from $5.4 million for the three months ended June 30, 2012. The increase is primarily attributable to an increase in third party service work performed on customer equipment and over the counter parts sales.

Gross Profit

Gross Profit for the three months ended June 30, 2013 was $6.4 million, a 19.5% increase from gross profit of $5.3 million for the three months ended June 30, 2012. Gross profit margin was 25.2% for the three months ended June 30, 2013 compared to 19.6% for the three months ended June 30, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment gross profit (loss)
Equipment rentals	$4,731,163	$4,040,802	$690,361	17.1%
Equipment distribution	29,483	18,532	10,951	59.1%
Parts and service	1,602,371	1,267,249	335,122	26.4%
Total gross profit	$6,363,017	$5,326,583	$1,036,434	19.5%

Equipment rentals segment gross profit of $4.7 million for the three months ended June 30, 2013 increased $0.7 million or 17.1% as compared to the three months ended June 30, 2012. Gain on the sale of used rental equipment was $0.8 million for the three months ended June 30, 2013, a 29.7% decrease from $1.2 million for the three months ended June 30, 2012. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended June 30, 2013.

Equipment distribution segment gross profit of $29,483 (3.4% margin) for the three months ended June 30, 2013 increased $10,951, or 59.1%, from $18,532 (1.5% margin) for the three months ended June 30, 2012. The increased gross profit and margin are functions of higher higher profit margins on individual sale transactions during the three months ended June 30, 2013.

Parts and service segment gross profit of $1.6 million for the three months ended June 30, 2013 increased $0.3 million or 26.4% from $1.3 million for the three months ended June 30, 2012. The parts and service segment gross profit increase was driven by higher over the counter parts sales and third party service work volume as well as operational improvements.

Total selling, general, administrative and other expenses for the three months ended June 30, 2013 and 2012 were $6.6 million and $6.9 million, respectively. Increases in salary and employee benefits expense were offset by decreases in travel, business tax, bad debt expenses. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.5 million and $0.4 million of non-cash stock based compensation expense for the three months ended June 30, 2013 and 2012, respectively. Selling, general, administrative and other expenses include $0.3 million of non-recurring severance expenses during the three months ended June 30, 2013.

Interest expense increased 3.9% to $3.0 million for the three months ended June 30, 2013 from $2.9 million for the three months ended June 30, 2012. The increase in interest expense was related primarily to an increase in interest rates on the revolving credit facilities as a result of the amendments entered into in March 2013.

Income tax benefit was $1.5 million for the three months ended June 30, 2013 compared to a $1.6 million for the three months ended June 30, 2012.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 43.3% and 35.4% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment.

Essex had 252 full-time employees at June 30, 2013 compared to 262 full-time employees at June 30, 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The Company had a net loss of $4.1 million for the six months ended June 30, 2013. Total revenue, cost of revenues and gross profit were $50.3 million, $38.2 million and $12.1 million, respectively, for the six months ended June 30, 2013. Total selling, general, administrative and other expenses of $12.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $5.5 million for the six months ended June 30, 2013. The Company had an income tax benefit of $2.6 million for the six months ended June 30, 2013 related to loss before income taxes of $6.7 million. Adjusted EBITDA, which includes the impact of $0.6 million and $0.3 million of non-cash stock compensation and non-recurring severance expenses, respectively, was $9.0 million for the six months ended June 30, 2013.

The Company had a net loss of $7.6 million for the six months ended June 30, 2012. Total revenue, cost of revenues and gross profit were $50.9 million, $42.2 million and $8.7 million, respectively, for the six months ended June 30, 2012. Total selling, general, administrative and other expenses of $14.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $5.8 million for the six months ended June 30, 2012. The Company had an income tax benefit of $3.7 million for the six months ended June 30, 2012 related to loss before income taxes of $11.3 million. Adjusted EBITDA, which includes the impact of $0.8 million and $0.5 million of non-cash stock compensation and non-recurring expenses, respectively, was $5.6 million for the six months ended June 30, 2012.

Revenues

Revenues for the six months ended June 30, 2013 were $50.3 million, a 1.3% decrease compared to revenues of $50.9 million for the six months ended June 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment revenues
Equipment rentals	$35,373,011	$37,329,728	$(1,956,717)	(5.2)%
Equipment distribution	4,564,929	2,193,952	2,370,977	108.1%
Parts and service	10,340,269	11,405,344	(1,065,075)	(9.3)%
Total revenues	$50,278,209	$50,929,024	$(650,815)	(1.3)%

Equipment rental segment revenues, which represents 70.4% of total revenues, was $35.4 million for the six months ended June 30, 2013, a 5.2% decrease from $37.3 million for the six months ended June 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 47.0% of total revenues, was $23.6 million for the six months ended June 30, 2013, an 11.6% increase from $21.2 million for the six months ended June 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 45.3% for the six months ended June 30, 2013 compared to 38.2% for the same period in the prior year. Utilization for rough terrain and tower cranes for the six months ended June 30, 2013 were 59.3% and 48.3%, respectively, as compared to 61.1% and 42.7%, respectively, for the six months ended June 30, 2012. There was an increase in average crawler crane rental rate of 2.7% to $17,080 (per crane per rental month) for the six months ended June 30, 2013 from $16,638 for the six months ended June 30, 2012. Transportation revenue, which represents 6.1% of total revenues, was $3.1 million for the six months ended June 30, 2013, an 11.6% decrease from $3.5 million for the six months ended June 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $8.7 million for the six months ended June 30, 2013; a $4.0 million or 31.7% decrease compared to the six months ended June 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.5 million and $4.1 million, respectively, for the six months ended June 30, 2013 and 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of the majority of the aerial work platforms during the six months ended June 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the six months ended June 30, 2013, the Company sold eighty-four pieces of used rental equipment. During the six months ended June 30, 2012, the Company sold 280 pieces of rental equipment.

Equipment distribution segment revenue, which represents 9.1% of total revenue, was $4.6 million for the six months ended June 30, 2013, a 108.1% increase from $2.2 million for the six months ended June 30, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period.

Parts and service segment revenue, which represents 20.5% of total revenue, was $10.3 million for the six months ended June 30, 2013, a 9.3% decrease from $11.4 million for the six months ended June 30, 2012. The decrease is primarily attributable to a decrease in third party service work performed on customer equipment and over the counter parts sales.

Gross Profit

Gross Profit for the six months ended June 30, 2013 was $12.1 million, a 38.4% increase from gross profit of $8.7 million for the six months ended June 30, 2012. Gross profit margin was 24.0% for the six months ended June 30, 2013 compared to 17.1% for the six months ended June 30, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment gross profit (loss)
Equipment rentals	$8,748,389	$5,779,395	$2,968,994	51.4%
Equipment distribution	438,718	64,664	374,054	578.5%
Parts and service	2,898,679	2,886,623	12,056	0.4%
Total gross profit	$12,085,786	$8,730,682	$3,355,104	38.4%

Equipment rentals segment gross profit of $8.7 million for the six months ended June 30, 2013 increased $3.0 million or 51.4% as compared to the six months ended June 30, 2012. Gain on the sale of used rental equipment was $2.0 million for the six months ended June 30, 2013, an 11.6% increase from $1.8 million for the six months ended June 30, 2012. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of higher lifting capacity rental equipment assets sold during the six months ended June 30, 2013.

Equipment distribution segment gross profit of $0.4 million (9.6% margin) for the six months ended June 30, 2013 increased $0.4 million or 578.5% from $0.1 million (2.9% margin) for the six months ended June 30, 2012. The increased gross profit and margin are functions of higher sales volume during the six months ended June 30, 2013.

Parts and service segment gross profit of $2.9 million for the six months ended June 30, 2013 increased $12,056 or 0.4% from $2.9 million for the six months ended June 30, 2012. The parts and service segment gross profit increase was driven by higher over the counter parts sales and third party service work volume as well as operational improvements.

Total selling, general, administrative and other expenses for the six months ended June 30, 2013 and 2012 were $12.9 million and $14.2 million, respectively. Increases in sales and marketing expense and insurance expenses were offset by decreases in salary expense, other benefits expense, professional fees and bad debt expense. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.6 million and $0.8 million of non-cash stock based compensation expense for the six months ended June 30, 2013 and 2012, respectively. Selling, general, administrative and other expenses include $0.3 million of non-recurring severance expenses during the six months ended June 30, 2013.

Interest expense decreased 4.9% to $5.5 million for the six months ended June 30, 2013 from $5.8 million for the six months ended June 30, 2012. The decrease in interest expense was related primarily to a lower average debt balance for the six months ended June 30, 2013 as compared to the same period in the prior year.

Income tax benefit was $2.6 million for the six months ended June 30, 2013 compared to $3.7 million for the six months ended June 30, 2012.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 38.6% and 32.7% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the six months ended June 30, 2013 was approximately $2.6 million. This was primarily the result of net loss of $4.1 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, provided cash flows of approximately $2.4 million. The cash flows from operating activities were increased by a total change in operating assets and liabilities of $0.2 million, which was comprised of a a $1.0 million decrease in accounts receivable, $0.1 million decrease in prepaid expenses and other assets, a $1.6 million increase in accounts payable and accrued expenses, a $0.2 million increase in unearned rental revenue and a $0.2 million increase in customer deposits. These sources of cash were partially offset by a $2.7 million increase in retail equipment inventory and a $0.1 million increase in spare parts inventory.

The Company’s cash used in operating activities for the six months ended June 30, 2012 was $2.4 million. This was primarily the result of net loss of $7.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes, changes in the fair value of interest rate swaps and stock-based compensation expense, provided negative cash flows of approximately $1.4 million. The cash flows used in operating activities were increased by a $0.4 million decrease in other receivables, a $0.1 million decrease in prepaid expenses and other assets, a $0.2 million decrease in retail equipment inventory, a $0.6 million decrease in spare parts inventory and a $0.8 million increase in unearned rental revenue and customer deposits. These sources of cash were offset by a $2.9 million increase in accounts receivable and a $0.2 million decrease in accounts payable and accrued expenses.

Cash flow from investing activities. The Company's cash provided by investing activities for the six months ended June 30, 2013 was approximately $5.3 million. This was primarily the result of proceeds from the sale of rental equipment of $8.7 million and a decrease in accounts receivable from rental equipment sales of $0.1 million. These sources of cash were partially offset by purchases of rental equipment of $2.8 million and purchases of property and equipment of $0.6 million. During the six months ended June 30, 2013, the Company sold eighty-four pieces of used rental equipment.

The Company's cash provided by investing activities for the six months ended June 30, 2012 was approximately $10.3 million. This was primarily the result of proceeds from the sales of rental equipment of $12.7 million and a decrease in accounts receivable from rental equipment of $1.2 million. These sources of cash were partially offset by purchases of rental equipment of $2.9 million and purchases or property and equipment of $0.6 million. During the six months ended June 30, 2012, the Company sold 280 pieces of used rental equipment.

Cash flow from financing activities. The Company's cash used in financing activities for the six months ended June 30, 2013 was approximately $13.6 million. This was primarily the result of payments made for loan acquisition costs of $6.8 million as a result of refinancing the Essex Crane Revolving Credit Facility and the Coast Crane Revolving Credit Facility. This financing activity use of cash was increased by the payments on purchase money security interest debt of $0.6 million and employer repurchase of shares to satisfy minimum tax withholdings of $0.1 million and net payments on the revolving credit facilities and term loan of $6.2 million. Gross borrowings and payments on the revolving credit facilities were $24.5 million and $63.9 million, respectively, for the period. Gross proceeds and payments on the term loan were $40.0 million and $0.5 million, respectively. Gross borrowings and payments on the purchase money security interest debt for the period were $0.5 million and $0.6 million, respectively.

The Company's cash used in financing activities for the six months ended June 30, 2012, was approximately $8.1 million. This was primarily due to payments on short-term debt obligations of $0.3 million, payments for loan costs of $0.2 million and net payments on revolving credit facilities of $7.6 million. Total borrowings and payments on the revolving credit facilities were $45.0 million and $52.6 million, respectively, for the period.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $8.7 million and $4.9 million, respectively, during the three and six months ended June 30, 2013 were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of June 30, 2013, we had approximately $33.4 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $3.0 million of cash on hand; providing the company with $36.4 million of potential liquidity.

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

On March 15, 2013, the Essex Crane Revolving Credit Facility was amended and restated to extend the maturity to October 31, 2016. The amendment reduced the maximum amount Essex Crane is able to borrow to $175.0 million. The amendment also provided for increases in the applicable prime rate margin, euro-dollar LIBOR margin and unused line commitment fee to 1.75%, 3.75% and 0.375%, respectively. Under the amendment, the springing covenant threshold is eliminated and, instead, Essex Crane is required to have availability in excess of 10% of the outstanding commitment and is subject to a fixed charge coverage ratio of 1.10 to 1.00. Further, under the amendment, the aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, as defined within the amended and restated revolving credit facility. In addition, the maximum commitment may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively. The amendment also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. All other material terms of the October 31, 2008 amendment remained in effect following such amendment.

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. Amounts borrowed as a term loan which are repaid or prepaid may not be reborrowed. All other material terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.
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
Contractual Obligations

During the three and six months ended June 30, 2013, there were no material changes outside the ordinary course of our business in our long-term debt other than described above with respect to the amendments to the Coast Crane Credit Facility and the Essex Crane Credit Facility, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2013, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of June 30, 2013. The weighted average interest rate in effect on all of the Company’s borrowings at June 30, 2013 was 4.51%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at June 30, 2013 would increase our interest expense by approximately $1.6 million on an annualized basis.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at June 30, 2013.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
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

ESSEX RENTAL CORP.

Dated: August 8, 2013	By:	/s/ Ronald Schad
Ronald Schad Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2013	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)