Form 10-Q
period 2013-09-30
Essex Rental Corp.
filed 2013-11-06
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

24,743,513 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on November 1, 2013.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,030,137	$8,389,321
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,630,000 and $2,775,000, respectively	13,993,135	14,658,198
Other receivables	2,237,217	2,282,104
Deferred tax assets	3,123,912	3,022,625
Inventory
Retail equipment	3,804,929	1,815,670
Retail spare parts, net	1,591,904	1,386,412
Prepaid expenses and other assets	1,427,489	1,494,751
TOTAL CURRENT ASSETS	29,208,723	33,049,081

Rental equipment, net	292,140,274	306,892,373
Property and equipment, net	5,273,936	6,610,976
Spare parts inventory, net	3,254,460	3,145,129
Identifiable finite lived intangibles, net	1,152,857	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	6,605,143	1,170,354

TOTAL ASSETS	$339,431,519	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,000,827	$5,342,637
Accrued employee compensation and benefits	1,921,634	1,999,143
Accrued taxes	3,997,851	3,211,400
Accrued interest	1,044,801	1,359,017
Accrued other expenses	976,810	1,358,036
Unearned rental revenue	1,692,382	1,520,701
Customer deposits	179,350	73,795
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	1,009,865	828,610
Promissory notes	5,202,968	5,130,870
Capital lease obligation	—	3,154
TOTAL CURRENT LIABILITIES	22,026,488	20,827,363

LONG-TERM LIABILITIES
Revolving credit facilities	166,814,982	210,592,909
Term loan	37,000,000	—
Purchase money security interest debt	2,180,806	2,147,349
Deferred tax liabilities	42,405,015	46,258,254
TOTAL LONG-TERM LIABILITIES	248,400,803	258,998,512

TOTAL LIABILITIES	270,427,291	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,653,513 shares at September 30, 2013 and 24,555,818 shares at December 31, 2012	2,465	2,456
Paid in capital	125,226,630	124,460,238
Accumulated deficit	(56,228,764)	(50,230,938)
Accumulated other comprehensive income, net of tax	3,897	9,979
TOTAL STOCKHOLDERS' EQUITY	69,004,228	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$339,431,519	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Equipment rentals	$11,802,108	$12,555,822	$35,446,954	$33,740,727
Retail equipment sales	3,772,051	1,231,984	8,336,980	3,425,936
Used rental equipment sales	1,264,921	3,117,062	9,922,096	15,787,256
Retail parts sales	1,827,058	2,409,846	5,777,781	7,064,042
Transportation	1,349,316	1,601,592	4,420,306	5,076,221
Equipment repairs and maintenance	2,792,684	3,223,929	9,182,230	9,975,077
TOTAL REVENUES	22,808,138	24,140,235	73,086,347	75,069,259

COST OF REVENUES
Salaries, payroll taxes and benefits	2,672,555	2,651,730	8,173,718	8,357,781
Depreciation	4,652,113	5,102,680	13,980,856	15,488,491
Retail equipment sales	3,250,194	1,087,227	7,058,671	2,914,330
Used rental equipment sales	829,296	2,481,144	7,439,426	13,317,224
Retail parts sales	1,475,017	1,766,785	4,456,188	5,253,436
Transportation	1,399,513	1,526,528	4,340,788	4,561,182
Equipment repairs and maintenance	2,283,224	2,426,689	7,762,412	7,792,362
Yard operating expenses	789,977	737,556	2,332,253	2,293,875
TOTAL COST OF REVENUES	17,351,889	17,780,339	55,544,312	59,978,681

GROSS PROFIT	5,456,249	6,359,896	17,542,035	15,090,578

Selling, general and administrative expenses	5,722,543	6,625,267	18,116,553	20,158,088
Other depreciation and amortization	250,914	321,893	793,241	958,348
LOSS FROM OPERATIONS	(517,208)	(587,264)	(1,367,759)	(6,025,858)

OTHER INCOME (EXPENSES)
Other income	553,469	30,435	559,058	32,861
Interest expense	(3,075,077)	(2,875,405)	(8,575,553)	(8,658,387)
Foreign currency exchange gains (losses)	106,094	140,685	(222,375)	85,605
TOTAL OTHER INCOME (EXPENSES)	(2,415,514)	(2,704,285)	(8,238,870)	(8,539,921)

LOSS BEFORE INCOME TAXES	(2,932,722)	(3,291,549)	(9,606,629)	(14,565,779)

BENEFIT FOR INCOME TAXES	(1,030,118)	(1,231,923)	(3,608,803)	(4,917,814)

NET LOSS	$(1,902,604)	$(2,059,626)	$(5,997,826)	$(9,647,965)

Weighted average shares outstanding:
Basic	24,653,513	24,555,818	24,639,667	24,541,462
Diluted	24,653,513	24,555,818	24,639,667	24,541,462

Loss per share:
Basic	$(0.08)	$(0.08)	$(0.24)	$(0.39)
Diluted	$(0.08)	$(0.08)	$(0.24)	$(0.39)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,902,604)	$(2,059,626)	$(5,997,826)	$(9,647,965)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,106)	17,697	(6,082)	33,233
Change in fair value of interest rate swap, net of tax of $241,397 and $652,826, respectively, for the three and nine months ended September 30, 2012	—	371,276	—	1,004,070
Other comprehensive income (loss)	(2,106)	388,973	(6,082)	1,037,303

Comprehensive loss	$(1,904,710)	$(1,670,653)	$(6,003,908)	$(8,610,662)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,997,826)	$(9,647,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of tangible assets	14,523,382	16,174,843
Amortization of loan acquisition costs and other intangibles	1,595,396	920,451
Amortization of promissory notes discount	72,097	72,097
Gain on sale of rental equipment	(2,482,670)	(2,470,032)
Gain on sale of property and equipment	(551,803)	—
Deferred income taxes	(3,941,542)	(5,011,286)
Share based compensation expense	719,544	1,140,426
Change in fair value of interest rate swaps	—	(398,031)
Changes in operating assets and liabilities:
Accounts receivable, net	1,676,922	(2,790,035)
Other receivables	44,887	353,085
Prepaid expenses and other assets	67,262	647,137
Retail equipment inventory	(1,989,259)	85,063
Spare parts inventory	(318,970)	491,327
Accounts payable and accrued expenses	(1,178,810)	644,479
Unearned rental revenue	171,681	430,991
Customer deposits	105,555	299,599
Total change in operating assets and liabilities	(1,420,732)	161,646

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,515,846	942,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(5,510,271)	(7,713,011)
Purchases of property and equipment	(691,604)	(792,047)
Accounts receivable from rental equipment sales	(1,011,859)	1,163,000
Proceeds from sale of rental equipment	9,922,096	15,787,256
Proceeds from sale of property and equipment, net	1,751,575	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,459,937	8,445,198

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	74,818,162	68,494,929
Payments on revolving credit facilities	(118,596,089)	(78,262,718)
Proceeds from term loan	40,000,000	—
Payments on term loan	(1,000,000)	—
Payments on purchase money security interest debt	(767,104)	(505,053)
Payments on capital lease obligation	(3,205)	(5,769)
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	—
Payments for loan acquisition costs	(6,782,921)	(191,862)

NET CASH USED IN FINANCING ACTIVITIES	(12,433,799)	(10,470,473)

Effect of exchange rate changes on cash and cash equivalents	98,832	(104,679)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,359,184)	(1,187,805)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,030,137	$7,842,578

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$121,943
Equipment obtained through capital lease	$51	$2,619
Equipment purchased directly through short-term debt obligation	$981,817	$—
Unrealized gain on designated derivative instruments, net of tax	$—	$(1,004,070)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$6,682,952	$7,210,412
Cash paid for income taxes, net	$27,439	$42,476

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In July 2013, the FASB issued authoritative guidance regarding the financial statement presentation of unrecognized tax benefits. Under the new guidance, unrecognized tax benefits, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The company will adopt this guidance for the fiscal year beginning January 1, 2014. Adoption of this guidance is not expected to have a material impact on the Company's financial results.

3.	Intangible Assets

As of September 30, 2013 and December 31, 2012, goodwill related to the acquisition of Coast Crane's assets was approximately $1.8 million. Goodwill represents the excess of the total consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at September 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship	1,500,000	(607,143)	892,857
Coast Crane trademark	600,000	(340,000)	260,000
	$3,688,956	$(2,536,099)	$1,152,857

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2012:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship	1,500,000	(446,429)	1,053,571
Coast Crane trademark	600,000	(250,000)	350,000
	$3,688,956	$(2,285,385)	$1,403,571

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $0 for the three months ended September 30, 2012 and $64,591 for the nine months ended September 30, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $0 for the three months ended September 30, 2012 and $70,191 for the nine months ended September 30, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the nine months ended September 30, 2012.

The Company’s amortization expense associated with other intangible assets was $83,571 for each of the three months ended September 30, 2013 and 2012. The Company’s amortization expense associated with other intangible assets was $250,714 and $271,995 for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2013 for the years ended December 31:

2013	$83,571
2014	334,286
2015	324,286
2016	214,286
2017	196,428
Total	$1,152,857

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	September 30, 2013	December 31, 2012	September 30, 2013	Date Ranges
Essex Crane revolving credit facility	$148,301,312	$151,286,537	3.95%	October 2016
Coast Crane revolving credit facility	18,513,670	59,306,372	5.49%	March 2017
Term loan	37,000,000	—	5.25%	June 2014 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party) (1)	5,202,968	5,130,870	11.90%	December 2013
Purchase money security interest debt	2,180,806	2,147,349	4.64%	September 2015-October 2018
Purchase money security interest debt - short-term	1,009,865	828,610	4.64%	within 1 year
Total debt obligations outstanding	$214,208,621	$218,699,738

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

Borrowings under the Essex Crane Revolving Credit Facility, as amended, accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at September 30, 2013) plus an applicable margin or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.18% at September 30, 2013) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At September 30, 2013, the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 1.75%, 3.75% and 0.375%, respectively. At December 31, 2012 (prior to the amendment described above), the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $170.5 million and $185.8 million as of September 30, 2013 and December 31, 2012, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $22.1 million and $34.5 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, there was $10.1 million of available formulated collateral in excess of the maximum borrowing amount of $170.5 million Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

As of September 30, 2013 and for the three and nine months then ended, Essex Crane was in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At September 30, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.25%, 3.25% and 0.50%, respectively. At December 31, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.31%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million and $66.2 million as of September 30, 2013 and December 31, 2012, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $8.3 million and $6.9 million, respectively, after certain lender reserves of $8.2 million and $8.8 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, there was approximately $0.8 million and $0.2 million, respectively, of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of September 30, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $39.0 million with $2.0 million of the outstanding balance classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Coast Crane is currently in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Unsecured Promissory Notes

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness for one or more promissory notes issued by the Company in the aggregate principal amount of $5.2 million. As additional consideration under the agreement, the Company agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof to purchase up to 90,000 shares of Essex Rental common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction. These warrants were exercised in full on October 24, 2013.

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $296,400 is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and will be amortized on a straight-line basis over the three years life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was $24,032 and $96,130 as of September 30, 2013 and December 31, 2012, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of September 30, 2013, the Company's purchase money security interest debt consisted of the financing of eleven pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. One of the debt obligations accrues interest at a rate of 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to October 2018. As these loans are amortizing, approximately $1.0 million of the total $3.2 million in principal payments is due prior to September 30, 2014 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of September 30, 2013.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2012, the Company had one and four interest

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

rate swaps outstanding, respectively, which involved the receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recognized during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2012, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was a decrease of $0.6 million ($0.4 million net of tax) and a decrease of $1.7 million ($1.0 million net of tax), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received an interest rate based on three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the three and nine months ended September 30, 2012 was an unrealized gain of approximately $0 and $0.4 million and was reported as a component of interest expense in the consolidated statement of operations.

Essex Rental Corp. Summary

The Company’s consolidated weighted average interest rate of total debt outstanding, including the impact of the interest rate swaps was 4.52% and 3.49% at September 30, 2013 and December 31, 2012, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $0.6 million for the three months ended September 30, 2012. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $1.9 million for the nine months ended September 30, 2012.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the nine months ended September 30, 2013 and 2012.  These amounts are presented as other comprehensive income (loss) (“OCI”).

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Nine Months Ended September 30, 2013
Interest Rate Swap	$—	Interest expense	$—	Other income / (expense)	$—
For the Nine Months Ended September 30, 2012
Interest Rate Swap	$(219,421)	Interest expense	$(1,876,317)	Other income / (expense)	$—

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

The fair value of the Company’s total debt obligations was approximately $216.8 million and $217.2 million as of September 30, 2013 and December 31, 2012, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended September 30, 2013:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$—	$6,003	$6,003
Other comprehensive income (loss) before reclassifications	—	(2,106)	(2,106)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	—	(2,106)	(2,106)
Ending balance	$—	$3,897	$3,897
(1) Amounts in parenthesis indicate debits.

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the nine months ended September 30, 2013:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$—	$9,979	9,979
Other comprehensive income (loss) before reclassifications	—	(6,082)	(6,082)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	—	(6,082)	(6,082)
Ending balance	$—	$3,897	3,897
(1) Amounts in parenthesis indicate debits.

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended September 30, 2012:

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$(627,438)	$4,918	$(622,520)
Other comprehensive income (loss) before reclassifications	(11,977)	17,697	5,720
Amounts reclassified from accumulated other comprehensive income	383,253	—	383,253
Net current period other comprehensive income (loss)	371,276	17,697	388,973
Ending balance	$(256,162)	$22,615	$(233,547)
(1) Amounts in parenthesis indicate debits.

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the nine months ended September 30, 2012:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gains and Losses on Designated Cash Flow Hedge (1)	Foreign Currency Translation Adjustments (1)	Total (1)
Beginning balance	$(1,260,232)	$(10,618)	$(1,270,850)
Other comprehensive income (loss) before reclassifications	(134,188)	33,233	(100,955)
Amounts reclassified from accumulated other comprehensive income	1,138,258	—	1,138,258
Net current period other comprehensive income (loss)	1,004,070	33,233	1,037,303
Ending balance	$(256,162)	$22,615	$(233,547)
(1) Amounts in parenthesis indicate debits.

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the three months ended September 30, 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	$(632,437)	Interest Expense
Tax benefit	249,184	Benefit for Income Taxes
Effect on net loss	$(383,253)	Net Loss
(1) Amounts in parenthesis indicate debits.

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the nine months ended September 30, 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	$(1,876,317)	Interest Expense
Tax benefit	738,059	Benefit for Income Taxes
Effect on net loss	$(1,138,258)	Net Loss

8.	Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,902,604)	$(2,059,626)	$(5,997,826)	$(9,647,965)
Weighted average shares outstanding:
Basic	24,653,513	24,555,818	24,639,667	24,541,462
Effect of dilutive securities:
Warrants	—	—	—	—
Options	—	—	—	—
Diluted	24,653,513	24,555,818	24,639,667	24,541,462
Basic earnings (loss) per share	$(0.08)	$(0.08)	$(0.24)	$(0.39)
Diluted earnings (loss) per share	$(0.08)	$(0.08)	$(0.24)	$(0.39)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the three and nine months ended September 30, 2013 are 493,670 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Included in weighted average number of shares outstanding for the three and nine months ended September 30, 2012 are 632,911 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The weighted average UPO Units that could be converted into zero common shares for the three and nine months ended September 30, 2012 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into 3,931 and 82,685 common shares for the three months ended September 30, 2013 and 2012, respectively, and 1,738 and 83,469 common shares for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into 74,259 and 41,987 common shares for the three months ended September 30, 2013 and 2012, respectively, and 82,433 and 8,514 common shares for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,779 and 89,764 common shares for the three months ended September 30, 2013 and 2012, respectively, and 89,783 and 89,749 common shares for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of September 30, 2013 and 2012, there were 90,000 privately-issued warrants outstanding, which were exercisable at a weighted average exercise price of $0.01. These warrants were fully exercised on October 24, 2013. As of September 30, 2013 and 2012, there were 1,430,459 and 1,474,719 stock options, respectively, outstanding which are exercisable at weighted average exercise prices of $5.29 and $5.45, respectively.

9.	Income Taxes

The Company’s effective tax rate of 37.6% for the nine months ended September 30, 2013 was higher than the statutory federal rate due to state taxes. The Company’s effective tax rate of 33.8% for the nine months ended September 30, 2012 was lower than the statutory federal rate due to state taxes.

As of September 30, 2013, the Company has unused federal net operating loss carry-forwards totaling approximately $145.5 million that begin expiring in 2022. As of September 30, 2013, the Company also has unused state net operating loss carry-forwards totaling approximately $77.7 million which expire between 2013 and 2032. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. The Company had unused federal and state net operating loss carry-forwards totaling approximately $138.9 million and $71.5 million, respectively, as of December 31, 2012.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also has remaining excess tax goodwill of approximately $3.1 million as of September 30, 2013 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2012.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2010.

The Company had unrecognized tax benefits of approximately $0.3 million as of September 30, 2013 primarily associated with tax positions taken in a prior year. The Company incurred approximately $15,000 of income tax related interest expense and penalties related to uncertain tax positions during the three and nine months ended September 30, 2013. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2012.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 31, 2013, the Company entered into a separation agreement with its former Chief Financial Officer. In accordance with the terms of the separation agreement, and as permitted under the terms of the applicable option awards, the Company agreed that options awarded to the former Chief Financial Officer on December 18, 2008 and January 14, 2011, to the extent vested, will remain exercisable until the ten year anniversary of the applicable grant date, instead of expiring 90 days following the date the former Chief Financial Officer's employment was terminated, as provided in the option award agreements. As a result of the modification, the Company incurred additional non-cash stock compensation expense of approximately $0.4 million during the nine months ended September 30, 2013. Additionally, the separation agreement resulted in the forfeiture of 111,773 vested options issued under the March 18, 2010 option grant. The unvested portion of options previously awarded to the Company's Chief Financial Officer were also forfeited upon the termination of his employment.

Restricted Shares of Common Stock

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $287,550. One-third of the restricted shares are scheduled to vest on June 18, 2014, June 18, 2015 and June 18, 2016, respectively, and as such, no shares were vested as of September 30, 2013.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $926,485. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of September 30, 2013.

The Company recorded $0.1 million and $0.4 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $0.7 million and $1.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for nine months ended September 30, 2013 and 2012, respectively. There was approximately $0.6 million and $0.5 million of total unrecognized compensation cost as of September 30, 2013 and December 31, 2012, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued 43,715 and 56,868 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the nine months ended September 30, 2013 and 2012, respectively. The Company issued 83,469 and 83,474 shares of restricted common stock to certain employees during the nine months ended September 30, 2013 and 2012, respectively. The Company withheld 29,489 and 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance during the nine months ended September 30, 2013 and 2012, respectively.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment revenues
Equipment rentals	$14,416,345	$17,274,476	$49,789,356	$54,604,204
Equipment distribution	3,772,051	1,231,984	8,336,980	3,425,936
Parts and service	4,619,742	5,633,775	14,960,011	17,039,119
Total revenues	$22,808,138	$24,140,235	$73,086,347	$75,069,259
Segment gross profit
Equipment rentals	$3,805,321	$4,680,065	$12,553,710	$10,459,460
Equipment distribution	368,143	(4,427)	806,861	60,237
Parts and service	1,282,785	1,684,258	4,181,464	4,570,881
Total gross profit	$5,456,249	$6,359,896	$17,542,035	$15,090,578

The following table presents information about our reportable segments related to total assets:

	September 30, 2013	December 31, 2012
Segment identified assets
Equipment rentals	$311,704,773	$328,177,713
Equipment distribution	4,968,420	2,001,273
Parts and service	5,607,122	6,593,538
Total segment identified assets	322,280,315	336,772,524
Non-segmented identified assets	17,151,204	17,295,086
Total assets	$339,431,519	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the three months ended September 30, 2013 were 8% of total revenues. Sales to customers in Canada represented 8% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended September 30, 2013, four customers individually accounted for approximately 23%, 13%, 12% and 10% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended September 30, 2012 were 9% of total revenues. Sales to customers in Canada represented 8% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended September 30, 2012, three customers individually accounted for approximately 42%, 30% and 23% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the nine months ended September 30, 2013 were 9% of total revenues. Sales to customers in Canada represented 8% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the nine months ended September 30, 2013, two customers individually accounted for approximately 34% and 11% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the nine months ended September 30, 2012 were 12% of total revenues. Sales to customers in Canada represented 10% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the nine months ended September 30, 2012, five customers individually accounted for approximately 17%, 16%, 15%, 14% and 11% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at September 30, 2013 totaled approximately $5.5 million, including long-lived assets totaling approximately $4.4 million. At December 31, 2012, total assets located in Canada totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million.

13.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three and nine months ended September 30, 2013 and 2012 each include approximately $23,000 and $69,000, respectively, of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.9 million, respectively, as of September 30, 2013 and approximately $3.0 million and $2.0 million, respectively, as of December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2013, and its results of operations for the three and nine months ended September 30, 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Equipment Rental Segment    We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks and tower cranes. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes .  We also offer transportation services with respect to equipment that is on rent. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between 4 and 18 months. Rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for more expensive cranes with heavier lifting capacities than less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

In summary, for the three months ended September 30, 2013, 63.2% of total revenues were derived from our equipment rental segment, 16.5% from our equipment distribution segment and 20.3% from our parts and service segment. For the nine months ended September 30, 2013, 68.1% of total revenues were derived from our equipment rental segment, 11.4% from our equipment distribution segment and 20.5% from our parts and service segment.

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and nine months ended September 30, 2013 and 2012 for the equipment types owned during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Crawler Cranes	48.3%	43.4%	46.3%	40.0%
Rough Terrain Cranes	50.5%	69.3%	56.4%	63.8%
Boom Trucks	52.0%	61.9%	51.9%	49.1%
Self-Erecting Tower Cranes	32.6%	33.1%	40.8%	29.3%
City & Other Tower Cranes	33.5%	54.7%	44.8%	52.6%

Fleet Overview

As of September 30, 2013 and December 31, 2012, the total orderly liquidation value of the rental equipment fleet was approximately $349.3 million and $353.8 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,902,604)	$(2,059,626)	$(5,997,826)	$(9,647,965)
Benefit for income taxes	(1,030,118)	(1,231,923)	(3,608,803)	(4,917,814)
Foreign currency exchange (gains) losses	(106,094)	(140,685)	222,375	(85,605)
Interest expense	3,075,077	2,875,405	8,575,553	8,658,387
Other income	(553,469)	(30,435)	(559,058)	(32,861)
Loss from operations	(517,208)	(587,264)	(1,367,759)	(6,025,858)

Depreciation	4,652,113	5,102,680	13,980,856	15,488,491
Other depreciation and amortization	250,914	321,893	793,241	958,348
Adjusted EBITDA	$4,385,819	$4,837,309	$13,406,338	$10,420,981

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The Company had a net loss of $1.9 million for the three months ended September 30, 2013. Total revenue, cost of revenues and gross profit were $22.8 million, $17.4 million and $5.5 million, respectively, for the three months ended September 30, 2013. Total selling, general, administrative and other expenses of $6.0 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.1 million for the three months ended September

30, 2013. The Company had an income tax benefit of $1.0 million for the three months ended September 30, 2013 related to loss before income taxes of $2.9 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation, was $4.4 million for the three months ended September 30, 2013.

The Company had a net loss of $2.1 million for the three months ended September 30, 2012. Total revenue, cost of revenues and gross profit were $24.1 million, $17.8 million and $6.4 million, respectively, for the three months ended September 30, 2012. Total selling, general, administrative and other expenses of $6.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended September 30, 2012. The Company had an income tax benefit of $1.2 million for the three months ended September 30, 2012 related to loss before income taxes of $3.3 million. Adjusted EBITDA, which includes the impact of $0.4 million of non-cash stock compensation expense, was $4.8 million for the three months ended September 30, 2012.

Revenues

Revenues for the three months ended September 30, 2013 were $22.8 million, a 5.5% decrease compared to revenues of $24.1 million for the three months ended September 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment revenues
Equipment rentals	$14,416,345	$17,274,476	$(2,858,131)	(16.5)%
Equipment distribution	3,772,051	1,231,984	2,540,067	206.2%
Parts and service	4,619,742	5,633,775	(1,014,033)	(18.0)%
Total revenues	$22,808,138	$24,140,235	$(1,332,097)	(5.5)%

Equipment rental segment revenues, which represents 63.2% of total revenues, was $14.4 million for the three months ended September 30, 2013, a 16.5% decrease from $17.3 million for the three months ended September 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 51.7% of total revenues, was $11.8 million for the three months ended September 30, 2013, a 6.0% increase from $12.6 million for the three months ended September 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 48.3% for the three months ended September 30, 2013 compared to 43.4% for the same period in the prior year. Utilization for rough terrain and tower cranes for the three months ended September 30, 2013 were 50.5% and 33.2%, respectively, as compared to 69.3% and 46.8%, respectively, for the three months ended September 30, 2012. There was a decrease in average crawler crane rental rate of 0.3% to $17,509 (per crane per rental month) for the three months ended September 30, 2013 from $17,560 for the three months ended September 30, 2012. Transportation revenue, which represents 5.9% of total revenues, was $1.3 million for the three months ended September 30, 2013, a 15.8% decrease from $1.6 million for the three months ended September 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $1.3 million for the three months ended September 30, 2013; a $1.9 million or 59.4% decrease compared to the three months ended September 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.3 million for the three months ended September 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of aerial work platforms during the three months ended September 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet and a decrease in the number of rental assets sold. During the three months ended September 30, 2013, the Company sold seven pieces of used rental equipment. During the three months ended September 30, 2012, the Company sold 29 pieces of rental equipment.

Equipment distribution segment revenue, which represents 16.5% of total revenue, was $3.8 million for the three months ended September 30, 2013, a 206.2% increase from $1.2 million for the three months ended September 30, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period.

Parts and service segment revenue, which represents 20.3% of total revenue, was $4.6 million for the three months ended September 30, 2013, an18.0% decrease from $5.6 million for the three months ended September 30, 2012. The decrease is primarily attributable to a decrease in third party service work performed on customer equipment and over-the-counter parts sales.

Gross Profit

Gross Profit for the three months ended September 30, 2013 was $5.5 million, a 14.2% decrease from gross profit of $6.4 million for the three months ended September 30, 2012. Gross profit margin was 23.9% for the three months ended September 30, 2013 compared to 26.3% for the three months ended September 30, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment gross profit (loss)
Equipment rentals	$3,805,321	$4,680,065	$(874,744)	(18.7)%
Equipment distribution	368,143	(4,427)	372,570	8,415.9%
Parts and service	1,282,785	1,684,258	(401,473)	(23.8)%
Total gross profit	$5,456,249	$6,359,896	$(903,647)	(14.2)%

Equipment rentals segment gross profit of $3.8 million for the three months ended September 30, 2013 decreased $0.9 million or 18.7% as compared to the three months ended September 30, 2012. Gain on the sale of used rental equipment was $0.4 million for the three months ended September 30, 2013, a 31.5% decrease from $0.6 million for the three months ended September 30, 2012. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended September 30, 2013.

Equipment distribution segment gross profit of $368,143 (9.8% margin) for the three months ended September 30, 2013 increased $372,570, or 8,415.9%, from a loss of $4,427 ((0.4)% margin) for the three months ended September 30, 2012. The increased gross profit and margin are functions of higher profit margins on individual sale transactions and larger sales volume during the three months ended September 30, 2013.

Parts and service segment gross profit of $1.3 million for the three months ended September 30, 2013 decreased $0.4 million or 23.8% from $1.7 million for the three months ended September 30, 2012. The parts and service segment gross profit decrease was driven by lower over-the-counter parts sales and third party service work volume.

Total selling, general, administrative and other expenses for the three months ended September 30, 2013 and 2012 were $6.0 million and $6.9 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in salary and tax expense and professional fee expense. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million and $0.4 million of non-cash stock based compensation expense for the three months ended September 30, 2013 and 2012, respectively.

Other income increased to $0.6 million for the three months ended September 30, 2013 from $30,000 for the three months ended September 30, 2012 primarily due to a $0.5 million gain on the sale of land and buildings that had not been used in the operations of the business for several years.

Interest expense increased 6.9% to $3.1 million for the three months ended September 30, 2013 from $2.9 million for the three months ended September 30, 2012. The increase in interest expense was related primarily to a $0.3 million increase in the amount of deferred financing fee amortization as a result of the revolving credit facility amendments entered into in March 2013.

Income tax benefit was $1.0 million for the three months ended September 30, 2013 compared to a $1.2 million for the three months ended September 30, 2012.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 35.1% and 37.4% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Essex had 253 full-time employees at September 30, 2013 compared to 255 full-time employees at September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The Company had a net loss of $6.0 million for the nine months ended September 30, 2013. Total revenue, cost of revenues and gross profit were $73.1 million, $55.5 million and $17.5 million, respectively, for the nine months ended September 30, 2013.

Total selling, general, administrative and other expenses of $18.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $8.6 million for the nine months ended September 30, 2013. The Company had an income tax benefit of $3.6 million for the nine months ended September 30, 2013 related to loss before income taxes of $9.6 million. Adjusted EBITDA, which includes the impact of $0.7 million and $0.3 million of non-cash stock compensation and non-recurring severance expenses, respectively, was $13.4 million for the nine months ended September 30, 2013.

The Company had a net loss of $9.6 million for the nine months ended September 30, 2012. Total revenue, cost of revenues and gross profit were $75.1 million, $60.0 million and $15.1 million, respectively, for the nine months ended September 30, 2012. Total selling, general, administrative and other expenses of $21.1 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $8.7 million for the nine months ended September 30, 2012. The Company had an income tax benefit of $4.9 million for the nine months ended September 30, 2012 related to loss before income taxes of $14.6 million. Adjusted EBITDA, which includes the impact of $1.1 million and $0.6 million of non-cash stock compensation and non-recurring expenses, respectively, was $10.4 million for the nine months ended September 30, 2012.

Revenues

Revenues for the nine months ended September 30, 2013 were $73.1 million, a 2.6% decrease compared to revenues of $75.1 million for the nine months ended September 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment revenues
Equipment rentals	$49,789,356	$54,604,204	$(4,814,848)	(8.8)%
Equipment distribution	8,336,980	3,425,936	4,911,044	143.3%
Parts and service	14,960,011	17,039,119	(2,079,108)	(12.2)%
Total revenues	$73,086,347	$75,069,259	$(1,982,912)	(2.6)%

Equipment rental segment revenues, which represents 68.1% of total revenues, was $49.8 million for the nine months ended September 30, 2013, a 8.8% decrease from $54.6 million for the nine months ended September 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 48.5% of total revenues, was $35.4 million for the nine months ended September 30, 2013, an 5.1% increase from $33.7 million for the nine months ended September 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 46.3% for the nine months ended September 30, 2013 compared to 40.0% for the same period in the prior year. Utilization for rough terrain and tower cranes for the nine months ended September 30, 2013 were 56.4% and 43.3%, respectively, as compared to 63.8% and 44.1%, respectively, for the nine months ended September 30, 2012. There was an increase in average crawler crane rental rate of 1.6% to $17,223 (per crane per rental month) for the nine months ended September 30, 2013 from $16,945 for the nine months ended September 30, 2012. Transportation revenue, which represents 6.0% of total revenues, was $4.4 million for the nine months ended September 30, 2013, a 12.9% decrease from $5.1 million for the nine months ended September 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $9.9 million for the nine months ended September 30, 2013; a $5.9 million or 37.2% decrease compared to the nine months ended September 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million and $4.6 million, respectively, for the nine months ended September 30, 2013 and 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of the majority of the aerial work platforms during the nine months ended September 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the nine months ended September 30, 2013, the Company sold ninety-one pieces of used rental equipment. During the nine months ended September 30, 2012, the Company sold 297 pieces of rental equipment.

Equipment distribution segment revenue, which represents 11.4% of total revenue, was $8.3 million for the nine months ended September 30, 2013, a 143.3% increase from $3.4 million for the nine months ended September 30, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period.

Parts and service segment revenue, which represents 20.5% of total revenue, was $15.0 million for the nine months ended September 30, 2013, a 12.2% decrease from $17.0 million for the nine months ended September 30, 2012. The decrease is primarily attributable to a decrease in third party service work performed on customer equipment and over-the-counter parts sales.

Gross Profit

Gross Profit for the nine months ended September 30, 2013 was $17.5 million, a 16.2% increase from gross profit of $15.1 million for the nine months ended September 30, 2012. Gross profit margin was 24.0% for the nine months ended September 30, 2013 compared to 20.1% for the nine months ended September 30, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
Segment gross profit
Equipment rentals	$12,553,710	$10,459,460	$2,094,250	20.0%
Equipment distribution	806,861	60,237	746,624	1,239.5%
Parts and service	4,181,464	4,570,881	(389,417)	(8.5)%
Total gross profit	$17,542,035	$15,090,578	$2,451,457	16.2%

Equipment rentals segment gross profit of $12.6 million for the nine months ended September 30, 2013 increased $2.1 million or 20.0% as compared to the nine months ended September 30, 2012. Gain on the sale of used rental equipment was $2.5 million for the nine months ended September 30, 2013, an 0.5% increase from $2.5 million for the nine months ended September 30, 2012. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of higher lifting capacity rental equipment assets sold during the nine months ended September 30, 2013.

Equipment distribution segment gross profit of $0.8 million (9.7% margin) for the nine months ended September 30, 2013 increased $0.7 million or 1,239.5% from $0.1 million (1.8% margin) for the nine months ended September 30, 2012. The increased gross profit and margin are functions of higher sales volume during the nine months ended September 30, 2013.

Parts and service segment gross profit of $4.2 million for the nine months ended September 30, 2013 decreased $0.4 million or 8.5% from $4.6 million for the nine months ended September 30, 2012. The parts and service segment gross profit decrease was driven by lower over-the-counter parts sales and third party service work volume.

Total selling, general, administrative and other expenses for the nine months ended September 30, 2013 and 2012 were $18.9 million and $21.1 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in salary and tax expense, professional fee expense, travel expense and bad debt expense. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.7 million and $1.1 million of non-cash stock based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. Selling, general, administrative and other expenses include $0.3 million of non-recurring severance expenses during the nine months ended September 30, 2013 and $0.6 million of non-recurring consulting expenses during the nine months ended September 30, 2012.

Other income increased to $0.6 million for the nine months ended September 30, 2013 from $33,000 for the nine months ended September 30, 2012 primarily due to a $0.5 million gain on the sale of land and buildings that had not been used in the operations of the business for several years.

Interest expense decreased 1.0% to $8.6 million for the nine months ended September 30, 2013 from $8.7 million for the nine months ended September 30, 2012. The decrease in interest expense was related primarily to a lower average debt balance for the nine months ended September 30, 2013 as compared to the same period in the prior year and was partially offset by higher interest rates and an increase in amortization related to deferred financing fees.

Income tax benefit was $3.6 million for the nine months ended September 30, 2013 compared to $4.9 million for the nine months ended September 30, 2012.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 37.6% and 33.8% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash provided by operating activities for the nine months ended September 30, 2013 was approximately $2.5 million. This was primarily the result of net loss of $6.0 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, provided cash flows of approximately $3.9 million. The cash flows from operating activities were decreased by a total change in operating assets and liabilities of $1.4 million, which was comprised of a $2.0 million increase in retail equipment, a $0.3 million increase in spare parts inventory, and a $1.2 decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $1.7 million decrease in accounts receivable, a $0.2 increase in unearned rental revenue and a $0.1 million increase in customer deposits.

The Company’s cash provided by operating activities for the nine months ended September 30, 2012 was $0.9 million. This was primarily the result of net loss of $9.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes, changes in the fair value of interest rate swaps and stock-based compensation expense, provided cash flows of approximately $0.8 million. The cash flows from operating activities were increased by a total change in operating assets and liabilities of $0.2 million, which was comprised of a $0.4 million decrease in other receivables, a $0.6 million decrease in prepaid expenses and other assets, a $0.1 million decrease in retail equipment inventory, a $0.5 million decrease in spare parts inventory, a $0.6 million increase in accounts payable and accrued expenses, a $0.4 million increase in unearned rental revenue and a $0.3 million increase in customer deposits. These cash flow increases were partially offset by a $2.8 million increase in accounts receivable.

Cash flow from investing activities. The Company's cash provided by investing activities for the nine months ended September 30, 2013 was approximately $2.5 million. This was primarily the result of proceeds from the sale of rental equipment of $9.9 million and proceeds from the sale of property and equipment of $1.8 million. These sources of cash were partially offset by purchases of rental equipment of $5.5 million, purchases of property and equipment of $0.7 million and an increase in accounts receivable related rental equipment sales of $1.0 million. During the nine months ended September 30, 2013, the Company sold ninety-one pieces of used rental equipment.

The Company's cash provided by investing activities for the nine months ended September 30, 2012 was approximately $8.4 million. This was primarily the result of a $1.2 million decrease in accounts receivable related to rental equipment sales and $15.8 million in proceeds from the sales of rental equipment. These sources of cash were partially offset by purchases of rental equipment of $7.7 million and purchases of property and equipment of $0.8 million. During the nine months ended September 30, 2012, the Company sold 297 pieces of used rental equipment, primarily consisting of aerial work platforms.

Cash flow from financing activities. The Company's cash used in financing activities for the nine months ended September 30, 2013 was approximately $12.4 million. This was primarily the result of payments made for loan acquisition costs of $6.8 million as a result of refinancing the Essex Crane Revolving Credit Facility and the Coast Crane Revolving Credit Facility. This financing activity use of cash was increased by the payments on purchase money security interest debt of $0.8 million, employer repurchase of shares to satisfy minimum tax withholdings of $0.1 million and net payments on the revolving credit facilities and term loan of $4.8 million. Gross borrowings and payments on the revolving credit facilities were $74.8 million and $118.6 million, respectively, for the period. Gross proceeds and payments on the term loan were $40.0 million and $1.0 million, respectively. Gross borrowings and payments on the purchase money security interest debt for the period were $1.0 million and $0.8 million, respectively.

The Company's cash used in financing activities for the nine months ended September 30, 2012 was approximately $10.5 million. This is primarily due to payments on purchase money security interest debt of $0.5 million, payments for loan acquisition costs of $0.2 million and net payments on revolving credit facilities of $9.8 million. Total borrowings and payments on the revolving credit facilities were $68.5 million and $78.3 million, respectively.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $1.3 million and $9.9 million, respectively, during the three and nine months ended September 30, 2013 were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of September 30, 2013, we had approximately $30.4 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $3.0 million of cash on hand; providing the company with $33.4 million of potential liquidity.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future. The Essex Crane Credit Facility and Coast Crane Credit Facility mature in October 2016 and March 2017, respectively. The unsecured promissory notes mature in December 2013 and the Company is currently evaluating options that would potentially extend the maturity date of the notes. No assurance can be given that we will be able to refinance our credit facilities or other debt obligations prior to their respective maturity dates upon terms acceptable to us.

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

Contractual Obligations

During the three and nine months ended September 30, 2013, there were no material changes outside the ordinary course of our business in our long-term debt other than described above with respect to the amendments to the Coast Crane Credit Facility and the Essex Crane Credit Facility, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2013, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of September 30, 2013. The weighted average interest rate in effect on all of the Company’s borrowings at September 30, 2013 was 4.52%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at September 30, 2013 would increase our interest expense by approximately $1.6 million on an annualized basis.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at September 30, 2013.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
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

ESSEX RENTAL CORP.

Dated:	November 6, 2013	By:	/s/ Ronald Schad
Ronald Schad Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2013	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)