Form 10-K
period 2013-12-31
Essex Rental Corp.
filed 2014-03-13
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act): Large Accelerated Filer ☐Accelerated Filer ☑ Non-Accelerated Filer ☐Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2013 was $82,803,479.
The number of shares of outstanding common stock of the Registrant as of March 1, 2014 was 24,792,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be held on June 5, 2014, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our Chief Executive Officer, and Martin Kroll, our former Chief Financial Officer, in the form of 632,911 Class A Units of Holdings and are referred to throughout this annual report on Form 10-K as the “Retained Interests”.

The Retained Interests are exchangeable at the option of the holder on a one-for-one basis for shares of our common stock.  As of December 31, 2013, 139,241 of the Retained Interests had been exchanged for a like number of shares of our common stock and 493,670 of the Retained Interest remained outstanding. The outstanding Retained Interests do not carry any voting rights and are entitled to distributions from Holdings only if the Company pays a dividend to its stockholders, in which case a distribution on account of the outstanding Retained Interests will be made on an “as exchanged” basis.  We granted certain registration rights to the holders of the Retained Interests with respect to the shares of our common stock issuable upon exchange of the Retained Interests and, in February 2011, a registration statement covering the resale of such shares was declared effective.

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

Essex Crane

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States. Over 53 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a professionally managed company that today is one of the leading players in its industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

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

Equipment Rental Segment

We offer for rent crawler cranes and attachments, rough terrain cranes, boom trucks and tower cranes for rent. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes.  We also offer transportation, services with respect to equipment that is on rent. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between four and eighteen months. Rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

In summary, 68.0% of total revenues were derived from our equipment rental segment for the year ended December 31, 2013, 11.7% through our equipment distribution segment and 20.3% through our parts and service segment.

 US Crane and Lifting Equipment Rental Industry

According to the Rental Equipment Register and the American Rental Association, the U.S. equipment rental sector has grown from a minor industry in 1982 to an industry generating over $33.5 billion in annual revenues in 2013. Driving this growth has been an increase in crane and attachment penetration rates with engineering and construction firms, the result of a fundamental shift in contractor preferences to rent versus purchasing equipment based on the following factors:

•	focus on core construction services businesses rather than specialty equipment ownership;

•	access to broader pool of equipment through rental; and

•	an efficient use of capital as rental equipment has minimal equipment downtime compared to owned equipment, which reduces servicing and storage costs between projects.

The following table summarizes attributes of the types of equipment that we offer for rent:

Equipment Type
	Crawler cranes	Other cranes (all terrain, rough terrain, tower and boom truck)
Economic life	50 plus years with proper maintenance due to higher strength steel percentage content	15-30 years due to higher relative machinery percentage content
Typical Projects	Large infrastructure components requiring heavy lifts: bridges, power plants, municipal infrastructure	Range from maintenance projects to large infrastructure
End markets	Primarily large infrastructure and industrial	Residential construction to large infrastructure
Residual value	High	Medium

Within the U.S. heavy lifting crane rental (including crawler cranes, rough terrain cranes and tower cranes) sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer. Bare rental is suited to construction firms with access to trained staff to operate the heavy machinery. Manned rental involves the provision of an operator with the crane and is often suited to customers unable or unwilling to provide an operator of their own and is often more common with customers who perform shorter duration work. Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required. We generally operate a bare rental model because we believe bare rental offers an opportunity for higher returns on invested capital primarily due to decreased liability exposure and a more efficient operating platform and business model. Bare rental allows us to operate the business with significantly less human resources and costs associated with those resources than if we were to operate a manned operation. The primary disadvantage of renting cranes on a bare basis is that we forego a portion of the rental market associated with construction firms that prefer to rent equipment operated and maintained.

Operations

Equipment Rental Segment We maintain one of the largest fleets of cranes and attachments and other lifting equipment in North America. Equipment is rented to customers under a contract (contracts typically range from four to eighteen months for the majority of our equipment), which specifies a constant monthly rate for each piece of equipment over the period of the contract. Smaller equipment, primarily boom trucks and rough terrain cranes, may be rented on a daily, weekly or monthly basis.

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

Equipment Distribution Segment We sell various new cranes and other equipment in addition to used cranes and equipment acquired through trade-in programs.

Parts and Service Segment We sell various crane and other equipment parts. We also provide repair and maintenance services to owners of construction equipment. Our contracts have provisions that provide for the customer to assume responsibility to operate and maintain the equipment to manufacturer’s specifications throughout the contract period. We may provide maintenance and repair services to customers during the contract rental period and will invoice the customer for any work carried out (to the extent such work is the customer’s responsibility). While a piece of equipment is not rented, we are responsible for ensuring that its equipment is compliant with all manufacturers’ specifications and other regulations.

Fleet Overview

As of December 31, 2013, the total orderly liquidation value of the rental equipment fleet was approximately $345.6 million. The weighted average age of each class of equipment (weighted based on orderly liquidation value) and the orderly liquidation value composition of the fleet are as follows:

	Weighted Average Age (Years)	Percentage of Orderly Liquidation Value
Crawler Cranes	16.6	75.2%
Rough Terrain Cranes	3.4	11.5%
Boom Trucks	4.6	4.2%
Self-Erecting Tower Cranes	7.4	1.3%
City & Other Tower Cranes	6.0	7.8%

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

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2013, 2012 and 2011:

	For The Years Ended December 31,
	2013	2012	2011
Crawler Cranes	45.4%	41.2%	39.8%
Rough Terrain Cranes (1)	55.8%	63.4%	62.0%
Boom Trucks	51.9%	50.5%	54.0%
Self-Erecting Tower Cranes	42.8%	32.4%	24.4%
City and Other Tower Cranes	41.7%	53.4%	40.1%
Forklifts and Other Equipment (2)	n/a	13.5%	39.9%

(1)	Includes the impact of a 14.5% increase in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year.

(2)
Includes the impact of a 65.4% decrease in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year. The reduction in the number of units available for rent reflects the Company's strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise. During the year ended December 31, 2013, the Company sold the remaining equipment within this asset class and its utilization rate is no longer meaningful.

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

Customers and end markets

We serve a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability. For the year ended December 31, 2013, Essex generated approximately 22%, 20%, 18%, 14% and 13% of total revenue from the general building, industrial and marine, transportation and infrastructure, petrochemical and power end markets, respectively. Because of the scale and duration of these projects, rental agreement periods for equipment with heavier lifting capacities range from four to eighteen months. This provides us with better future revenue visibility and project lead generation times than many of our competitors. Our revenue generation model has been significantly expanded to lower lifting capacity cranes and other construction equipment that is commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects. We generated approximately $9.1 million, $10.1 million and $4.9 million of our total revenue from foreign countries for the years ended December 31, 2013, 2012 and 2011, respectively, which were primarily generated in Canada.

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

Results for the years 2009 through 2011 were significantly lower than historical results and were negatively impacted by uncertainty in the end markets in which our customers operate caused by declining economic conditions and available credit. Utilization rates and average rental rates declined during the same period and were also well below historical levels. During 2012 and 2013, utilization and rental rates stabilized for all classes of our rental equipment assets. As of December 31, 2013 and 2012, our estimated 12 month backlog related to rental revenue and equipment sales revenue stood at approximately $15.8 million and $12.8 million, respectively. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at year-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. Equipment sales backlog is comprised of expected revenue related to signed equipment sales orders received prior to year-end and expected to be completed in the succeeding 12 months.

Strategy

Our management anticipates that the following longer-term market trends will increase demand for cranes, attachments and other construction equipment in the future and over longer periods:

•	increased levels of infrastructure spending, including the construction of major bridges, airports and water treatment facilities;

•	increased demand for electric power will require construction of additional power plants, potentially including nuclear and natural gas power plants;

•	continued higher energy costs will increase construction activity to improve and expand efficiencies and capacities at refineries, offshore production suppliers, and petrochemical facilities;

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

Increase market share and pursue profitable growth opportunities. Through our fleet size, geographically dispersed service centers and storage yards, which allow us to provide equipment for projects throughout the United States, Canada and, to a lesser extent, certain international locations, and track record of customer service, we intend to take advantage of these trends in order to maximize the opportunities for profitable growth within the North American “bare” crane rental and construction equipment rental market by:

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

We believe that there are six key factors differentiating us from our competitors:

•
heavy lift equipment focus – We are primarily focused on heavy lift mobile and tower cranes dedicated to infrastructure and other large construction projects. Other companies also focus on other crane types with lower lift capacities and smaller types of construction rental equipment;

•
national capabilities – some competitors offer national service capabilities, however most are regional players. Our management believes that a national presence provides the ability to fully service engineering and construction firms with a similar national footprint;

•
“bare” rental – we do not rent our equipment with an operator. While some other rental companies also rent equipment bare, generally equipment is rented with an operator. Renting equipment on a bare rental basis minimizes liability for the Company, and provides a more efficient operating platform and business model;

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

Our operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA. We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these requirements. During 2013 and 2012, we did not incur material expenses related to environmental investigations or remediation activities, and management does not expect to incur such expenses in the near term. There can be no assurance, however, that we will not incur such expenditures in the future.

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

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses. Our largest customer accounted for less than 10% of our revenues in 2013 and our top 5 customers accounted for less than 13% of our revenues in 2013.

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

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 12% of our 2013 total purchases, including equipment for rental, and that our two largest suppliers accounted for approximately 18% of such purchases. We believe we have sufficient alternative sources of supply available for each of our equipment categories.

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

Employees

As of December 31, 2013, we had 236 employees, eight of which are senior management. Four members of our staff are affiliated with trade unions. We have not experienced any work stoppage as a result of issues with labor or with unions and believe that this fact is a testament to our relationship with our employees. To our knowledge, there is no current campaign by any union to organize additional employees of Essex.

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

We depend on the expertise, experience and continued services of our senior management employees, especially Nick Matthews, our President and Chief Executive Officer, and Kory Glen, our Chief Financial Officer, as well as senior management employees of our operating subsidiaries.  Mr. Matthews has acquired specialized knowledge and skills with respect to our and our subsidiaries’ operations and most decisions concerning our business are made or significantly influenced by him.  The loss of any of the foregoing individuals or other senior management employees, without a proper succession plan, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.  As a result, if Messrs. Matthews or Glen, or other senior executives of our operating subsidiaries were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In connection with the acquisition of Essex Crane, we entered into three-year employment agreements with William Erwin and William O’Rourke, two members of Essex Crane's senior management.  Each such employment agreement has been renewed and extended in accordance with its terms, and will be renewed and extended automatically for successive one year periods, unless either party to the applicable employment agreement provides ninety days advance notice that such extension will not take effect at the end of the then-applicable term. These contracts are scheduled to expire in October 2014, subject to the renewal provisions contained therein.  As of the date of this filing, we have not entered into employment agreements with any other members of senior management. On November 11, 2013, Ron Schad, our former President and Chief Executive Officer resigned from the Company. Mr. Schad will continue to serve in an advisory role as we transition to our new Chief Executive Officer. Mr. Schad will also continue to serve on Essex's Board of Directors through his current term. In conjunction with Mr. Schad's resignation, his employment agreement was terminated and Mr. Schad and the Company entered into an Employment Separation Agreement and Release.

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash from future operations. As of December 31, 2013, Essex Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $170.1 million, of which $148.1 million was outstanding, and Coast Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $75.0 million, of which $55.8 million was outstanding. Each facility is secured by a first priority lien on all of the applicable borrower’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral. We also have approximately $6.6 million of other term debt, $3.7 million of which is unsecured while the remaining amount is secured by specific equipment.

The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively, and the Company is required to have availability in excess of 10% of the outstanding commitment. The Company may use the proceeds from crawler crane assets sales, including proceeds from the sealed bid auction scheduled to take place on March 18, 2014, cash flows generated by operations or other financing sources to help meet the commitment reduction.

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

During the year ended December 31, 2013, the Company initiated the process of placing certain crawler crane rental equipment assets into a sealed bid auction, which differs from an absolute auction in that the seller has the right to approve any sales. Certain provisions within the Essex Crane Revolving Credit Facility limit the Company's ability to sell any individual rental equipment asset, or any group of assets in any six month period, for amounts below a certain percentage of orderly liquidation value. Any sale of assets at the option of the Company for values below these thresholds would be dependent upon receiving a waiver from the Essex Crane Revolving Credit Facility lenders, which is not assured.

We depend on our subsidiaries for dividends, distributions and other payments.

Essex Rental Corp. is a holding company with no material assets other than the equity of its subsidiaries. We conduct all of our material operations through our subsidiaries. As a result, we rely on dividends and distributions to us from our subsidiaries, Essex Crane, Coast Crane and Holdings. Our subsidiaries may not generate sufficient earnings or cash flows to make distributions or pay dividends to us. In addition, Essex Crane’s and Coast Crane’s existing credit facilities limit Essex Crane’s, Coast Crane’s and Holdings’ ability to declare and pay dividends or make distributions on account of their capital stock and membership interests, and any debt instruments that the Company or its subsidiaries may enter into in the future may limit our subsidiaries’ ability to pay dividends to us and our ability to pay dividends to our stockholders. In the event that we do not receive distributions or dividends from our subsidiaries, we may be unable to meet our financial obligations or pay dividends to our stockholders in the future.

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

The conversion of the Retained Interests and our outstanding stock options will result in immediate dilution of our existing stockholders and the book value of their common stock.

In connection with our acquisition of Essex Crane, Holdings issued the Retained Interests to members of Essex Crane’s senior management, which were exchangeable for an aggregate of 632,911 shares of our common stock and of which 139,241 Retained Interests were exchanged for a like number of shares of our common stock in December 2012.  The remaining outstanding Retained Interests may be exchanged for up to an aggregate of 493,670 shares of our common stock, subject to certain adjustments. The issuance of shares of our common stock upon the exchange of the Retained Interests will result in dilution of our existing shareholders. We have also granted options to purchase an aggregate of 1,213,879 shares of our common stock pursuant to our equity compensation plans, and may grant additional options or common stock pursuant to such plans in the future. Upon the exchange of the Retained Interests or the issuance of common stock pursuant to our equity compensation plans, the equity interest of our stockholders as a percentage of the total number of outstanding shares of common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future business combination, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 13,812,734 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options and the number of shares issuable upon exchange of the outstanding Retained Interests) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

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

We also maintain shared offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with

Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, Chairman of our Board of Directors.  Such office is primarily used by our corporate Secretary, Carol Zelinski, and Laurence S. Levy and Edward Levy, each of whom serves on our Board of Directors.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective January 13, 2010, our common stock commenced trading, and is currently traded, on the NASDAQ Capital Market under the symbol ESSX. Effective January 13, 2010 until the expiration of our publicly traded warrants, our units and publicly traded warrants were traded on the NASDAQ Capital Market under the symbols ESSXU and ESSXW, respectively. The following table sets forth the high and low sale prices for common stock for each quarterly period within the two most recent fiscal years.

	Common Stock
	High	Low
Year ended December 31, 2013
First Quarter	$4.54	$3.34
Second Quarter	4.57	3.72
Third Quarter	4.55	3.16
Fourth Quarter	3.43	2.50
Year ended December 31, 2012
First Quarter (2)	$4.31	$2.48
Second Quarter	4.11	2.91
Third Quarter	4.56	2.98
Fourth Quarter	3.93	2.90

As of March 1, 2014, there were 132 holders of record of our common stock.

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

There were no sales of equity securities by the Company during the fourth quarter of 2013.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the fourth quarter of 2013.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

The information in the following table should be read together with the Company’s consolidated financial statements and accompanying notes as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

	For the Years Ended December 31,
	2013	2012	2011 (1)	2010	2009
Operations Summary
Total revenue	$95,537,435	$98,260,854	$89,584,979	$41,531,460	$52,084,392
Cost of revenues	73,349,613	76,928,734	76,487,741	35,403,917	32,900,942
Gross profit	22,187,822	21,332,120	13,097,238	6,127,543	19,183,450
Selling, general, administrative and other expenses	24,376,920	26,986,797	28,535,612	13,919,489	11,329,156
Income (loss) from operations	(3,228,532)	(6,929,143)	(16,776,752)	(7,791,946)	7,854,294
Interest and Other Income	561,689	41,230	316,492	72,278	643
Interest Expense	(11,662,168)	(11,334,705)	(11,455,390)	(7,209,449)	(6,681,740)
Income (loss ) before taxes	(14,708,723)	(18,217,134)	(27,922,649)	(14,931,588)	1,173,197
Net income (loss)	$(9,644,597)	$(12,652,955)	$(17,146,900)	$(11,408,486)	$1,195,806
Weighted average shares outstanding
Basic	24,660,170	24,545,041	23,824,119	16,102,339	14,110,789
Diluted	24,660,170	24,545,041	23,824,119	16,102,339	15,805,191
Earnings (loss) per share
Basic	$(0.39)	$(0.52)	$(0.72)	$(0.71)	$0.08
Diluted	$(0.39)	$(0.52)	$(0.72)	$(0.71)	$0.08

Other Operating Data
Depreciation	$18,662,640	$20,458,784	$21,146,477	$12,723,951	$11,210,472
Other depreciation and amortization	$1,039,434	$1,274,466	$1,338,378	$954,602	$781,751

Year-end Financial Position
Cash	$1,348,558	$8,389,321	$9,030,383	$3,474,314	$199,508
Rental equipment, net	287,859,918	306,892,373	328,955,023	330,378,792	260,767,678
Total assets	332,775,736	354,067,610	380,900,229	383,046,958	286,463,157

Current liabilities	18,204,391	20,827,363	16,302,048	15,454,192	15,146,529
Short-term debt obligations	2,959,157	5,959,480	673,403	783,243	5,170,614
Other long-term debt obligations	42,130,492	2,147,349	6,886,600	7,921,531	—
Revolving credit facilities	165,482,210	210,592,909	222,088,941	214,959,971	131,919,701
Total liabilities	266,686,061	279,825,875	296,931,221	304,736,667	212,325,126

Paid in capital	125,952,025	124,460,238	122,815,398	101,052,367	84,589,119
Total stockholders' equity	$66,089,675	$74,241,735	$83,969,008	$78,310,291	$74,138,031

(1)	The year ended December 31, 2011 includes the initial full twelve month results for our Coast Crane subsidiary following the Coast Acquisition in late 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of December 31, 2013 and for the year then ended and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

Over the past several years, we have been focused on reinvesting capital into our rental fleet. Specifically, we have sold lower lifting capacity cranes and other heavy lifting equipment for better utilized heavier lifting capacity cranes. During the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007 the Company invested on a gross basis (excluding the proceeds received from rental equipment sales) approximately $9.0 million, $10.8 million, $24.8 million, $2.7 million, $19.8 million, $20.8 million and $18.8 million, respectively, into new cranes and attachments for our rental fleet. The Company's rental fleet investment for the years ended December 31, 2007, 2008, 2009 and 2010 primarily consisted of crawler cranes while the rental fleet investment for the years ended December 31, 2011, 2012 and 2013 primarily consisted of rough terrain cranes, tower cranes and Mantis crawler cranes.

These investment decisions contributed greatly to the repositioning our fleet to maximize its utilization rates and average rental rates. Although we believe the repositioning of the fleet has maximized utilization rates and average rental rates, the economic downturn has significantly adversely impacted our business activity levels.

The Company is also focused on selling older and underutilized models of crawler crane assets. We anticipate that the sale of these assets will not have any material impact on the future cash flows of the business from a rental contract perspective.

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2013, 2012 and 2011:

	For The Years Ended December 31,
	2013	2012	2011
Crawler Cranes	45.4%	41.2%	39.8%
Rough Terrain Cranes (1)	55.8%	63.4%	62.0%
Boom Trucks	51.9%	50.5%	54.0%
Self-Erecting Tower Cranes	42.8%	32.4%	24.4%
City and Other Tower Cranes	41.7%	53.4%	40.1%
Forklifts and Other Equipment (2)	n/a	13.5%	39.9%

(1)	Includes the impact of a 14.5% increase in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year.

(2)
Includes the impact of a 65.4% decrease in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year. The reduction in the number of units available for rent reflects the Company's strategic decision to sell equipment within this asset class that is not part of our core strategy and does not leverage our crane expertise. During the year ended December 31, 2013, the Company sold the remaining equipment within this asset class and its utilization rate is no longer meaningful.

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

	For The Years Ended December 31,
	2013	2012	2011
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)
Benefit for income taxes	(5,064,126)	(5,564,179)	(10,775,749)
Foreign currency exchange (gains) losses	379,712	(5,484)	6,999
Interest expense	11,662,168	11,334,705	11,455,390
Other income	(561,689)	(41,230)	(316,492)

Loss from operations	(3,228,532)	(6,929,143)	(16,776,752)

Depreciation	18,662,640	20,458,784	21,146,477
Other depreciation and amortization	1,039,434	1,274,466	1,338,378

Adjusted EBITDA	$16,473,542	$14,804,107	$5,708,103

Results of Operations

Year ended December 31, 2013 compared to years ended December 31, 2012 and 2011

The Company had a net loss of $9.6 million for the year ended December 31, 2013. Total revenue, cost of revenues and gross profit were $95.5 million, $73.3 million and $22.2 million, respectively, for the year ended December 31, 2013. Total selling, general, administrative and other expenses of $25.4 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $11.7 million for the year ended December 31, 2013. The Company had an income tax benefit of $5.1 million for the year ended December 31, 2013 related to a loss before income taxes of $14.7 million. Adjusted EBITDA for the year ended December 31, 2013 was $16.5 million.

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

	For The Years Ended December 31,
	2013	2012	2011
Revenues	$95,537,435	$98,260,854	$89,584,979
Cost of revenues	73,349,613	76,928,734	76,487,741
Gross profit	22,187,822	21,332,120	13,097,238
Selling, general, administrative and other operating expenses	25,416,354	28,261,263	29,873,990
Loss from operations	(3,228,532)	(6,929,143)	(16,776,752)
Other expenses, net	(11,480,191)	(11,287,991)	(11,145,897)
Loss before income taxes	(14,708,723)	(18,217,134)	(27,922,649)
Benefit for income taxes	(5,064,126)	(5,564,179)	(10,775,749)
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)

Business Segments

We have identified three reportable segments: equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $95.5 million, a 2.8% decrease compared to revenues of $98.3 million for the year ended December 31, 2012.  The following table provides a summary of the Company's revenues by operating segment:

	For The Years Ended December 31,			Percentage Change
	2013	2012	Dollar Change
SEGMENT REVENUES
Equipment rentals	$64,945,446	$71,231,291	$(6,285,845)	(8.8)%
Equipment distribution	11,211,876	4,087,127	7,124,749	174.3%
Parts and service	19,380,113	22,942,436	(3,562,323)	(15.5)%
Total revenues	$95,537,435	$98,260,854	$(2,723,419)	(2.8)%

Equipment Rentals

Equipment rental segment revenues, which represents 68.0% of total revenues, was $64.9 million for the year ended December 31, 2013, an 8.8% decrease from $71.2 million for the year ended December 31, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales.

Equipment rentals revenue, which represented 48.8% of total revenues, was $46.6 million for the year ended December 31, 2013, a 0.2% increase from $46.5 million for the year ended December 31, 2012. The two key drivers of equipment rental revenues are utilization and average rental rates.

While crawler crane utilization has increased year over year, there is still significant room for improvement. Management believes that these current utilization levels are related to the overall economic environment, and not a loss of market share. The construction market has displayed a slow, gradual recovery from historic recession levels, which management believes is the principal factor in our year over year increase in utilization rates, and still has a large opportunity for growth to match prior peak levels. Utilization for crawler cranes, as measured on a “days” basis, increased to 45.4% for the year ended December 31, 2013 compared to 41.2% for the same period in the prior year. Within our crawler crane fleet, we are particularly encouraged by the utilization trends for our hydraulic heavy lift crawler cranes. These hydraulic crawler cranes have higher dollar rental rates and account for approximately 70% of the value of our crawler crane fleet and approximately 50% of the value of our total fleet. Utilization for our fleet of heavy lift hydraulic cranes for the year ended December 31, 2013 and 2012 was 63.9% and 57.9%, respectively.

There was a decrease in average crawler crane rental rate of 0.1% to $17,179 (per crane per rental month) for the year ended December 31, 2013 from $17,195 for the year ended December 31, 2012. This change is primarily the result of the mix of cranes on rent, as opposed to individual rental rate changes by equipment group. Management does not expect a meaningful increase in average rental rates on an individual group basis until utilization rates recover significantly. As a result of utilization and rental rate changes, rental revenue for crawler cranes increased approximately $1.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, and is primarily due to increases in demand in our industrial marine, petrochemical and sewer and water end-markets, which was partially offset by a decline in demand for our power end-market..

Utilization for rough terrain cranes for the year ended December 31, 2013 and 2012 was 55.8% and 63.4%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. However, demand declined in the power and transportation end markets for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was the principal cause for the overall decrease in utilization of rough terrain cranes during 2013 compared to 2012. Boom truck utilization increased to 51.9% for the year ended December 31, 2013 compared to 50.5% for the year ended December 31, 2012. Tower crane utilization was 42.8% and 41.7%% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2013 as compared to 32.4% and 53.4% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2012. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Transportation revenue, which represents 6.2% of total revenues, was $5.9 million for the year ended December 31, 2013, a 20.9% decrease from $7.5 million for the year ended December 31, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. In addition, with respect to our larger assets available for rent, during the year ended December 31, 2013, we more aggressively priced transportation services in order to maximize utilization.

Used rental equipment sales revenue was $12.4 million for the year ended December 31, 2013; a $4.8 million or 27.9% decrease compared to the year ended December 31, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.5 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease in total used rental equipment sales revenue is primarily attributable to the sale of aerial work platforms during the year ended December 31, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the year ended December 31, 2013, the Company sold 115 pieces of used rental equipment. During the year ended December 31, 2012, the Company sold 314 pieces of rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 11.7% of total revenue, was $11.2 million for the year ended December 31, 2013, a 174.3% increase from $4.1 million for the year ended December 31, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period and completing the transition to new equipment suppliers that negatively impacted the prior year equipment distribution revenue. In addition,we more aggressively stocked new equipment inventory, which improved our ability to close sales transactions.

Parts and Service

Parts and service segment revenue, which represents 20.3% of total revenue, was $19.4 million for the year ended December 31, 2013, a 15.5% decrease from $22.9 million for the year ended December 31, 2012. The decrease is primarily attributable to a decrease in third party service work performed on customer equipment and a reduction in over-the-counter parts sales primarily due to our transition to represent new manufacturers.

Gross Profit

Gross profit for the year ended December 31, 2013 was $22.2 million, a 4.0% increase from gross profit of $21.3 million for the year ended December 31, 2012. Gross profit margin was 23.2% for the year ended December 31, 2013 compared to 21.7% for the year ended December 31, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	For The Years Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Segment gross profit (loss)
Equipment rentals	$15,815,361	$14,922,405	$892,956	6.0%
Equipment distribution	1,046,151	16,059	1,030,092	6,414.4%
Parts and service	5,326,310	6,393,656	(1,067,346)	(16.7)%
Total gross profit	$22,187,822	$21,332,120	$855,702	4.0%

Equipment rentals segment gross profit of $15.8 million for the year ended December 31, 2013 increased $0.9 million or 6.0% as compared to the year ended December 31, 2012. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue for this line of business increases. Also, there were initiatives implemented in the beginning of 2012 that were geared toward reducing expenses and overhead, which was also a key driver that contributed to the year over year improvement in gross margin. These initiatives included headcount reductions and the divestiture of the Company's aerial work platforms. Gain on the sale of used rental equipment was $3.3 million for the year ended December 31, 2013, a 12.0% increase from $2.9 million for the year ended December 31, 2012. The increase in the gain on the sale of used rental equipment was attributable to the mix of rental assets sold during the year ended December 31, 2013.

Equipment distribution segment gross profit of $1.0 million (9.3% margin) for the year ended December 31, 2013 increased $1.0 million, or 6,414.4%, from $16,059 (0.4% margin) for the year ended December 31, 2012. The increased gross profit and margin are functions of higher profit margins on individual sale transactions, larger sales volume during the year ended December 31, 2013 and completing the transition to new equipment suppliers that negatively impacted the prior year equipment distribution sales volume and, therefore, gross margin.

Parts and service segment gross profit of $5.3 million (27.5% margin) for the year ended December 31, 2013 decreased $1.1 million or 16.7% from $6.4 million (27.9% margin) for the year ended December 31, 2012. The parts and service segment gross profit decrease was driven by lower over-the-counter parts sales and third party service work volume.

Total selling, general, administrative and other expenses for the year ended December 31, 2013 and 2012 were $25.4 million and $28.3 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in salary and related benefits expense of $0.6 million, professional, consulting expense and legal expense of $0.9 million, travel expense of $0.3 million, business taxes of $0.2 million and bad debt expense of $0.5 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $1.4 million and $1.5 million of non-cash stock based compensation expense for the year ended December 31, 2013 and 2012, respectively.

Other income increased to $0.6 million for the year ended December 31, 2013 from $41,230 for the year ended December 31, 2012 primarily due to a $0.5 million gain on the sale of land and buildings that had not been used in the operations of the business for several years.

Interest expense increased 2.9% to $11.7 million for the year ended December 31, 2013 from $11.3 million for the year ended December 31, 2012. The increase in interest expense was related primarily to a $1.0 million increase in the amount of deferred financing fee amortization as a result of the revolving credit facility amendments entered into in March 2013 offset by interest charged on lower average debt balances in 2013.

Income tax benefit was $5.1 million for the year ended December 31, 2013 compared to a $5.6 million for the year ended December 31, 2012.  The decrease in income tax benefit is due to a decrease in the pre-tax loss. The effective tax rates were 34.4% and 30.5% for the year ended December 31, 2013 and 2012, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment.

Essex had 236 full-time employees at December 31, 2013 compared to 250 full-time employees at December 31, 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $98.3 million, a 9.7% increase compared to revenue of $89.6 million for the year ended December 31, 2011.  The following table provides a summary of the Company's revenues by operating segment:

	For The Years Ended December 31,			Percentage Change
	2012	2011	Dollar Change
SEGMENT REVENUES
Equipment rentals	$71,231,291	$53,907,588	$17,323,703	32.1%
Equipment distribution	4,087,127	14,206,479	(10,119,352)	(71.2)%
Parts and service	22,942,436	21,470,912	1,471,524	6.9%
Total revenues	$98,260,854	$89,584,979	$8,675,875	9.7%

Equipment Rentals

Equipment rental segment revenues, which represent 72.5% of total revenues, was $71.2 million for the year ended December 31, 2012, a 32.1% increase from $53.9 million for the year ended December 31, 2011. The equipment rental segment includes rental, transportation, rental equipment repairs and used rental equipment sales.

Rental revenues, which represented 47.3% of total revenues and are the key driver of revenues in our equipment rentals segment, were $46.5 million for the year ended December 31, 2012, an 10.8% increase from $42.0 million for the year ended December 31, 2011. The two key drivers of rental revenues are utilization and average rental rates.

While crawler crane utilization has increased year over year, there is still significant room for improvement. Management believes that these current utilization levels are related to the overall economic environment, and not a loss of market share. The construction market has displayed a slow, gradual recovery from historic recession levels, which management believes is the principal factor in our year over year increase in utilization rates, and still has a large opportunity for growth to match prior peak levels. Utilization for crawler cranes, as measured on a “days” basis, increased to 41.2% for the year ended December 31, 2012 compared to 39.8% for the same period in the prior year. The increase in crawler crane utilization is due to an increase in project activity within the power, transportation and petrochemical end markets. These increases were partially offset by a decrease in levee related projects in the Gulf Coast. We were awarded a large levee job in the Gulf Coast that was in place for most of 2011 and utilized up to 15% of our crawler cranes at the same time. Despite the impact of such a large project ending in the third quarter of 2011, utilization grew in 2012 as compared to 2011. Within our crawler crane fleet we are particularly encouraged by the utilization trends for our hydraulic heavy lift crawler cranes. These hydraulic crawler cranes have higher dollar rental rates and account for approximately 70% of the value of our crawler crane fleet and approximately 50% of the value of our total fleet. Utilization for our fleet of heavy lift hydraulic crawler cranes for the three months ended December 31, 2012 and 2011 was 64% and 49%, respectively, and has exceeded 60% for the seven months ended December 31, 2012.

There was an increase in average crawler crane rental rate of 9.0% to $17,195 (per crane per rental month) for the year ended December 31, 2012 from $15,781 for the year ended December 31, 2011. This increase is related primarily to the mix of cranes on rent, as opposed to individual rental rate increases by equipment group. The increased utilization for our hydraulic crawler cranes, which command higher rental rates, contributed a larger portion of rental days, and was the primary reason average rental rates on our entire crawler crane fleet increased. Management does not expect a meaningful increase in average rental rates on an individual equipment group basis until utilization rates recover significantly.

Utilization for rough terrain cranes for the year ended December 31, 2012 was 63.4% compared to 62.0% for the year ended December 31, 2011. Utilization for rough terrain cranes includes the impact of a 14.5% increase in the number of units available for rent for the year ended December 31, 2012 as compared to the prior year. Rough terrain cranes benefit from the broad array of markets that they can serve. Demand has been particularly strong for infrastructure and maintenance related energy markets. Boom truck utilization decreased to 50.5% for the year ended December 31, 2012 compared to 54.0% for the year ended December 31, 2011. Tower crane utilization improved on a year to date basis. Utilization was 32.4% and 53.4% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2012 as compared to 24.4% and 40.1% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2011. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Transportation revenue, which represents 7.5% of total revenues, was $7.5 million for the year ended December 31, 2012, a $2.1 million increase from $5.4 million for the year ended December 31, 2011. The increase in transportation revenue is directly attributable to the increase in equipment on rent and rental locations of the cranes on rent.

Used rental equipment sales revenue was $17.3 million for the year ended December 31, 2012; a $10.7 million or 164.5% increase compared to the year ended December 31, 2011 due to an increase in customer demand for used rental equipment and our efforts to divest of aerial work platforms. During the year ended December 31, 2012, the Company sold 314 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company's core rental equipment or its long-term strategy, along with twenty two boom trucks, seventeen rough terrain cranes (including six industrial cranes), two tower cranes and six crawler cranes. During the year ended December 31, 2011, the Company sold fifty-nine pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold six boom trucks, twelve rough terrain cranes (including two industrial cranes), one tower crane and five crawler cranes during the year ended December 31, 2011.

Equipment Distribution

Equipment distribution segment revenue, which represents4.2% of total revenue, was $4.1 million for the year ended December 31, 2012, a 71.2% decrease from $14.2 million for the year ended December 31, 2011. The decline in equipment distribution segment revenue is due to a decline in the number of sale transactions as compared to the prior period. The revenues generated in 2011 were bolstered by the invoicing of signed orders received before the acquisition of Coast Crane under their prior distribution agreement. The Company transitioned to representing new equipment suppliers for many of the types of assets offered through retail distribution during the second half of 2011 and 2012, and this transition negatively impacted the equipment distribution segment revenue. Management believes the decrease in equipment distribution revenues is temporary and anticipates a recovery in this segment as the Company establishes itself as the representative for the new equipment suppliers.

Parts and Service

Parts and service segment revenue, which represents 23.3% of total revenue, was $22.9 million for the year ended December 31, 2012, a 6.9% increase from $21.5 million for the year ended December 31, 2011. The increase is primarily attributable to an increase in third party service work performed on customer equipment as a result of increased customer demand.

Gross Profit

Gross profit for the year ended December 31, 2012 was $21.3 million, a 62.9% increase from gross profit of $13.1 million for the year ended December 31, 2011. Gross profit margin was 21.7% for the year ended December 31, 2012, compared to 14.6% for the year ended December 31, 2011.  The following table provides a summary of the Company's gross profit by operating segment:

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
SEGMENT GROSS PROFIT
Equipment rentals	$14,922,405	$6,143,055	$8,779,350	142.9%
Equipment distribution	16,059	1,607,733	(1,591,674)	(99.0)%
Parts and service	6,393,656	5,346,450	1,047,206	19.6%
Total gross profit	$21,332,120	$13,097,238	$8,234,882	62.9%

Equipment rentals segment gross profit (after overhead allocation) of $14.9 million for the year ended December 31, 2012 increased $8.8 million or 142.9% as compared to the year ended December 31, 2011. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue for this line of business increases. The larger portion of total revenue derived by equipment rentals is one of the primary reasons that both gross margin and gross margin percentage increased for the year ended December 31, 2012 compared to December 31, 2011. Also, there were initiatives implemented in the beginning of 2012 that were geared toward reducing expenses and overhead, which was also a key driver that contributed to the year over year improvement in gross margin. These initiatives included headcount reductions and the divestiture of the Company’s aerial work platform assets. Gain on the sale of used rental equipment was $2.9 million for the year ended December 31, 2012, a 173.7% increase from $1.1 million for the year ended December 31, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold during the year ended December 31, 2012. The increase in the number of rental equipment assets sold was primarily the result of the Company's strategic decision to sell aerial work platforms as this asset class is not part of the Company's core strategy. The reduction in aerial work platforms also reduced rental equipment maintenance expense and overhead allocated to the equipment rentals segment, which further improved margins.

Equipment distribution segment gross profit (after overhead allocation) of $16,059 (0.4%margin) for the year ended December 31, 2012 decreased$1.6 million or 99.0% from $1.6 million (11.3% margin) for the year ended December 31, 2011. The decreased gross profit is a function of lower sales volume during the year ended December 31, 2012. The sales volume generated in the year ended December 31, 2012 was near the break-even point needed to sustain the equipment distribution segment. The decline in sales volume was primarily related to transitioning to the representation of new equipment suppliers. Management believes that 2012 was a transitional period, but remains optimistic on the upside that the retail equipment distribution segment provides.

Parts and service segment gross profit (after overhead allocation) of $6.4 million for the year ended December 31, 2012 increased $1.0 million or 19.6% from $5.3 million for the year ended December 31, 2011. The gross profit margin for the parts and service segment increased to 27.9% for the year ended December 31, 2012 as compared to 24.9% for the year ended December 31, 2011 primarily due to cost reduction initiatives and improved pricing methods.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the years ended December 31, 2012 and 2011 were $28.3 million and $29.9 million, respectively. Decreases in salary, healthcare, legal, insurance, telecom and general office expenses were partially offset by increases in sales and marketing and consulting expenses. The Company’s salary and healthcare expenses declined approximately $2.1 million for the year ended December 31, 2012 as compared to the prior year, which was primarily the result of a reduction in the number of employees. Legal expenses declined approximately $0.3 million due to legal expenses incurred during 2011 related to the Company’s restatement of its Annual Report on Form 10-K for the year ended December 31, 2010. Sales and marketing expenses for the year ended December 31, 2012 increased approximately $1.0 million as a result of initiatives to increase market share related to our new distribution agreements and suppliers. Consulting expenses increased approximately $0.3 million as a result of projects aimed at improving operational performance and customer satisfaction. Selling, general and administrative and other expenses include $1.5 million and $2.0 million of non-cash stock based compensation expense for the years ended December 31, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

The Company has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry. The Company’s net cash flows from operations for the year ended December 31, 2013 were higher than historical cash flows primarily due to increases in Adjusted EBITDA. Combined net cash flows provided by operating activities of the Company for all three years presented were approximately $8.3 million. As of December 31, 2013, the Company had total debt obligations outstanding of approximately $210.6 million and had an additional $30.1 million available on our revolving credit facilities. We believe that this availability for Essex Crane and Coast Crane along with $1.3 million in cash, will provide sufficient liquidity through the expiration of our amended and restated revolving credit facilities in October 2016 and March 2017, respectively.  We believe that the sources of cash from operations and the revolving credit facilities should adequately fund the investment needs of the business for the foreseeable future.

The weighted average interest rate on all debt obligations outstanding as of December 31, 2013 was 4.41%.

Cash Flow from Operating Activities

The Company's cash provided by operating activities for the year ended December 31, 2013 was approximately $4.0 million. This was primarily the result of net loss of $9.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and the change in the fair value of undesignated interest rate swaps, resulted in an increase of cash of approximately $4.4 million. The cash flows from operating activities were reduced by a total change in operating assets and liabilities of $0.4 million, which was comprised of a $0.1 million increase in other receivables, a $0.3 million increase in prepaid expenses and other assets, a $1.6 million increase in retail equipment inventory and a $0.4 million increase in spare parts. These uses of cash were partially offset by a $1.4 million decrease in accounts receivable, a $0.2 million increase in accounts payable and accrued expenses, a $0.1 million increase in unearned rental revenue and a $0.2 million increase in customer deposits.

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

Cash Flow from Investing Activities

For the year ended December 31, 2013, cash provided by investing activities was approximately $4.8 million. This was primarily the result of proceeds from the sale of rental equipment of $12.4 million and proceeds from the sale of property and equipment of $1.8 million. These investing activity sources of cash were partially offset by $8.1 million in purchases of rental equipment, $0.4 million in purchases of property and equipment and a $0.8 million increase in accounts receivable from rental equipment sales.

For the year ended December 31, 2012, cash provided by investing activities was approximately $8.5 million. This was primarily the result of proceeds from the sale of rental equipment of $17.3 million and a $1.0 million decrease in accounts receivable from rental equipment sales. During the year ended December 31, 2012, the Company sold 314 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company's core rental equipment or its long-term strategy, along with twenty two boom trucks, seventeen rough terrain cranes (including six industrial cranes), two tower cranes and six crawler cranes.These investing activity sources of cash were partially offset by $8.5 million in purchases of rental equipment and $1.2 million in purchases of property and equipment.

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

Cash flow from financing activities

Cash used in financing activities was approximately $16.1 million for the year ended December 31, 2013. This is primarily the result of net payments on revolving credit facilities of $45.1 million, payments on purchase money security interest debt of $1.0 million, payments on promissory notes of $1.6 million, payments to repurchase shares to satisfy employee tax withholdings of $0.1 million and payments for loan acquisition costs of $6.8 million. Total borrowings and payments on the revolving credit facilities were $97.0 million and $142.1 million, respectively, for the period. These uses of cash were partially offset by proceeds received from a term loan of $38.5 million. Total borrowings and payments on the term loan were $40.0 million and $1.5 million, respectively.

Cash used in financing activities was approximately $12.4 million for the year ended December 31, 2012. This is primarily due to payments on short-term debt obligations of $0.7 million, payments for loan costs of $0.2 million and net payments on revolving credit facilities of $11.5 million. Total borrowings and payments on the revolving credit facilities were $92.3 million and $103.8 million, respectively, for the period.

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

Revolving Credit Facilities

The following information discusses significant events during the years ended December 31, 2013 and 2012 that relate to the Company's revolving credit facilities and other debt obligations. Also see Note 7 to the consolidated financial statements for further information related to our credit facilities.

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

Borrowings under the Essex Crane Revolving Credit Facility, as amended, accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2013) plus an applicable margin or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.17% at December 31, 2013) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At December 31, 2013, the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 1.75%, 3.75% and 0.375%, respectively. At December 31, 2012 (prior to the amendment described above), the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $170.1 million and $185.8 million as of December 31, 2013 and 2012, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $21.9 million and $34.5 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $9.3 million of available formulated collateral in excess of the maximum borrowing amount of $170.1 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $165.0 million, $150.0 million and $130.0 million beginning on March 31, 2014, March 31, 2015 and February 28, 2016, respectively, and the Company is required to have availability in excess of 10% of the outstanding commitment. The Company may use the proceeds from crawler crane assets sales, including proceeds from the sealed bid auction scheduled to take place on March 18, 2014, cash flows generated by operations or other financing sources to help meet the commitment reduction.

Essex Crane is currently in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provided for a $40.0 million term loan and reduced the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provided for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed. All other terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively. At December 31, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.31%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $34.4 million and $66.2 million as of December 31, 2013 and 2012, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $8.2 million and $6.9 million, respectively, after certain lender reserves of $8.9 million and $8.8 million as of December 31, 2013 and 2012, respectively. As of December 31, 2012, there was approximately $0.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $38.5 million with $2.0 million of the outstanding balance classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane is currently in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

On February 21, 2014, Coast Crane and Coast Crane Ltd. entered into a First Amendment to the Second Amended and Restated Credit Agreement. The purpose of the First Amendment is to amend the mandatory prepayment provision to exclude proceeds received from permitted equipment asset sales and to waive an event of default that occurred as a result of permitted equipment asset sales and the failure to apply proceeds to the term loan under the Coast Crane Credit Agreement. In addition, the First Amendment amends the borrowing base calculation as it relates to new equipment inventory, and creates a progressive new equipment inventory cap based on a leverage ratio.

The Coast Crane Credit Agreement provides for a revolving loan and letter of credit facility (the “Coast Crane Facility”), in the maximum aggregate principal amount of $35,000,000 with a $2,000,000 aggregate principal sublimit for letters of credit and a subfacility for revolving loans to Coast Crane Ltd. of up to $10,000,000. The Coast Crane Credit Agreement also provides for a term loan (the “Term Loan”), in the maximum principal amount of $40,000,000 with mandatory principal repayments of $500,000 per quarter beginning on June 30, 2013. Coast Crane and Coast Crane Ltd. may borrow, repay and reborrow under the Coast Crane Facility. Coast Crane’s ability to borrow under the Coast Crane Facility is subject to, among other things, a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane accounts, (b) the lesser of 50% of eligible Coast Crane inventory and $5 million, (c) the lesser of (i) 95% of the lesser of (x) the Net Orderly Liquidation Value and (y) the invoice cost, of U.S. Eligible New Sale Equipment Inventory and (ii) the U.S. Eligible New Sale Equipment Inventory Cap (as hereinafter defined) and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve. Coast Crane Ltd.’s ability to borrow under the Coast Crane Facility is subject to among other things, a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve.

The U.S. Eligible New Sale Equipment Inventory Cap shall mean the U.S. Eligible New Sale Equipment Inventory Cap in effect from time to time determined based upon the applicable leverage ratio then in effect. The U.S. Eligible New Sale Equipment Inventory Cap is adjusted from $4 million to $15 million based on the applicable leverage ratio then in effect and also based on the amount of U.S. Eligible New Sale Equipment Inventory that is under a written agreement to be sold to a customer.

Other Long-term Debt Obligations

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness for one or more promissory notes issued by the Company in the aggregate principal amount of $5.2 million. As additional consideration under the agreement, the Company agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof to purchase up to 90,000 shares of Essex Rental common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction. The warrants were exercised in full on October 24, 2013.

During the year ended December 31, 2013, the Company made principal payments totaling $1.6 million to reduce the outstanding balance of the unsecured promissory notes. As of December 31, 2013 and 2012, the outstanding principal balance on the unsecured promissory notes was approximately $3.7 million and $5.1 million, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

The unsecured promissory notes were amended and restated to extend the maturity date to the earlier of October 31, 2016 or the consummation of any Essex Crane Revolving Credit Facility refinancing to the extent that the terms and conditions of the refinancing permit the Company to use the proceeds from refinancing for such purpose. In addition, beginning on January 1, 2014, interest will accrue on the outstanding promissory notes at a per annum rate of 18% and is payable in arrears.

As of December 31, 2013, the Company's purchase money security interest debt consisted of the financing of eleven pieces of equipment. 10 of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. 1 of the debt obligations accrues interest at a rate of 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to October 2018. As these loans are amortizing, approximately $1.0 million of the total $2.9 million in principal payments is due prior to December 31, 2014 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2013.

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

The following table provides quantitative information regarding the amount and types of costs capitalized during 2013 and 2012:

	For The Years Ended December 31,
	2013	2012
Purchases of rental equipment	$8,220,399	$9,475,729
Costs to prepare cranes for sale	139,433	256,661
Purchases of property, plant & equipment	402,266	478,188
Capitalized crane repair costs	679,057	518,526
Capitalized internally developed software costs	29,144	163,443
Total capitalized expenditures	$9,470,299	$10,892,547

During the years ended December 31, 2013 and 2012, we expensed repair and maintenance costs of approximately $10.2 million and $10.7 million, respectively. We expect to capitalize costs of approximately $7.5 million during the year ended December 31, 2014. Approximately $5.8 million of the total is for the purchase of rental equipment, a portion of which will be funded from proceeds from the sales of older and lighter lifting rental equipment.

Off Balance Sheet Arrangements

Options issued to members of Essex Crane’s senior management are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options meet the scope exception within the applicable accounting guidance and are accordingly not accounted for as derivatives, but instead are accounted for as equity. In addition, the Company has operating leases that are not accounted for on the balance sheet.

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year (1)	1-3 Years (1)	3-5 Years (1)	More than 5 Years	Total
Revolving credit facilities:
Principal	$2,000,000	$152,148,731	$49,833,479	$—	$203,982,210
Interest (1)	8,725,270	13,265,547	989,373	—	22,980,190
Other debt obligations:
Principal	959,157	4,731,773	892,862	5,857	6,589,649
Interest	779,300	1,073,708	45,304	162	1,898,474
Operating Leases:
Minimum lease payments	1,867,198	2,284,509	367,500	—	4,519,207
Total	$14,330,925	$173,504,268	$52,128,518	$6,019	$239,969,730

(1)
Amounts include interest expected to be incurred on the Company's revolving credit facilities based on the average amount outstanding each year and the interest rates outlined in the amended and restated Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in Note 2 to our 2013 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, rental equipment, impairment of goodwill and long-lived assets, derivative financial instruments and income taxes.

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

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. During the year ended December 31, 2013, the Company used estimated selling price for allocation of consideration related to rental revenues. After an analysis of rental agreements absent any additional services offered by the Company, it was determined that the Company did not have vendor-specific evidence related to rental revenues. Prior to the year ended December 31, 2013, the Company was able to establish vendor-specific objective evidence based on an analysis of rental agreements absent any additional services offered by the Company. The Company uses the estimated selling price for allocation of consideration to transportation services based on the costs associated with providing such services in addition to other supply and demand factors within specific sub-markets. The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

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

There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts and credit memos. The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

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

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company's tax provision in a subsequent period.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are not more likely than not to be realized.

The Company follows the applicable accounting guidance related to the accounting for uncertainty in income taxes. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions. The Company is subject to U. S. federal and state income tax examinations for years 2010 through 2013, however net operating loss carry-forwards from years prior to 2010 also remain open to examination as part of any year utilized in the future. Coast Crane Ltd. is subject to Canadian income tax examinations for the years 2007 through 2013.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company's tax provision in a subsequent period.

At December 31, 2013, the Company had unused federal net operating loss carry-forwards totaling approximately $143.7 million that begin expiring in 2021. At December 31, 2013, the Company also had unused state net operating loss carry-forwards totaling approximately $77.3 million that expire between 2014 and 2033. The Company had unused federal net operation loss carry-forwards of approximately $138.9 million and unused state net operation loss carry-forwards of approximately $71.5 million at December 31, 2012.

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

During the year ended December 31, 2013, the Company initiated the process of placing certain crawler crane rental equipment assets into a sealed bid auction, which differs from an absolute auction in that the seller has the right to approve any sales. As a result of the auction proceedings, the possibility that the Company will accept bids below net book value and the assets could be sold before the end of their previously estimated useful life, the Company determined that triggering event had occurred, which caused the Company to determine if an impairment of these long-lived assets was necessary. In addition, certain provisions within the Essex Crane Revolving Credit Facility limit the ability of the Company to sell any individual rental equipment asset,or any group of assets in any six month period, for amounts below a certain percentage of orderly liquidation value. Any sale under these thresholds without a waiver from the lenders would place the Company in default of the Essex Crane Revolving Credit Facility. As of December 31, 2013, the Company did not have a waiver in place and, therefore, did not have the authority to commit to selling the rental equipment assets in the sealed bid auction. As such, the Company concluded the rental equipment assets included in the auction should not be classified as held for sale on December 31, 2013.

Application of the long-lived asset impairment test requires judgment, including the identification the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value, estimated selling prices in the sealed bid auction, discount rates and probability factors. Cash flows for each equipment model group utilized a probability weighted forecast that considered the possibility of continuing to rent the assets, selling the assets at varying prices in either the sealed bid auction referred to above or in more orderly transactions at various prices in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for the year ended December 31, 2013.

The Company also assessed whether a triggering event for potential impairment of its other equipment assets existed, and it was determined that no such event occurred for these assets during the year ended December 31, 2013.

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. To determine if there is any impairment, management determined whether the fair value of the reporting unit is greater than its carrying value. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment, if any. We determined that our recorded goodwill was not impaired as of December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of December 31, 2013. The weighted average interest rate in effect on all of the Company’s borrowings at December 31, 2013 was 4.41%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at December 31, 2013 would increase our interest expense by approximately $1.6 million on an annualized basis.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, accounts receivable and accounts payable and accrued expenses) approximate their carrying values based on their nature and terms.

The fair value of the Company’s total debt outstanding as of December 31, 2013 was $212.0 million. If market rates of interest increased 50 basis points due to a change in the applicable margin rate of interest (a 14.3% increase from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $211.4 million. If market rates of interest decreased 50 basis points due to a change in the applicable margin rate of interest (a 14.3% decrease from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $212.7 million.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on such evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting has been audited as of December 31, 2013 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), which will be filed with the SEC on or before April 30, 2014.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides certain information, as of December 31, 2013, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plans, the 2008 Long-Term Incentive Plan and the 2011 Long-Term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	1,213,879	$4.87	1,436,196
Equity plans not approved by stockholders	—	$—	—
Total	1,213,879	$4.87	1,436,196

(1)	During the year ended December 31, 2013, the Company issued 43,715 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee

The additional information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

10.29	Agreement, dated November 5, 2010, between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company). (7)

10.30	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

10.31	Form of Amended and Restated Promissory Notes issued to the holders of certain indebtedness of Essex Rental Corp. in the aggregate principal amount of $3,655,213. (*)

10.32	Registration Rights Agreement, dated December 22, 2010, amount Essex Rental Corp., Kirtland Capital Company III LLC and Kirtland Capital Partners III L.P. (7)

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

10.35	Employment Separation Agreement and Release, dated May 31, 2013, among Registrant, Essex Crane Rental Corp. and Martin Kroll. (12)

10.36	Employment Separation Agreement and Release, dated November 11, 2013, among Registrant, Essex Crane Rental Corp. and Ronald Schad. (13)

10.37	Severance Agreement, dated as of May 5, 2013, by and between Essex Rental Corp. and Nicholas Matthews (12)

10.38	Severance Agreement, dated as of November 15, 2013, by and between Essex Rental Corp. and Kory Glen (14)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant (7)

23.1	Consent of Grant Thornton LLP (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

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

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2011.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2013

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2013

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2013

(*) Filed herewith.

(**) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the accompanying consolidated balance sheets of Essex Rental Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Rental Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Chicago, Illinois
March 13, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the internal control over financial reporting of Essex Rental Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois
March 13, 2014

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,348,558	$8,389,321
Accounts receivable, net of allowances	14,058,878	14,658,198
Other receivables	2,412,614	2,282,104
Deferred tax assets	2,878,214	3,022,625
Inventory
Retail equipment	3,416,027	1,815,670
Retail spare parts, net	1,597,625	1,386,412
Prepaid expenses and other assets	1,790,959	1,494,751
TOTAL CURRENT ASSETS	27,502,875	33,049,081

Rental equipment, net	287,859,918	306,892,373
Property and equipment, net	5,204,653	6,610,976
Spare parts inventory, net	3,247,522	3,145,129
Identifiable finite lived intangibles, net	1,069,285	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	6,095,357	1,170,354

TOTAL ASSETS	$332,775,736	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,703,030	$5,342,637
Accrued employee compensation and benefits	2,011,693	1,999,143
Accrued taxes	3,908,905	3,211,400
Accrued interest	654,918	1,359,017
Accrued other expenses	1,006,178	1,358,036
Unearned rental revenue	1,667,443	1,520,701
Customer deposits	293,067	73,795
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	959,157	828,610
Promissory notes	—	5,130,870
Capital lease obligation	—	3,154
TOTAL CURRENT LIABILITIES	18,204,391	20,827,363

LONG-TERM LIABILITIES
Revolving credit facilities	165,482,210	210,592,909
Term loan	36,500,000	—
Promissory notes	3,655,213	—
Purchase money security interest debt	1,975,279	2,147,349
Deferred tax liabilities	40,868,968	46,258,254
TOTAL LONG-TERM LIABILITIES	248,481,670	258,998,512

TOTAL LIABILITIES	266,686,061	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,743,513 shares at December 31, 2013 and 24,555,818 shares at December 31, 2012	2,474	2,456
Paid in capital	125,952,025	124,460,238
Accumulated deficit	(59,875,535)	(50,230,938)
Accumulated other comprehensive income, net of tax	10,711	9,979
TOTAL STOCKHOLDERS' EQUITY	66,089,675	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$332,775,736	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
REVENUES
Equipment rentals	$46,596,363	$46,498,363	$41,970,190
Retail equipment sales	11,211,876	4,087,127	14,206,479
Used rental equipment sales	12,436,843	17,258,089	6,523,789
Retail parts sales	7,633,022	9,573,134	9,834,844
Transportation	5,912,240	7,474,839	5,413,609
Equipment repairs and maintenance	11,747,091	13,369,302	11,636,068
TOTAL REVENUES	95,537,435	98,260,854	89,584,979

COST OF REVENUES
Salaries, payroll taxes and benefits	10,771,700	10,994,834	10,635,150
Depreciation	18,662,640	20,458,784	21,146,477
Retail equipment sales	9,550,397	3,474,161	11,878,546
Used rental equipment sales	9,183,230	14,353,793	5,462,818
Retail parts sales	5,909,310	7,091,209	7,230,864
Transportation	5,883,765	6,823,282	5,081,504
Equipment repairs and maintenance	10,242,468	10,663,327	12,452,736
Yard operating expenses	3,146,103	3,069,344	2,599,646
TOTAL COST OF REVENUES	73,349,613	76,928,734	76,487,741

GROSS PROFIT	22,187,822	21,332,120	13,097,238

Selling, general and administrative expenses	24,376,920	26,986,797	28,535,612
Other depreciation and amortization	1,039,434	1,274,466	1,338,378
LOSS FROM OPERATIONS	(3,228,532)	(6,929,143)	(16,776,752)

OTHER INCOME (EXPENSES)
Other income	561,689	41,230	316,492
Interest expense	(11,662,168)	(11,334,705)	(11,455,390)
Foreign currency exchange gains (losses)	(379,712)	5,484	(6,999)
TOTAL OTHER INCOME (EXPENSES)	(11,480,191)	(11,287,991)	(11,145,897)

LOSS BEFORE INCOME TAXES	(14,708,723)	(18,217,134)	(27,922,649)

BENEFIT FOR INCOME TAXES	(5,064,126)	(5,564,179)	(10,775,749)

NET LOSS	$(9,644,597)	$(12,652,955)	$(17,146,900)

Weighted average shares outstanding:
Basic	24,660,170	24,545,041	23,824,119
Diluted	24,660,170	24,545,041	23,824,119

Loss per share:
Basic	$(0.39)	$(0.52)	$(0.72)
Diluted	$(0.39)	$(0.52)	$(0.72)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ending December 31,
	2013	2012	2011
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	732	20,598	(19,591)
Change in fair value of interest rate swap, net of tax of zero, $812,517 and $690,862, respectively	—	1,260,231	1,061,781
Other comprehensive income	732	1,280,829	1,042,190

Comprehensive loss	$(9,643,865)	$(11,372,126)	$(16,104,710)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional Paid-In Capital	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance - December 31, 2010	20,472,489	$2,047	$101,052,367	$(20,431,083)	$(2,313,040)	$78,310,291
Exercise of warrants for common stock	3,955,603	396	19,777,619	—	—	19,778,015
Stock based compensation for executive management stock options and employee restricted shares granted	—	—	1,985,412	—	—	1,985,412
Change in fair value of interest rate swap, net of tax of $690,862	—	—	—	—	1,061,781	1,061,781
Foreign currency translation adjustments	—	—	—	—	(19,591)	(19,591)
Net loss for the year ended December 31, 2011	—	—	—	(17,146,900)	—	(17,146,900)
Balance - December 31, 2011	24,428,092	$2,443	$122,815,398	$(37,577,983)	$(1,270,850)	$83,969,008
Stock based compensation for executive management stock options and employee restricted shares granted	70,858	7	1,483,346	—	—	1,483,353
Common stock issued to directors	56,868	6	161,494	—	—	161,500
Change in fair value of interest rate swap, net of tax of $812,517	—	—	—	—	1,260,231	1,260,231
Foreign currency translation adjustments	—	—	—	—	20,598	20,598
Net loss for the year ended December 31, 2012	—	—	—	(12,652,955)	—	(12,652,955)
Balance - December 31, 2012	24,555,818	$2,456	$124,460,238	$(50,230,938)	$9,979	$74,241,735
Exercise of warrants for common stock	90,000	9	891	—	—	900
Stock based compensation for executive management stock options and employee restricted shares granted	53,980	5	1,341,400	—	—	1,341,405
Common stock issued to directors	43,715	4	149,496			149,500
Foreign currency translation adjustments	—	—	—	—	732	732
Net loss for the year ended December 31, 2013	—	—	—	(9,644,597)	—	(9,644,597)
Balance - December 31, 2013	24,743,513	$2,474	$125,952,025	$(59,875,535)	$10,711	$66,089,675

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of tangible assets	19,367,786	21,377,683	21,854,730
Amortization of loan acquisition costs and other intangibles	2,185,770	1,227,747	1,385,523
Amortization of promissory notes discount	96,130	96,129	96,130
Gain on sale of rental equipment	(3,253,613)	(2,904,296)	(1,060,971)
Gain on sale of property and equipment	(551,803)	—	—
Deferred income taxes	(5,223,707)	(5,621,648)	(10,615,361)
Share based compensation expense	1,444,048	1,522,912	1,985,412
Change in fair value of interest rate swaps	—	(398,031)	(1,043,164)
Changes in operating assets and liabilities:
Accounts receivable, net	1,419,218	(1,324,432)	(346,571)
Other receivables	(130,510)	430,249	1,511,082
Prepaid expenses and other assets	(296,208)	449,317	1,125,908
Retail equipment inventory	(1,600,357)	(1,030,464)	4,187,863
Spare parts inventory	(365,348)	357,219	535,593
Accounts payable and accrued expenses	163,991	1,490,869	829,928
Unearned rental revenue	146,742	413,920	(166,066)
Customer deposits	219,272	(68,786)	(2,177,426)
Total change in operating assets and liabilities	(443,200)	717,892	5,500,311
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,976,814	3,365,433	955,710

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(8,111,289)	(8,547,792)	(23,811,028)
Purchases of property and equipment	(431,410)	(1,204,879)	(1,270,994)
Accounts receivable from rental equipment sales	(819,898)	977,577	(1,163,000)
Proceeds from sale of rental equipment	12,436,843	17,258,089	6,523,789
Proceeds from sale of property and equipment	1,751,575	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,825,821	8,482,995	(19,721,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	97,007,418	92,312,312	100,312,623
Proceeds from purchase money security interest debt	—	—	—
Proceeds from term loan	40,000,000	—	—
Payments on revolving credit facilities	(142,118,117)	(103,808,344)	(93,168,798)
Payments on purchase money security interest debt	(1,023,338)	(689,179)	(2,253,401)
Payments on term loan	(1,500,000)	—	—
Payments on promissory notes	(1,571,787)	—	—
Payments on capital lease obligation	(3,205)	(7,692)	(7,692)
Proceeds from the exercise of warrants	900	—	19,778,015
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	—	—
Payments for loan acquisition costs	(6,782,921)	(239,369)	(340,575)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,093,692)	(12,432,272)	24,320,172

Effect of exchange rate changes on cash and cash equivalents	250,294	(57,218)	1,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,040,763)	(641,062)	5,556,069

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383	3,474,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,348,558	$8,389,321	$9,030,383

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For The Years Ended December 31,
	2013	2012	2011
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$161,500	$—
Equipment obtained through capital lease	$—	$497	$974
Equipment purchased directly through long-term debt obligations	$927,600	$1,139,876	$1,012,500
Unrealized loss on designated derivative instruments, net of tax	$—	$1,260,231	$1,061,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and swaps	$10,514,784	$9,965,212	$11,371,426
Cash (received) paid for income taxes, net	$(35,231)	$98,552	$(754,266)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

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

2. Significant Accounting Policies

Reclassifications

Certain prior year amounts in the consolidated statements of operations, consolidated statement of cash flows and segment information note have been reclassified to conform to the current year presentation. The reclassifications had no effect on net loss, net cash flows or shareholders' equity.

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

Segment Reporting

We have determined, in accordance with applicable accounting guidance regarding operating segments that we have three reportable segments. We derive our revenues from three principal business activities: (1) equipment rentals; (2) equipment distribution; and (3) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 15 to the consolidated financial statements regarding our segment information.

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

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. During the year ended December 31, 2013, the Company used estimated selling price for allocation of consideration related to rental revenues. After an analysis of rental agreements absent any additional services offered by the Company, it was determined that the Company did not have vendor-specific evidence related to rental revenues. Prior to the year ended December 31, 2013, the Company was able to establish vendor-specific objective evidence based on an analysis of rental agreements absent any additional services offered by the Company. The Company uses the estimated selling price for allocation of consideration to transportation services based on the costs associated with providing such services in addition to other supply and demand factors within specific sub-markets. The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

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

There are estimates required in recording certain repair and maintenance revenues and also in recording any allowances for doubtful accounts and credit memos. The estimates have historically been accurate in all material respects and we do not anticipate any material changes to our current estimates in these areas.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintained cash deposits in foreign accounts totaling approximately $0.1 million and $0.7 million at December 31, 2013 and 2012, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable that the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was approximately $2.5 million and $2.8 million as of December 31, 2013 and 2012, respectively. Bad debt expense was approximately $0.5 million, $1.0 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table provides a rollforward of the allowance for doubtful accounts for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Beginning balance	$2,774,720	$2,915,895
Provision for allowance for doubtful accounts	519,539	959,543
Provision for credit memo reserve	1,459,326	1,425,103
Write-offs and recoveries	(2,268,581)	(2,525,821)
Ending balance	$2,485,004	$2,774,720

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

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the balance sheet dates. The obsolescence reserve was approximately $1.4 million and $1.3 million as of December 31, 2013 and 2012, respectively.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 5 to 30 years. In excess of 95% of the assets have a useful life greater than 15 years. Equipment improvement projects with costs in excess of $10,000 for boom trucks, $15,000 for tower and rough terrain cranes and $20,000 for crawler cranes that extend the useful lives or enhance a crane’s capabilities are capitalized in the period they are incurred and depreciated using the straight-line method over an estimated useful life of 7 years. Individual rental equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful lives of the respective item purchased. During the years ended December 31, 2013 and 2012, the Company capitalized rental equipment maintenance expenditures of approximately $0.7 million and $0.5 million, respectively.

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

Expenditures for betterments and renewals in excess of $5,000 that extend the useful lives or enhance the assets’ capabilities are capitalized and are depreciated on the straight-line basis over the remaining lives of the assets.  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations. The Company capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $1.2 million and $0.5 million during the years ended December 31, 2013 and 2012, respectively.

External costs incurred by the Company to develop computer software for internal use are capitalized in accordance with applicable accounting guidance. The Company capitalized approximately $29,000 and $0.2 million for the years ended December 31, 2013 and 2012, respectively. Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight-line basis over their useful lives.  During 2011, the Company placed approximately $0.8 million of capitalized costs in service associated with the development of a new Enterprise Resource Planning system (“ERP system”) at Coast Crane.

Loan Acquisition Costs

Loan acquisition costs include underwriting, legal and other direct costs incurred in connection with the issuance of the Company’s debt.  These costs are capitalized and amortized using the effective interest method, or using the straight-line method when not materially different that the effective interest method, and are included in interest expense in the consolidated statements of operations.

Goodwill and Other Intangible Assets

The Company used the purchase method of accounting for its acquisition of Coast Crane’s assets. The acquisition resulted in an allocation of purchase price to goodwill and other intangible assets. The cost of the Coast Acquisition was first allocated to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired in the amount of $1.8 million was recorded as goodwill.

We evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has recorded goodwill of $1.8 million assigned to one reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of the reporting units. The fair value of the reporting unit is estimated using the income approach, specifically the present value technique using future cash flows, and is compared to the carrying value of the reporting unit. If the fair value of a reporting unit is less than its carrying value, then the implied fair value of goodwill must be estimated and compared to its carrying value to measure the amount of impairment , if any. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting unit with goodwill.

The results of our quantitative goodwill impairment tests for the most recent year ended December 31, 2013 indicated that the fair value of our reporting unit with goodwill exceeded its carrying value and no impairment of goodwill was recorded. Similarly, there was no impairment of goodwill recorded for the years ended December 31, 2012 and 2011.

Identifiable finite lived intangible assets consist of customer relationships and trademarks obtained in the acquisition of Essex Crane Rental Corp.'s and Coast Crane’s assets. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 7 years and 5 years, respectively.

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

During the year ended December 31, 2013, the Company initiated the process of placing certain crawler crane rental equipment assets into a sealed bid auction, which differs from an absolute auction in that the seller has the right to approve any sales. As a result of the auction proceedings, the possibility that the Company will accept bids below net book value and the assets could be sold before the end of their previously estimated useful life, the Company determined that triggering event had occurred, which caused the Company to determine if an impairment of these long-lived assets was necessary. In addition, certain provisions within the Essex Crane Revolving Credit Facility limit the ability of the Company to sell any individual rental equipment asset, or any group of assets in any six month period, for amounts below a certain percentage of orderly liquidation value. Any sale under these thresholds without a waiver from the lenders would place the Company in default of the Essex Crane Revolving Credit Facility. As of December 31, 2013, the Company did not have a waiver in place and, therefore, did not have the authority to commit to selling the rental equipment assets in the sealed bid auction. As such, the Company concluded the rental equipment assets included in the auction should not be classified as held for sale on December 31, 2013.

Application of the long-lived asset impairment test requires judgment, including the identification the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value, estimated selling prices in the sealed bid auction, discount rates and probability factors. Cash flows for each equipment model group utilized a probability weighted forecast that considered the possibility of continuing to rent the assets, selling the assets at varying prices in either the sealed bid auction referred to above or in more orderly transactions at various prices in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for the year ended December 31, 2013.

The Company also assessed whether a triggering event for potential impairment of its other equipment assets existed, and it was determined that no such event occurred for these assets during the year ended December 31, 2013.

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

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately within the consolidated statements of operations. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. No hedge ineffectiveness was recognized within the consolidated statements of operations during the years ended December 31, 2013, 2012 or 2011.

The Company assumed three interest rate swaps with a combined notional amount of $21.0 million in conjunction with its purchase of Coast Crane’s assets and did not contemporaneously document the hedge designation on the date of assumption in order to qualify for hedge accounting treatment for economic reasons and the forecasted inherent hedge ineffectiveness that would have resulted from the differences in terms of the assumed swaps and the new revolving credit facility. As such, the derivative financial instruments assumed have been recorded at fair value in the accompanying consolidated balance sheets in liabilities with changes in the underlying fair value reported as a component of interest expense in the Company’s consolidated statements of operations.

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

3.	Rental Equipment

Rental equipment consists of the following:

	Year Ended December 31,
	2013	2012
Rental equipment	$362,416,431	$366,520,232
Less: accumulated depreciation	(74,556,513)	(59,627,859)
Rental equipment, net	$287,859,918	$306,892,373

Depreciation expense related to rental equipment was $18.4 million, $19.5 million and $20.0 million for the years ended December 31, 2013, 2012 and 2011, respectively and is included in cost of revenues in the accompanying consolidated statements of operations.

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues. Future contractual minimum rental revenues as required by executed rental agreements as of December 31, 2013 are as follows:

2014	$11,214,435
2015	323,850
Total minimum rental revenue	$11,538,285

4.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2013	2012
Land	$1,850,000	$2,575,000
Buildings and improvements	2,115,843	2,572,005
Automobiles, trucks, trailers and yard equipment	3,458,882	3,283,599
Information Systems equipment and software	2,530,194	2,178,966
Office equipment	160,052	160,207
Construction in progress	635,685	765,559
Total property and equipment	10,750,656	11,535,336
Less: accumulated depreciation	(5,546,003)	(4,924,360)
Property and equipment, net	$5,204,653	$6,610,976

The amount of costs incurred and capitalized for projects not yet completed was $0.6 million and $0.8 million at December 31, 2013 and 2012, respectively. The Company’s depreciation expense related to property and equipment was $0.9 million, $1.9 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciation expense for property and equipment related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

5.	Loan Acquisition Costs

The Company capitalized $6.8 million of loan acquisition costs related to the amendment of the Essex Crane and Coast Crane Revolving Credit Facilities during the year ended December 31, 2013. The 2013 loan acquisition costs are being amortized over the remaining terms of the respective credit facilities. Approximately $0.1 million of unamortized loan acquisition costs related to the Essex Crane Revolving Credit Facility were charged to interest expense during the year ended December 31, 2013 as the lenders related to these acquisition costs did not participate in the amended revolving credit facility.

The Company capitalized $0.2 million of loan acquisition costs related to the amendment of the Coast Crane Revolving Credit Facility during the year ended December 31, 2012. The 2012 loan acquisition costs are being amortized over the remaining term of the Coast Crane Revolving Credit Facility.

Loan acquisition costs consist of the following:

	Year Ended December 31,
	2013	2012
Gross carrying amount	$10,626,400	$3,850,732
Less: accumulated amortization	(4,531,043)	(2,680,378)
Loan acquisition costs, net	$6,095,357	$1,170,354

The Company’s loan acquisition costs amortized to interest expense for the years ended December 31, 2013, 2012 and 2011 were $1.9 million, $0.9 million and $0.8 million, respectively.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2013 are as follows for the years ending December 31:

2014	$2,025,407
2015	2,116,906
2016	1,897,828
2017	55,216
Total	$6,095,357

6.	Intangible Assets

Goodwill of $1.8 million was recorded associated with the acquisition of Coast Crane’s assets on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship intangible	1,500,000	(660,715)	839,285
Coast Crane trademark	600,000	(370,000)	230,000
	$3,688,956	$(2,619,671)	$1,069,285

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $0.1 million and the gross carrying amount of the Essex Crane trademark intangible was reduced by $0.1 million during the year ended December 31, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the year ended December 31, 2012.

The Company’s amortization expense associated with other intangible assets was $0.3 million, $0.4 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2013:

2014	$334,286
2015	324,286
2016	214,286
2017	196,427
Total	$1,069,285

7.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	December 31, 2013	December 31, 2012	December 31, 2013	Date Ranges
Essex Crane revolving credit facility	$148,148,731	$151,286,537	3.93%	October 2016
Coast Crane revolving credit facility	17,333,479	59,306,372	5.39%	March 2017
Term loan	36,500,000	—	5.25%	March 2015 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party)	3,655,213	5,130,870	10.00%	October 2016
Purchase money security interest debt	1,975,279	2,147,349	4.67%	September 2015 - October 2018
Purchase money security interest debt - short-term	959,157	828,610	4.67%	within 1 year
Total debt obligations outstanding	$210,571,859	$218,699,738

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

Borrowings under the Essex Crane Revolving Credit Facility, as amended, accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at December 31, 2013) plus an applicable margin or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.17% at December 31, 2013) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At December 31, 2013, the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 1.75%, 3.75% and 0.375%, respectively. At December 31, 2012 (prior to the amendment described above), the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 0.25%, 2.25% and 0.25%, respectively.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $170.1 million and $185.8 million as of December 31, 2013 and 2012, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $21.9 million and $34.5 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $9.3 million of available formulated collateral in excess of the maximum borrowing amount of $170.1 million. Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

Essex Crane is currently in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

On March 12, 2013, the Coast Crane Revolving Credit Facility was amended and restated to extend the maturity date to March 12, 2017. The amendment also provided for a $40.0 million term loan and reduced the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provided for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed. All other terms of the May 7, 2012 amendment and restatement remained in effect following such amendment.

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively. At December 31, 2012, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.31%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $34.4 million and $66.2 million as of December 31, 2013 and 2012, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $8.2 million and $6.9 million, respectively, after certain lender reserves of $8.9 million and $8.8 million as of December 31, 2013 and 2012, respectively. As of December 31, 2012, there was approximately $0.2 million of available formulated collateral in excess of the maximum borrowing amount of $75.0 million. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $38.5 million with $2.0 million of the outstanding balance classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane is currently in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

Unsecured Promissory Notes

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness for one or more promissory notes issued by the Company in the aggregate principal amount of $5.2 million. As additional consideration under the agreement, the Company agreed to issue 90,000 warrants to the holders of such indebtedness entitling the holder thereof to purchase up to 90,000 shares of Essex Rental common stock at an exercise price of $0.01 per share, and to reimburse such holders for certain legal fees incurred in connection with the transaction. The warrants were exercised in full on October 24, 2013.

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million is recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and will be amortized on a straight-line basis over the three years life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was zero and $0.1 million as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company made principal payments totaling $1.6 million to reduce the outstanding balance of the unsecured promissory notes. As of December 31, 2013 and 2012, the outstanding principal balance on the unsecured promissory notes was approximately $3.7 million and $5.1 million, respectively.

Interest accrues on the outstanding promissory notes at a per annum rate of 10% and is payable annually in arrears.

The unsecured promissory notes were amended and restated to extend the maturity date to the earlier of October 31, 2016 or the consummation of any Essex Crane Revolving Credit Facility refinancing to the extent that the terms and conditions of the refinancing permit the Company to use the proceeds from refinancing for such purpose. In addition, beginning on January 1, 2014, interest will accrue on the outstanding promissory notes at a per annum rate of 18% and is payable in arrears.

Purchase Money Security Interest Debt

As of December 31, 2013, the Company's purchase money security interest debt consisted of the financing of eleven pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. One of the debt obligations accrues interest at a rate of 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to October 2018. As these loans are amortizing, approximately $1.0 million of the total $2.9 million in principal payments is due prior to December 31, 2014 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2013.

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

The following table summarizes the aggregate maturities of the Company’s debt for the next five years and thereafter as of December 31, 2013:

2014	$2,959,157
2015	15,939,537
2016	140,940,967
2017	50,346,985
2018	379,356
Thereafter	5,857
Total	$210,571,859

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  During the year ended December 31, 2012, the Company had four interest rate swaps outstanding, which involve receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. There was no hedge ineffectiveness recognized during the years ended December 31, 2012 or 2011.

For the year ended December 31, 2012, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was an increase of $2.1 million ($1.3 million net of tax). For the year ended December 31, 2011, the change in net unrealized loss on the derivative designated as a cash flow hedge reported as a component of other accumulated comprehensive income was an increase of $1.8 million ($1.1 million net of tax). Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

Coast Crane Interest Rate Swaps

The Company assumed three interest rate swaps in conjunction with the Coast Acquisition. The assumed interest rate swaps each had a notional amount of $7.0 million each and expired on May 18, 2012. Under the agreements, the Company paid fixed interest of 5.62% and received three-month LIBOR. The Company did not contemporaneously document the hedge designation on the date of assumption in order to quality for hedge accounting treatment due to economic reasons and the projected inherent hedge ineffectiveness.  The changes in fair values of the assumed swaps for the year ended December 31, 2012 were an unrealized gain of approximately $0.4 million and are reported within interest expense of other income (expenses) in the consolidated statement of operations. The changes in fair values of the assumed swaps for the year ended December 31, 2011 were an unrealized gain of approximately $1.0 million and are reported within interest expense of other income (expenses) in the consolidated statement of operations.

 Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate swaps was 4.41% and 3.49% at December 31, 2013 and 2012, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $2.3 million for the year ended December 31, 2012.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.  These amounts are presented as accumulated other comprehensive income (loss) (“OCI”).

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

The fair value of the Company’s total debt obligations was approximately $212.0 million and $217.2 million as of December 31, 2013 and 2012, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, other than debt obligations, including cash and cash equivalents approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

10.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the year ended December 31, 2013:

	Gains and Losses on Designated Cash Flow Hedge	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$9,979	$9,979
Other comprehensive income before reclassifications	—	732	732
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	732	732
Ending balance	$—	$10,711	$10,711

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the year ended December 31, 2012:

	Gains and Losses on Designated Cash Flow Hedge	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,260,232)	$(10,618)	$(1,270,850)
Other comprehensive income (loss) before reclassifications	(134,818)	20,597	(114,221)
Amounts reclassified from accumulated other comprehensive income	1,395,050	—	1,395,050
Net current period other comprehensive income	1,260,232	20,597	1,280,829
Ending balance	$—	$9,979	$9,979

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the year ended December 31, 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	(2,293,191)	Interest Expense
Tax benefit	898,141	Benefit for Income Taxes
Effect on net loss	(1,395,050)	Net Loss

11.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2013	2012	2011
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)
Weighted average shares outstanding:
Basic	24,660,170	24,545,041	23,824,119
Effect of dilutive securities:
Warrants	—	—	—
Options	—	—	—
Diluted	24,660,170	24,545,041	23,824,119
Basic earnings (loss) per share	$(0.39)	$(0.52)	$(0.72)
Diluted earnings (loss) per share	$(0.39)	$(0.52)	$(0.72)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the years ended December 31, 2013, 2012 and 2011 are 493,670, 493,670 and 632,911, respectively, weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The weighted average UPO Units that could be converted into 1,200,000 common shares for the year ended December 31, 2011 were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. The weighted average restricted stock outstanding that could be converted into 5,411, 83,469 and 81,687 common shares for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into 55,235, zero and 107,703 common shares for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 72,797, 89,745 and 114,096 common shares for the years ended December 31, 2013, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of December 31, 2013 and 2012, there were 1,213,879 and 1,474,719 stock options, respectively, outstanding which are exercisable at weighted average exercise prices of $4.87 and $5.45, respectively. As of December 31, 2012, there were 90,000 privately-issued warrants outstanding, which were exercisable at a weighted average exercise price of $0.01. The warrants were fully exercised on October 24, 2013.

12.	Income Taxes

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

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company's tax provision in a subsequent period.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are not more likely than not to be realized.

The Company follows the applicable accounting guidance related to the accounting for uncertainty in income taxes. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions. The Company is subject to U. S. federal and state income tax examinations for years 2010 through 2013, however net operating loss carry-forwards from years prior to 2010 also remain open to examination as part of any year utilized in the future. Coast Crane Ltd. is subject to Canadian income tax examinations for the years 2007 through 2012.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company's tax provision in a subsequent period.

At December 31, 2013, the Company had unused federal net operating loss carry-forwards totaling approximately $143.8 million that begin expiring in 2021. At December 31, 2013, the Company also had unused state net operating loss carry-forwards totaling approximately $77.3 million that expire between 2014 and 2033. The Company had unused federal net operation loss carry-forwards of approximately $138.9 million and unused state net operation loss carry-forwards of approximately $71.5 million at December 31, 2012.

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current income taxes:
Federal	$28,906	$9,049	$(10,602)
State and local	79,836	161,245	(117,387)
Foreign	53,742	(112,825)	(30,308)
Deferred income taxes:
Federal	(3,706,199)	(6,452,451)	(10,130,941)
State and local	(1,336,044)	595,132	(1,047,162)
Foreign	(184,367)	100,889	(61,719)
Benefit applied to reduce other identifiable intangibles	—	134,782	622,370
Total income tax (benefit) expense	$(5,064,126)	$(5,564,179)	$(10,775,749)

The Company's current income tax expense for the year ended December 31, 2013 relates primarily to Canadian withholding taxes, New York state audit assessments and Canadian Revenue Agency audit assessments. The Company's deferred income tax benefit for the year ended December 31, 2013 relates primarily to an increase in net operating loss carry-forwards, reduced by an increase in deferred tax liability for rental equipment and other property and equipment.

The Company's current income tax expense for the year ended December 31, 2012 relates primarily to current year state income taxes and prior year income tax true-ups. The Company's deferred income tax benefit for the year ended December 31, 2012 relates primarily to an increase in net operating loss carry-forwards, reduced by an increase in deferred tax liability for rental equipment and property and equipment and a change in the estimated state deferred income tax rate resulting from various state law changes and estimated future apportionment by state.

The Company’s current income tax benefit for the year ended December 31, 2011 relates to a decrease in unrecognized tax benefits. The Company’s deferred income tax benefit for the year ended December 31, 2011 primarily relates to the reduction in deferred tax liability for rental equipment and property and equipment and an increase in net operating loss.

The following table provides a reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate:

	For the Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	5.5%	(2.8)%	3.4%
Stock option shortfalls	(4.5)%	—%	—%
Foreign tax differential	(0.8)%	—%	—%
Canadian withholding taxes	(0.9)%	—%	—%
Adjustments to previously recognized deferred tax assets	—%	(2.1)%	—%
Change in state deferred tax rates resulting from the Coast Acquisition	—%	—%	0.8%
Uncertain tax positions	—%	—%	—%
Meals, entertainment and other	0.1%	0.4%	(0.6)%
Effective income tax rate	34.4%	30.5%	38.6%

The Company's effective tax rate for the year ended December 31, 2013 was lower than the statutory rate primarily due to the impact of the stock option shortfall, Canadian withholding taxes and foreign tax differential.

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

The Company's effective tax rate for the year ended December 31, 2011 was higher than the statutory rate primarily due to state and local taxes. The increase in effective tax rate related to a small increase in the state deferred tax rates at Essex Crane, which was partially offset by an additional state net operating loss valuation allowance. The Essex Crane state deferred rate decreased slightly due to a reduction in forecasted apportionment from higher tax rate states to lower tax rate states.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carry-forwards	$55,825,699	$53,906,741
Accrued expenses	3,416,028	4,947,064
Goodwill and other intangibles	2,649,472	4,143,639
Stock based compensation	1,598,285	1,984,934
Accounts receivable	1,095,676	1,328,807
Tax credits and other	596,576	464,040
	65,181,736	66,775,225
Valuation allowance	(798,439)	(551,903)
Total deferred tax assets, net	64,383,297	66,223,322

Deferred tax liabilities:
Rental equipment, property and equipment and other	(102,373,464)	(109,458,951)
Other deferred tax liabilities	(587)	—
Total deferred tax liabilities	(102,374,051)	(109,458,951)

Net deferred tax liabilities	$(37,990,754)	$(43,235,629)

	For the Years Ended December 31,
	2013	2012
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$2,878,214	$3,022,625
Long-term deferred tax liabilities	(40,868,968)	(46,258,254)
Net deferred tax liabilities	$(37,990,754)	$(43,235,629)

At December 31, 2013, the Company has federal net operating loss carry-forward totaling approximately $143.8 million that begin expiring on December 31, 2021. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company determined it is more likely than not that it will realize the federal deferred tax assets due to the reversal of federal deferred tax liabilities. The federal deferred tax liabilities significantly exceed the federal deferred tax assets and based on the reversing pattern the Company has concluded that substantially all of the federal deferred tax liabilities are expected to reverse and be a sufficient source of future federal taxable income within the period of time available for existing net operating loss carry-forwards and other federal deferred tax assets. The federal deferred tax liability is of the same character as the differences giving rise to the federal deferred tax assets. Also, if the Company experiences substantial changes in ownership, the net operating loss carry-forwards would be subject to an annual limitation pursuant to Section 382 which may impact the realization of the net operating loss carry-forwards. The Company does not believe that the realization of the prior year net operating loss carry-forwards are impacted by a Section 382 limitation.

The Company also has state net operating loss carry-forwards totaling approximately $77.3 million. The Company increased its valuation allowance related to state net operating loss carry-forwards by $0.2 million during the year ended December 31, 2013. The state deferred tax liabilities significantly exceed the state deferred tax assets and based on the reversing pattern the Company has concluded that substantially all of the state deferred tax liabilities are expected to reverse within the period of time available to fully utilize all State deferred tax assets except for certain State net operating losses, with shorter expirations. Based on the reversing schedule performed on a state by state basis the Company has concluded that a valuation allowance of $0.8 million is required. These states required a valuation allowance because the net operating loss carry-forward periods range from five to fifteen years and are expected to expire before being utilized, based upon the scheduled reversal of the deferred tax liabilities. The Company has had net operating losses in these states in the past and limited apportionment currently in these states. Finally, the Company is not relying upon tax planning strategies as the Company has not identified any tax planning strategies that are prudent, feasible and available.

The following table presents the estimated future net operating loss expiration schedule by date and jurisdiction for each of the subsequent ten years and thereafter as of December 31:

	Jurisdiction
	Federal	State
December 31, 2014	—	1,595,000
December 31, 2015	—	1,267,000
December 31, 2016	—	3,475,000
December 31, 2017	—	6,052,000
December 31, 2018	—	3,658,000
December 31, 2019	—	4,025,000
December 31, 2020	—	2,111,000
December 31, 2021	2,000	8,116,000
December 31, 2022	11,424,000	8,396,000
December 31, 2023	14,238,000	4,924,000
Thereafter	118,105,000	33,685,000
Total	143,769,000	77,304,000

The Company also has remaining excess tax goodwill of approximately $3.1 million as of December 31, 2013 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted on the tax return over the remaining three year term. However, the excess tax goodwill is unrecorded for book purposes and cannot be used as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million at December 31, 2012.

The Company had approximately $0.1 million and $0.1 million of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2013 and 2012, respectively, all of which will impact the Company's effective tax rate if recognized.

A reconciliation of the approximate beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$100,000	$100,000
Increase for changes to tax positions in prior years, net	—	—
Balance at end of year	$100,000	$100,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company had no accrual for interest and penalties for the years ended December 31, 2013, 2012, and 2011 as the Company has significant net operating loss carry-forwards which would be reduced if any payment were due under audit.

13.	Stock Based Compensation

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

Stock Options

Stock options granted to employees have a 10 year life and vest one-third annually beginning one year from the date of issue. The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the three year service period of the award. The Company has granted to certain key members of management options to purchase 75,000 shares at $3.02 per share, 100,000 shares at $4.30 per share, 423,750 shares at $5.58 per share, 485,969 shares at $6.45 per share, and 565,000 shares at $4.50 per share on grant dates of November 15, 2013, June 18, 2013, January 14, 2011, March 18, 2010, and December 18, 2008, respectively.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility for the December 18, 2008 and March 18, 2010 option grants were based on the volatility of its peers since the Company only had operations for a short period of time as of the grant date. The Company’s method of estimating the expected volatility for the January 14, 2011, June 18, 2013 and November 17, 2013 option grants were based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

Based on the results of the model, the weighted average fair value of the stock options granted were $1.95, $2.79, $3.19, $3.76 and $2.54 per share for the options granted on November 15, 2013, June 18, 2013, January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions:

	Grant Date
	2013 (1)	2013 (2)	2011	2010	2008
Expected dividend yield	—%	—%	—%	—%	—%
Risk-free interest rate	1.71%	1.33%	2.31%	2.79%	1.43%
Expected volatility	72.71%	74.98%	60.00%	61.00%	61.00%
Expected life of option	6 years	6 years	6 years	6 years	6 years
Grant date fair value	$146,246	$278,589	$1,351,763	$1,827,243	$1,434,671

(1) Stock options granted on November 15, 2013
(2) Stock options granted on June 18, 2013

On November 11, 2013 and May 31, 2013, the Company entered into separation agreements with its former Chief Executive Officer and Chief Financial Officer, respectively. In accordance with the terms of the separation agreements, and as permitted under the terms of the applicable option awards, the Company agreed that options awarded to the former executives of the Company on December 18, 2008 and January 14, 2011, to the extent vested, will remain exercisable until the ten year anniversary of the applicable grant date, instead of expiring 90 days following the date employment was terminated, as provided in the option award agreements. As a result of the modification, the Company incurred additional non-cash stock compensation expense of approximately $0.9 million during the year ended December 31, 2013. Additionally, the separation agreements resulted in the forfeiture of 403,353 vested options issued under the March 18, 2010 option grant and 32,487 unvested options issued under the January 14, 2011 option grant.

The table below summarizes the stock option activity for the years ending December 31, 2013, 2012 and 2011:

	Stock Options
	Common Shares Subject to Options	Weighted Average Exercise Price
Balance at December 31, 2010	1,050,969	$5.40
Granted	423,750	5.58
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2011	1,474,719	5.45
Granted	—	—
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2012	1,474,719	5.45
Granted	175,000	3.73
Exercised	—	—
Expired/forfeited	(435,840)	6.39
Balance at December 31, 2013	1,213,879	$4.87

The following table summarizes information regarding options outstanding and exercisable at December 31, 2013:

	Options Outstanding (1)			Options Exercisable (2)
	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
2008 Options Grant	565,000	4.97	$4.50	565,000
2010 Options Grant	82,616	6.22	6.45	82,616
2011 Options Grant	391,263	7.04	5.58	250,013
2013 Options Grant	175,000	9.65	3.73	—
	1,213,879	6.40	$4.87	897,629	5.66	$4.98
Vested and expected to vest as of December 31, 2013	1,213,879	6.40	$4.87

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2013 is $18,750 calculated using the Company's closing share price of $3.27.

(2)	The aggregate intrinsic value of options exercisable as of December 31, 2013 is zero calculated using the Company's closing share price of $3.27.

There were 1,474,719 options outstanding at December 31, 2012 and 2011 with weighted average exercise prices of $5.45. There were 1,030,230 and 726,989 options exercisable at December 31, 2012 and 2011, respectively, with weighted average exercise prices of $5.26 and $4.93, respectively.

Restricted Shares of Common Stock

On November 15, 2013, the Company granted to a key member of management 50,000 shares of restricted common stock with an aggregate grant date fair value of $0.2 million. One-third of the restricted shares are scheduled to vest on June 30, 2014, June 30, 2015 and June 30, 2016, respectively, and as such, no shares were vested as of December 31, 2013.

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $0.3 million. One-third of the restricted shares are scheduled to vest on May 20, 2014, May 20, 2015 and May 20, 2016, respectively, and as such, no shares were vested as of December 31, 2013.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $0.9 million. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 and 83,474 shares were vested as of December 31, 2013 and 2012, respectively.

The table below summarizes the restricted shares activity for the years ending December 31, 2013, 2012 and 2011:

	Restricted Shares
	Common Shares Subject to Grants	Weighted Average Fair Value
Balance at December 31, 2010	—	$—
Granted	166,943	5.55
Vested	—	—
Expired/forfeited	—	—
Balance at December 31, 2011	166,943	5.55
Granted	—	—
Vested	(83,474)	5.55
Expired/forfeited	—	—
Balance at December 31, 2012	83,469	5.55
Granted	117,500	3.73
Vested	(83,469)	5.55
Expired/forfeited	—	—
Balance at December 31, 2013	117,500	$3.73

The Company recorded approximately $1.4 million, $1.5 million and $2.0 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively. There was approximately $0.7 million and $0.5 million of total unrecognized compensation cost as of December 31, 2013 and 2012, respectively, related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

14.	Common Stock and Warrants

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

In November 2010, in conjunction with the issuance of the unsecured promissory notes, the Company issued 90,000 warrants entitling the holders to purchase from the Company one share of common stock at an exercise price of $0.01. The warrants were fully exercised on October 24, 2013. The fair value of the warrants on the issuance date was $0.3 million. See Note 7 for further discussion.

The Company issued 43,715 and 56,868 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the years ended December 31, 2013 and 2012. The Company also issued 83,469 and 83,474 shares of restricted common stock to the employees of Coast Crane during the years ended December 31, 2013 and 2012. The Company withheld 29,489 and 12,616 common shares to cover the employees tax obligation related to the restricted shares issuance for the years ended December 31, 2013 and 2012. The Company issued 90,000 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $900 during the year ended December 31, 2013. The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $19.8 million during the year ended December 31, 2011.

15.	Segment Information

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

	For The Years Ended December 31,
	2013	2012	2011
Segment revenues
Equipment rentals	$64,945,446	$71,231,291	$53,907,588
Equipment distribution	11,211,876	4,087,127	14,206,479
Parts and service	19,380,113	22,942,436	21,470,912
Total revenues	$95,537,435	$98,260,854	$89,584,979
Segment gross profit
Equipment rentals	$15,815,361	$14,922,405	$6,143,055
Equipment distribution	1,046,151	16,059	1,607,733
Parts and service	5,326,310	6,393,656	5,346,450
Total gross profit	$22,187,822	$21,332,120	$13,097,238

The following table presents information about our reportable segments related to total assets:

	December 31,
	2013	2012
Segment identified assets
Equipment rentals	$307,371,099	$328,177,713
Equipment distribution	5,150,140	2,001,273
Parts and service	5,261,391	6,593,538
Total segment identified assets	317,782,630	336,772,524
Non-segment identified assets	14,993,106	17,295,086
Total assets	$332,775,736	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the years ended December 31, 2013, 2012 and 2011 were 9.6%, 12.2% and 5.5% of total revenues, respectively. Sales to customers in Canada represented 8.4%, 10.1% and 4.7% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below. Within the equipment distribution segment and for the year ended December 31, 2013, one customer individually accounted for approximately 25.3% of revenues on a segmented basis. Four customers individually accounted for approximately 14.2%, 13.8%, 12.6% and 11.6% of revenues on a segmented basis within the equipment distribution segment and for the year ended December 31, 2012. Three customers individually accounted for approximately 14.7%, 12.6% and 10.4% of equipment distribution revenues on a segmented basis for the year ended December 31, 2011. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at December 31, 2013 totaled approximately $4.5 million, including long-lived assets totaling approximately $3.5 million. At December 31, 2012, total assets located in Canada totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million.

16.	Commitments, Contingencies and Related Party Transactions

The Company leases real estate and office equipment under operating leases which continue through 2018.  The Company’s rent expense under non-cancelable operating leases totaled $2.6 million, $1.8 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2013 are as follows:

2014	$1,867,198
2015	1,576,409
2016	708,100
2017	210,000
2018 and thereafter	157,500
Total	$4,519,207

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Chairman of the Board of Directors. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services with terms of the arrangement being reconsidered from time to time. Prior to December 2010, the Company maintained an office at 461 Fifth Avenue, 25th Floor, New York, New York pursuant to an agreement with ProChannel Management LLC, also an affiliate of Laurence S. Levy. The Company’s statements of operations for the years ended December 31, 2013, 2012 and 2011 include $0.1 million, $0.1 million and $0.1 million, respectively, of rent expense related to these agreements.

In November 2010, the Company entered into an agreement with the holders of certain Coast Crane indebtedness pursuant to which such holders agreed, in consideration of the assumption of such indebtedness by the Company, to exchange such indebtedness of $5.2 million for unsecured promissory notes issued by the Company in the aggregate principal amount of $5.2 million plus the receipt of up to 90,000 warrants to purchase Essex common stock at $0.01 per share. The warrants were exercised in full on October 24, 2013. The holders of the unsecured promissory notes were related parties to the Company as they owned a significant amount of the Company’s outstanding shares of common stock at the time of the transaction.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.3 million and $2.0 million, respectively, at December 31, 2013. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.0 million and $2.0 million, respectively, at December 31, 2012.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

17.	401(k) Profit Sharing Plan and Medical Benefits

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to match 100% of the first 3% of a participant’s contributions and match 50% of the next 2% of a participant’s contributions thereby totaling a maximum matching of 4% if an employee contributes 5% of their compensation.  These contributions vest immediately upon contribution.  The Company's 401(k) contributions were $0.6 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

The Company provides medical benefits to its employees and their dependents and is self-insured for Essex Crane employees for annual individual claims of up to $90,000 at which time a stop loss insurance policy covers any excess.

18.	Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from five vendors.  The loss of one or more of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

19.	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenues	$25,064,454	$25,213,755	$22,808,138	$22,451,088
Gross profit	5,722,769	6,363,017	5,456,249	4,645,787
Loss from operations	(642,332)	(208,219)	(517,208)	(1,860,773)
Loss before benefit for income taxes	(3,269,003)	(3,404,904)	(2,932,722)	(5,102,094)
Net loss	(2,163,250)	(1,931,972)	(1,902,604)	(3,646,771)
Basic net loss per share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.15)
Diluted net loss per share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.15)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenues	$23,738,185	$27,190,839	$24,140,235	$23,191,595
Gross profit	3,404,099	5,326,583	6,359,896	6,241,542
Loss from operations	(3,910,260)	(1,528,334)	(587,264)	(903,285)
Loss before benefit for income taxes	(6,798,963)	(4,475,267)	(3,291,549)	(3,651,355)
Net loss	(4,696,342)	(2,891,997)	(2,059,626)	(3,004,990)
Basic net loss per share (1)	$(0.19)	$(0.12)	$(0.08)	$(0.12)
Diluted net loss per share (1)	$(0.19)	$(0.12)	$(0.08)	$(0.12)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

20.	Subsequent Events

On February 21, 2014, Coast Crane and Coast Crane Ltd. entered into a First Amendment to the Second Amended and Restated Credit Agreement. The purpose of the First Amendment is to amend the mandatory prepayment provision to exclude proceeds received from permitted equipment asset sales and to waive an event of default that occurred as a result of permitted equipment asset sales and the failure to apply proceeds to the term loan under the Coast Crane Credit Agreement. In addition, the First Amendment amends the borrowing base calculation as it relates to new equipment inventory, and creates a progressive new equipment inventory cap based on a leverage ratio.

The Coast Crane Credit Agreement provides for a revolving loan and letter of credit facility (the “Coast Crane Facility”), in the maximum aggregate principal amount of $35,000,000 with a $2,000,000 aggregate principal sublimit for letters of credit and a subfacility for revolving loans to Coast Crane Ltd. of up to $10,000,000. The Coast Crane Credit Agreement also provides for a term loan (the “Term Loan”), in the maximum principal amount of $40,000,000 with mandatory principal repayments of $500,000 per quarter beginning on June 30, 2013. Coast Crane and Coast Crane Ltd. may borrow, repay and reborrow under the Coast Crane Facility. Coast Crane’s ability to borrow under the Coast Crane Facility is subject to, among other things, a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane accounts, (b) the lesser of 50% of eligible Coast Crane inventory and $5 million, (c) the lesser of (i) 95% of the lesser of (x) the Net Orderly Liquidation Value and (y) the invoice cost, of U.S. Eligible New Sale Equipment Inventory and (ii) the U.S. Eligible New Sale Equipment Inventory Cap (as hereinafter defined) and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve. Coast Crane Ltd.’s ability to borrow under the Coast Crane Facility is subject to among other things, a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $750,000, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2,000,000 and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve.

The U.S. Eligible New Sale Equipment Inventory Cap shall mean the U.S. Eligible New Sale Equipment Inventory Cap in effect from time to time determined based upon the applicable leverage ratio then in effect. The U.S. Eligible New Sale Equipment Inventory Cap is adjusted from $4 million to $15 million based on the applicable leverage ratio then in effect and also based on the amount of U.S. Eligible New Sale Equipment Inventory that is under a written agreement to be sold to a customer.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX RENTAL CORP

Date: March 13, 2014	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	March 13, 2014
Laurence S. Levy

/s/ Edward Levy	Director	March 13, 2014
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 13, 2014
Daniel H. Blumenthal

/s/ John G. Nestor	Director	March 13, 2014
John G. Nestor

/s/ William W. Fox	Director	March 13, 2014
William W. Fox

/s/ Ronald Schad	Director	March 13, 2014
Ronald Schad

/s/ Nicholas J. Matthews	Chief Executive Officer (Principle Executive Officer) and Director	March 13, 2014
Nicholas J. Matthews

/s/ Kory M. Glen	Chief Financial Officer (Principle Financial Officer and Principle Accounting Officer)	March 13, 2014
Kory M. Glen