Form 10-Q
period 2014-03-31
Essex Rental Corp.
filed 2014-05-08
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

24,800,740 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on May 1, 2014.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,030	$1,349
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,524 and $2,485, respectively	13,444	14,059
Other receivables	2,126	2,412
Deferred tax assets	3,078	2,878
Inventory
Retail equipment	3,886	3,416
Retail spare parts, net	1,747	1,598
Prepaid expenses and other assets	1,871	1,791
TOTAL CURRENT ASSETS	27,182	27,503

Rental equipment, net	282,483	287,860
Property and equipment, net	4,710	5,205
Spare parts inventory, net	3,365	3,248
Identifiable finite lived intangibles, net	986	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	5,635	6,095

TOTAL ASSETS	$326,157	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,755	$5,703
Accrued employee compensation and benefits	2,053	2,012
Accrued taxes	3,458	3,909
Accrued interest	809	655
Accrued other expenses	775	1,007
Unearned rental revenue	1,838	1,668
Customer deposits	202	293
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	1,041	959
Capital lease obligation	13	—
TOTAL CURRENT LIABILITIES	17,944	18,206

LONG-TERM LIABILITIES
Revolving credit facilities	164,028	165,482
Term loan	36,000	36,500
Promissory notes	3,655	3,655
Purchase money security interest debt	2,189	1,975
Deferred tax liabilities	39,105	40,869
Capital lease obligation	73	—
TOTAL LONG-TERM LIABILITIES	245,050	248,481

TOTAL LIABILITIES	262,994	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,792,387 shares at March 31, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,183	125,952
Accumulated deficit	(63,044)	(59,876)
Accumulated other comprehensive income	22	11
TOTAL STOCKHOLDERS' EQUITY	63,163	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,157	$332,776
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
REVENUES
Equipment rentals	$11,044	$11,453
Retail equipment sales	1,301	3,710
Used rental equipment sales	2,319	3,799
Retail parts sales	2,167	1,778
Transportation	1,773	1,193
Equipment repairs and maintenance	2,482	3,132
TOTAL REVENUES	21,086	25,065

COST OF REVENUES
Salaries, payroll taxes and benefits	2,544	2,751
Depreciation	4,604	4,671
Retail equipment sales	1,150	3,131
Used rental equipment sales	1,919	2,602
Retail parts sales	1,742	1,351
Transportation	1,776	1,131
Equipment repairs and maintenance	2,377	2,881
Yard operating expenses	792	824
TOTAL COST OF REVENUES	16,904	19,342

GROSS PROFIT	4,182	5,723

Selling, general and administrative expenses	5,919	6,081
Other depreciation and amortization	258	284
LOSS FROM OPERATIONS	(1,995)	(642)

OTHER INCOME (EXPENSES)
Other income	11	5
Interest expense	(2,972)	(2,515)
Foreign currency exchange losses	(152)	(116)
TOTAL OTHER INCOME (EXPENSES)	(3,113)	(2,626)

LOSS BEFORE INCOME TAXES	(5,108)	(3,268)

BENEFIT FOR INCOME TAXES	(1,939)	(1,106)

NET LOSS	$(3,169)	$(2,162)

Weighted average shares outstanding:
Basic	24,789,338	24,611,513
Diluted	24,789,338	24,611,513

Loss per share:
Basic	$(0.13)	$(0.09)
Diluted	$(0.13)	$(0.09)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,169)	$(2,162)

Other comprehensive income (loss)
Foreign currency translation adjustments	11	(5)
Other comprehensive income (loss)	11	(5)

Comprehensive loss	$(3,158)	$(2,167)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,169)	$(2,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	4,778	4,871
Amortization of loan acquisition costs and other intangibles	579	485
Amortization of promissory notes discount	—	24
Gain on sale of rental equipment	(400)	(1,197)
Deferred income taxes	(1,958)	(649)
Share based compensation expense	81	112
Changes in operating assets and liabilities:
Accounts receivable, net	(189)	(1,952)
Other receivables	287	199
Prepaid expenses and other assets	(80)	(151)
Retail equipment inventory	(686)	1,181
Spare parts inventory	(281)	132
Accounts payable and accrued expenses	237	(3,430)
Unearned rental revenue	171	270
Customer deposits	(91)	413
Total change in operating assets and liabilities	(632)	(3,338)

NET CASH USED IN OPERATING ACTIVITIES	(721)	(1,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(591)	(142)
Purchases of property and equipment	(64)	(194)
Accounts receivable from rental equipment sales	804	(466)
Proceeds from sale of rental equipment	2,319	3,799

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,468	2,997

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	21,378	24,546
Payments on revolving credit facilities	(22,832)	(63,948)
Proceeds from term loan	—	40,000
Payments on term loan	(500)	—
Payments on purchase money security interest debt	(229)	(405)
Payments on capital lease obligation	—	(2)
Employer repurchase of shares to satisfy minimum tax withholding	—	(103)
Payments for loan acquisition costs	(36)	(6,586)

NET CASH USED IN FINANCING ACTIVITIES	(2,219)	(6,498)

Effect of exchange rate changes on cash and cash equivalents	153	74

NET DECREASE IN CASH AND CASH EQUIVALENTS	(319)	(5,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,349	8,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,030	$3,108

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2014	2013

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$150	$150
Equipment purchased directly through short-term debt obligation	$525	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$2,972	$2,710
Cash paid for income taxes, net	$18	$36

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Significant Accounting Policies

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of our significant accounting policies.

Reclassifications

Certain prior year amounts in the consolidated statements of operations and segment information note have been reclassified to conform to the current year presentation. The reclassifications had no effect on net loss, earnings per share or shareholders' equity.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and the related disclosures.  Accordingly, actual results could materially differ from those estimates.  Significant estimates include the allowance for doubtful accounts and credit memos, spare parts inventory obsolescence reserve, useful lives for rental equipment and property and equipment, deferred income taxes, personal property tax receivable and accrual, loss contingencies and the fair value of financial instruments.

Fair Value of Financial Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to be held and used to management's best estimate of future undiscounted cash flows expected to result from the use of these assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated fair value of the assets is measured by estimating the present value of the future discounted cash flows to be generated.

During the three months ended March 31, 2014, and as a result of continuing losses and depressed utilization rates the Company determined that triggering event had occurred at Essex Crane, which caused the Company to determine if an impairment of these long-lived assets was necessary.

Application of the long-lived asset impairment test requires judgment, including the identification the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for the three months ended March 31, 2014.

The Company also assessed whether a triggering event for potential impairment of its other equipment assets existed, and it was determined that no such event occurred for these assets during the three months ended March 31, 2013.

 Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. Under the new guidance, an entity has the option to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the statement of operations line items affected by the reclassification. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance during the three months ended March 31, 2013 and has disclosed the reclassifications out of other comprehensive income and the effect on the statement of operations line items within the notes to the consolidated financial statements.

In July 2013, the FASB issued authoritative guidance regarding the financial statement presentation of unrecognized tax benefits. Under the new guidance, unrecognized tax benefits, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years,

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

beginning after December 15, 2013. The company adopted this guidance for the fiscal year beginning January 1, 2014. Adoption of this guidance did not have a material impact on the Company's financial results.

3.	Intangible Assets

As of March 31, 2014 and December 31, 2013, goodwill related to the acquisition of Coast Crane's assets was approximately $1.8 million. Goodwill represents the excess of the total consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets at March 31, 2014 (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$785	$(785)	$—
Essex Crane trademark	804	(804)	—
Coast Crane customer relationship	1,500	(714)	786
Coast Crane trademark	600	(400)	200
	$3,689	$(2,703)	$986

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2013 (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship	$785	$(785)	$—
Essex Crane trademark	804	(804)	—
Coast Crane customer relationship	1,500	(661)	839
Coast Crane trademark	600	(370)	230
	$3,689	$(2,620)	$1,069

The Company’s amortization expense associated with other intangible assets was approximately $0.1 million for each of the three month periods ended March 31, 2014 and 2013.

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2014 for the years ended December 31 (amounts in thousands):

2014	$251
2015	324
2016	214
2017	197
Total	$986

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	March 31, 2014	December 31, 2013	March 31, 2014	Date Ranges
Essex Crane revolving credit facility	$147,353	$148,149	3.92%	October 2016
Coast Crane revolving credit facility	16,675	17,333	5.31%	March 2017
Term loan	36,000	36,500	5.25%	June 2015 to March 2017
Term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	3,655	3,655	18.00%	October 2016
Purchase money security interest debt	2,189	1,975	4.86%	September 2015 to October 2018
Purchase money security interest debt - short-term	1,041	959	4.86%	within 1 year
Total debt obligations outstanding	$208,913	$210,571

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

Borrowings under the Essex Crane Revolving Credit Facility, as amended, accrue interest at the borrower’s option of either (a) the bank’s prime rate (3.25% at March 31, 2014) plus an applicable margin or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) (0.15% at March 31, 2014) plus an applicable margin. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility. At March 31, 2014 and December 31, 2013, the applicable prime rate margin, Euro-dollar LIBOR margin, and unused line commitment fee were 1.75%, 3.75% and 0.375%, respectively.

The maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $165.0 million and $170.1 million as of March 31, 2014 and December 31, 2013, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $17.4 million and $21.9 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, there was $11.9 million and $9.3 million, respectively, of available formulated collateral in excess of the maximum borrowing amounts of approximately $165.0 million and $170.1 million, respectively. Although the Essex Crane Revolving Credit Facility limits Essex Crane’s ability to incur additional indebtedness, Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness of up to $1.5 million outstanding at any time, subject to certain conditions set forth in the Essex Crane Revolving Credit Facility.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $150.0 million and $130.0 million beginning on March 31, 2015 and February 28, 2016, respectively, and Essex Crane is required to have availability in excess of 10% of the outstanding commitment. At March 31, 2014, Essex Crane had approximately $1.1 million of liquidity available under the Essex Crane Revolving Credit Facility to fund operations. The Company intends to use the proceeds from crawler crane assets sales and cash flows generated by operations to meet the commitment reductions, however, it is likely that other financing sources will be required to fully meet the March 31, 2015 and February 28, 2016 commitment reductions.

As of March 31, 2014, and for the three months then ended, Essex Crane was in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility, as amended.  Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

On May 7, 2012, the Coast Crane Revolving Credit Facility was amended to provide certain limitations on net capital expenditures and a $3.7 million “first amendment reserve” (as defined in the Coast Crane Revolving Credit Facility). The amendment also provides for a modified fixed charge coverage ratio of 1.20 to 1.00 as well as an obligation of Essex to contribute, or cause to be contributed, to Coast Crane up to $2.5 million to the extent that EBITDA for Coast Crane for the year ending December 31, 2012 was less than $6.0 million. Coast Crane EBITDA for the year ended December 31, 2012 exceeded the $6.0 million threshold and no contribution from Essex was required. The amendment also reduced the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane may incur to $7.0 million for the year ending December 31, 2013 and $10.0 million thereafter. All other terms of the November 14, 2011 amendment and restatement remained in effect following such amendment.

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

On February 21, 2014, Coast Crane and Coast Crane Ltd. entered into a First Amendment to the Second Amended and Restated Credit Agreement to amend the mandatory prepayment provision to exclude proceeds received from permitted equipment asset

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sales and to waive an event of default that occurred as a result of permitted equipment asset sales and the failure to apply proceeds to the term loan under the Coast Crane Credit Agreement. In addition, the First Amendment amends the borrowing base calculation as it relates to new equipment inventory, and creates a progressive new equipment inventory cap based on a leverage ratio.

Under the terms of the February 21, 2014 amendment, Coast Crane and Coast Crane Ltd. may borrow, repay and reborrow under the Coast Crane Facility. Coast Crane’s ability to borrow under the Coast Crane Facility is subject to, among other things, a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane accounts, (b) the lesser of 50% of eligible Coast Crane inventory and $5.0 million, (c) the lesser of (i) 95% of the lesser of (x) the Net Orderly Liquidation Value and (y) the invoice cost, of U.S. Eligible New Sale Equipment Inventory and (ii) the U.S. Eligible New Sale Equipment Inventory Cap (as hereinafter defined) and (d) 85% of the net orderly liquidation value of eligible other equipment, less reserves established by the lenders and the liquidity reserve. Coast Crane Ltd.’s ability to borrow under the Coast Crane Facility is subject to among other things, a borrowing base which is calculated as the sum of (a) 85% of eligible Coast Crane Ltd. accounts, (b) the lesser of 50% of eligible Coast Crane Ltd. inventory and $0.8 million, (c) the lesser of (i) 95% of the lesser of (x) the net orderly liquidation value and (y) the invoice cost, of eligible new Coast Crane Ltd. equipment and (ii) $2.0 million and (d) 85% of the net orderly liquidation value of eligible other Coast Crane Ltd. equipment, less reserves established by the lenders and the liquidity reserve.

The U.S. Eligible New Sale Equipment Inventory Cap shall mean the U.S. Eligible New Sale Equipment Inventory Cap in effect from time to time determined based upon the applicable leverage ratio then in effect. The U.S. Eligible New Sale Equipment Inventory Cap is adjusted from $4.0 million to $15.0 million based on the applicable leverage ratio then in effect and also based on the amount of U.S. Eligible New Sale Equipment Inventory that is under a written agreement to be sold to a customer.

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At March 31, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.23%, 3.25% and 0.50%, respectively. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $34.9 million and $34.4 million as of March 31, 2014 and December 31, 2013, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $9.4 million and $8.2 million, respectively, after certain lender reserves of $8.8 million and $8.9 million as of March 31, 2014 and December 31, 2013, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of March 31, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $38.0 million and $38.5 million, respectively. At March 31, 2014 and December 31, 2013, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

On April 29, 2014, Coast Crane entered into a Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement. The purpose of the Second Amendment is to adjust the minimum fixed charge coverage ratio requirement to 0.88 to 1.00, 1.00 to 1.00 and 1.10 to 1.00 from 1.20 to 1.00, for the trailing twelve month periods ended April 30, 2014, May 31, 2014 and June 30, 2014, respectively. The minimum required fixed charge coverage ratio for the trailing twelve month periods ending July 31, 2014 and thereafter will remain 1.20 to 1.00. In addition, the Second Amendment waives any event of default arising from Coast Crane’s breach of the minimum 1.20 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended March 31, 2014, so long as the fixed charge coverage ratio for such period is at least equal to 1.00 to 1.00. Further, under the amendment, Coast Crane is required to achieve a minimum trailing twelve month EBITDA threshold as of the last day of the month of $7.7 million for March 2014 through August 2014; $7.9 million for September 2014 through November 2014; $8.0 million for December 2014 through February 2015; $8.2 million for March 2015 through May 2015; and $8.3 million for June, 2015 and thereafter. All other terms of the February 21, 2014 amendment and restatement remained in effect following such amendment.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Coast Crane was not in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility, as amended, at March 31, 2014 due to the fixed charge coverage ratio failing to meet the required minimum ratio. The Second Amendment to the Coast Crane Revolving Credit Facility, entered into on April 28, 2014, waived any event of default and Coast Crane is currently in compliance with the Second Amendment to the Second Amended and Restated Credit Agreement. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the 3 year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. As of March 31, 2014 and December 31, 2013, the discount related to the fair value of the detachable warrants was fully amortized.

On December 31, 2013, the unsecured promissory notes were amended and restated to extend the maturity date to the earlier of October 31, 2016 or the consummation of any Essex Crane Revolving Credit Facility refinancing to the extent that the terms and conditions of the refinancing permit the Company to use the proceeds from refinancing for the repayment of the outstanding principal balance on the unsecured promissory notes. In addition, beginning on January 1, 2014, interest accrues on the outstanding promissory notes at a per annum rate of 18.0% and is payable in arrears.

As of March 31, 2014 and December 31, 2013, the outstanding principal balance on the unsecured promissory notes was approximately $3.7 million. Interest accrued on the outstanding promissory notes at a per annum rate of 18.0% and 10.0% at March 31, 2014 and December 31, 2013, respectively, and is payable annually in arrears.

Purchase Money Security Interest Debt

As of March 31, 2014, the Company's purchase money security interest debt consisted of the financing of twelve pieces of equipment. Eleven of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. One of the debt obligations accrues interest at a rate of 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to October 2018. As these loans are amortizing, approximately $1.0 million of the total $3.2 million in principal payments is due prior to March 31, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2014.

As of December 31, 2013, the purchase money security interest debt consisted of the financing of eleven pieces of equipment with an outstanding balance of approximately $2.9 million. The interest rates at December 31, 2013 ranged from LIBOR plus 3.25% to LIBOR plus 5.38% for ten of the debt obligations.  One of the debt obligations accrued interest at a rate of 8.29% as of December 31, 2013.

As described above, Essex Crane and Coast Crane (including Coast Crane Ltd.) are permitted to incur up to $1.5 million and $10.0 million, respectively, of secured purchase money indebtedness under the terms of, and subject to certain conditions set forth in, the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, respectively.

5.	Fair Value

The FASB issued a statement on Fair Value Measurements which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets:

•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s total debt obligations was approximately $210.2 million and $212.0 million as of March 31, 2014 and December 31, 2013, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

6.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2014 (amounts in thousands):

Foreign Currency Translation Adjustments
Beginning balance	$11
Other comprehensive income (loss) before reclassifications	11
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income (loss)	11
Ending balance	$22

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2013 (amounts in thousands):

Foreign Currency Translation Adjustments
Beginning balance	$10
Other comprehensive income (loss) before reclassifications	(5)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income (loss)	(5)
Ending balance	$5

7.	Earnings per Share and Comprehensive Income

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except per share data):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,169)	$(2,162)
Weighted average shares outstanding:
Basic	24,789	24,612
Effect of dilutive securities:
Warrants	—	—
Options	—	—
Diluted	24,789	24,612
Basic earnings (loss) per share	$(0.13)	$(0.09)
Diluted earnings (loss) per share	$(0.13)	$(0.09)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the three months ended March 31, 2014 and 2013 are 493,670 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

The weighted average restricted stock outstanding that could be converted into 16,608 and zero common shares for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero and 62,286 common shares for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,776 common shares for the three months ended March 31, 2013 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of March 31, 2014 and 2013, there were 1,313,879 and 1,474,719 stock options outstanding, respectively, which are exercisable at weighted average exercise prices of $4.75 and $5.45, respectively. As of March 31, 2013, there were 90,000 privately issued warrants outstanding which were exercisable at a weighted average exercise price of $0.01. The warrants were exercised in full on October 24, 2013.

8.	Income Taxes

The Company’s effective tax rate of 38.0% for the three months ended March 31, 2014 was higher than the statutory federal rate due to state taxes and discrete items such as changes in the state valuation allowances and audit activity. The Company’s effective tax rate of 33.8% for the three months ended March 31, 2013 was lower than the statutory federal rate due to state taxes.

As of March 31, 2014, the Company has unused federal net operating loss carry-forwards totaling approximately $152.5 million that begin expiring in 2022. As of March 31, 2014, the Company also has unused state net operating loss carry-forwards totaling approximately $82.1 million which expire between 2014 and 2035. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. The Company had unused federal and state net operating loss carry-forwards totaling approximately $143.8 million and $77.3 million, respectively, as of December 31, 2013.

The Company also has remaining excess tax goodwill of approximately $3.1 million as of March 31, 2014 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2013.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2010.

The Company had unrecognized tax benefits of approximately $0.1 million as of March 31, 2014 primarily associated with tax positions taken in a prior year. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2013.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Stock Options

Stock options granted to employees have a 10 year life and vest one-third annually beginning one year from the date of issue. The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the 3 year service period of the award. The Company has granted to certain present and former key members of management options to purchase 100,000 shares at $3.26 per share, 75,000 shares at $3.02 per share, 100,000 shares at $4.26 per share, 423,750 shares at $5.58 per share, 485,969 shares at $6.45 per share, and 565,000 shares at $4.50 per share on grant dates of March 13, 2014, November 15, 2013, June 18, 2013, January 14, 2011, March 18, 2010, and December 18, 2008, respectively.

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating expected volatility for the 2008 and 2010 option grants was based on the volatility of its peers since the Company only had operations for a short period of time as of the grant date. The Company’s method of estimating the expected volatility for the 2011, 2013 and 2014 option grants was based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

Based on the results of the model, the weighted average fair value of the stock options granted were $1.88, $1.95, $2.79, $3.19, $3.76 and $2.54 per share for the options granted on March 13, 2014, November 15, 2013, June 18, 2013, January 14, 2011, March 18, 2010, and December 18, 2008, respectively, using the following assumptions (amounts in thousands):

	Grant Date
	2014	2013 (1)	2013 (2)	2011	2010	2008
Expected dividend yield	—%	—%	—%	—%	—%	—%
Risk-free interest rate	1.84%	1.71%	1.33%	2.31%	2.79%	1.43%
Expected volatility	71.12%	72.71%	74.98%	60.00%	61.00%	61.00%
Expected life of option	6 years	6 years	6 years	6 years	6 years	6 years
Grant date fair value	$188	$146	$279	$1,352	$1,827	$1,435

(1)	Stock options granted on November 15, 2013

(2)	Stock options granted on June 18, 2013

On November 11, 2013 and May 31, 2013, the Company entered into separation agreements with its former Chief Executive Officer and former Chief Financial Officer, respectively. In accordance with the terms of the separation agreements, and as permitted under the terms of the applicable option awards, the Company agreed that options awarded to the former executives of the Company on December 18, 2008 and January 14, 2011, to the extent vested, will remain exercisable until the ten year anniversary of the applicable grant date, instead of expiring 90 days following the date employment was terminated, as provided in the option award agreements. The separation agreements resulted in the forfeiture of 403,353 vested options issued under the March 18, 2010 option grant and 32,487 unvested options issued under the January 14, 2011 option grant.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Shares of Common Stock

On November 15, 2013, the Company granted to a key member of management 50,000 shares of restricted common stock with an aggregate grant date fair value of $0.2 million. One-third of the restricted shares are scheduled to vest on June 30, 2014, June 30, 2015 and June 30, 2016, respectively, and as such, no shares were vested as of March 31, 2014.

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $0.3 million. One-third of the restricted shares are scheduled to vest on May 20, 2014, May 20, 2015 and May 20, 2016, respectively, and as such, no shares were vested as of March 31, 2014.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $0.9 million. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of March 31, 2014 and 2013.

The Company recorded $0.1 million and $0.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively. There was approximately $0.9 million and $0.7 million of total unrecognized compensation cost as of March 31, 2014 and December 31, 2013, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued 45,719 and 43,715 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the three months ended March 31, 2014 and 2013, respectively. The Company issued 3,155 shares of common stock for services provided by one member of the Board of Directors during the three months ended March 31, 2014. The Company issued 83,469 shares of restricted common stock to certain employees during the three months ended March 31, 2013. The Company withheld 29,489 common shares to cover the employee tax obligation related to the restricted shares issuance during the three months ended March 31, 2013.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Segment revenues
Equipment rentals	$15,136	$16,445
Equipment distribution	1,301	3,710
Parts and service	4,649	4,910
Total revenues	$21,086	$25,065
Segment gross profit
Equipment rentals	$2,865	$4,018
Equipment distribution	10	409
Parts and service	1,307	1,296
Total gross profit	$4,182	$5,723

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	March 31, 2014	December 31, 2013
Segment identified assets
Equipment rentals	$300,503	$307,372
Equipment distribution	4,260	5,150
Parts and service	6,985	5,261
Total segment identified assets	311,748	317,783
Non-segmented identified assets	14,409	14,993
Total assets	$326,157	$332,776

The Company operates primarily in the United States. Our sales to international customers for the three months ended March 31, 2014 were 9% of total revenues. Sales to customers in Canada represented 5% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment rentals segment for the three months ended March 31, 2014, one customer individually accounted for approximately 12% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2014, five customers individually accounted for approximately 22%, 21%, 21%, 21% and 14% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended March 31, 2013 were 8% of total revenues. Sales to customers in Canada represented 8% of total revenues. One customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended March 31, 2013, one customer individually accounted for approximately 76% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at March 31, 2014 totaled approximately $3.2 million, including long-lived assets totaling approximately $2.2 million. At December 31, 2013, total assets located in Canada totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million.

12.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended March 31, 2014 and 2013 each include approximately $23,064 of rent expense related to these agreements.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.0 million and $1.8 million, respectively, as of March 31, 2014 and approximately $3.3 million and $2.0 million, respectively, as of December 31, 2013.

13.	Subsequent Events

On April 29, 2014, Coast Crane entered into a Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement. The purpose of the Second Amendment is to adjust the minimum fixed charge coverage ratio requirement to 0.88 to 1.00, 1.00 to 1.00 and 1.10 to 1.00 from 1.20 to 1.00, for the trailing twelve month periods ended April 30, 2014, May 31, 2014 and June 30, 2014, respectively. The minimum required fixed charge coverage ratio for the trailing twelve month periods ending July 31, 2014 and thereafter will remain 1.20 to 1.00. In addition, the Second Amendment waives any event of default arising from Coast Crane’s breach of the minimum 1.20 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended March 31, 2014, so long as the fixed charge coverage ratio for such period is at least equal to 1.00 to 1.00. Further, under the amendment, Coast Crane is required to achieve a minimum trailing twelve month EBITDA threshold as of the last day of the month of $7.7 million for March 2014 through August 2014; $7.9 million for September 2014 through November 2014; $8.0 million for December 2014 through February 2015; $8.2 million for March 2015 through May 2015; and $8.3 million for June, 2015 and thereafter. All other terms of the February 21, 2014 amendment and restatement remained in effect following such amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2014, and its results of operations for the three months ended March 31, 2014 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Equipment Rental Segment    We offer crawler cranes and attachments, rough terrain cranes, boom trucks and tower cranes for rent. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes.  In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges, fuel charges, and in rare instances, third party contracted operator labor. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between four and eighteen months. Rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

In summary, for the three months ended March 31, 2014, 71.8% of total revenues were derived from our equipment rental segment, 6.2% from our equipment distribution segment and 22.0% from our parts and service segment.

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

The following table provides a summary of utilization rates calculated using the “days” method for the three months ended March 31, 2014 and 2013 for the equipment types owned during those periods:

	Three Months Ended March 31,
	2014	2013
Crawler Cranes	40.9%	43.9%
Rough Terrain Cranes	58.2%	58.4%
Boom Trucks	46.1%	43.4%
Self-Erecting Tower Cranes	44.1%	46.7%
City & Other Tower Cranes	39.1%	58.4%

Fleet Overview

As of March 31, 2014 and December 31, 2013, the total orderly liquidation value of the rental equipment fleet was approximately $344.4 million and $345.6 million, respectively.

The Company remains focused on reshaping our asset portfolio and repositioning our fleet through the sale of rental equipment assets, which management believes will improve utilization and increase the return on invested capital. The Company intends to use the proceeds from the sale of rental equipment assets to rebalance the Company's rental fleet mix and reduce debt.

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

The following table provides a summary of Adjusted EBITDA for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,169)	$(2,162)
Benefit for income taxes	(1,939)	(1,106)
Foreign currency exchange (gains) losses	152	116
Interest expense	2,972	2,515
Other income	(11)	(5)
Loss from operations	(1,995)	(642)

Depreciation	4,604	4,671
Other depreciation and amortization	258	284
Adjusted EBITDA	$2,867	$4,313

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The Company had a net loss of $3.2 million for the three months ended March 31, 2014. Total revenue, cost of revenues and gross profit were $21.1 million, $16.9 million and $4.2 million, respectively, for the three months ended March 31, 2014. Total selling, general, administrative and other expenses of $6.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.0 million for the three months ended March 31, 2014. The Company had an income tax benefit of $1.9 million for the three months ended March 31, 2014 related to loss before income taxes of $5.1 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation, was $2.9 million for the three months ended March 31, 2014.

The Company had a net loss of $2.2 million for the three months ended March 31, 2013. Total revenue, cost of revenues and gross profit were $25.1 million, $19.3 million and $5.7 million, respectively, for the three months ended March 31, 2013. Total selling, general, administrative and other expenses of $6.4 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.5 million for the three months ended March 31, 2013. The Company had an income tax benefit of $1.1 million for the three months ended March 31, 2013 related to loss before income taxes of $3.3 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation expense, was $4.3 million for the three months ended March 31, 2013.

Revenues

Revenues for the three months ended March 31, 2014 were $21.1 million, a 15.9% decrease compared to revenues of $25.1 million for the three months ended March 31, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Segment revenues
Equipment rentals	$15,136	$16,445	$(1,309)	(8.0)%
Equipment distribution	1,301	3,710	(2,409)	(64.9)%
Parts and service	4,649	4,910	(261)	(5.3)%
Total revenues	$21,086	$25,065	$(3,979)	(15.9)%

Equipment Rentals

Equipment rental segment revenues, which represents 71.8% of total revenues, was $15.1 million for the three months ended March 31, 2014, an 8.0% decrease from $16.4 million for the three months ended March 31, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Equipment rentals revenue, which represented 52.4% of total revenues, was $11.0 million for the three months ended March 31, 2014, a 3.6% decrease from $11.5 million for the three months ended March 31, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The slight decrease in equipment rentals revenue is primarily related to a decline in utilization and rental revenue generated from the traditional crawler cranes, and the city and other tower crane fleet. Ancillary revenues for the three months ended March 31, 2013 were higher than usual due to third party operator revenues that were part of a project utilizing our elevator lifts within that period. While there was a decrease in hydraulic crawler crane utilization, it was largely offset by an increase in average rental rates. The overall increase in average rental rates for the hydraulic crawler cranes is primarily attributed to the mix of cranes on rent within the group, although most subclasses within the hydraulic crawler crane fleet have experienced increases in average rental rates when compared to the three months ended March 31, 2013. The decreases in revenue related to the decreases in utilization previously mentioned were partially offset by an increase in rental revenue generated from hydraulic crawler crane attachments, which were utilized throughout the period for power and petrochemical projects in the Midwest and Gulf Coast regions.

There was an increase in average crawler crane rental rate of 3.8% to $17,622 (per crane per rental month) for the three months ended March 31, 2014 from $16,975 for the three months ended March 31, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the three months ended March 31, 2013. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the three months ended March 31, 2013, management does not expect a significant increase in average rental rates on an individual group basis until utilization rates recover significantly.

Utilization for rough terrain cranes for the three months ended March 31, 2014 and 2013 was 58.2% and 58.4%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The slight decline in utilization was driven by a decrease in demand from the power end market. Boom truck utilization increased to 46.1% for the three months ended March 31, 2014 compared to 43.4% for the three months ended March 31, 2013. Strengthening demand in the general building, petrochemical and transportation end markets was the primary factor for increased boom truck utilization. Tower crane utilization was 44.1% and 39.1% for the self-erecting and city & other tower cranes, respectively, for the three months ended March 31, 2014 as compared to 46.7% and 58.4% for the self-erecting and city & other tower cranes, respectively, for the three months ended March 31, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Management believes that the construction industry is gradually recovering from historic recession levels and that there is still a large opportunity for growth to match prior peak levels. The decline in utilization for certain classes compared to the prior year is primarily attributed to the lingering result of the larger than average amount of rental ends over the prior two quarters. Within the first quarter of 2014, management has identified further indicators of an improving economic environment, including, but not limited to, sequential improvements in utilization on rough terrain cranes and city & other tower cranes, along with increased order intake and quoting activity on the crawler crane fleet as compared to activity from the prior year.

Transportation revenue, which represents 8.4% of total revenues, was $1.8 million for the three months ended March 31, 2014, a 48.6% increase from $1.2 million for the three months ended March 31, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment. Transportation revenues were positively impacted by the large hydraulic crawler crane attachment rentals that were shipped within the quarter.

Used rental equipment sales revenue was $2.3 million for the three months ended March 31, 2014; a $1.5 million or 39.0% decrease compared to the three months ended March 31, 2013. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million for the three months ended March 31, 2013. The decrease in total used rental equipment sales revenue is primarily attributable to the sale of aerial work platforms as part of a strategic decision to eliminate this equipment class from our rental fleet during the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company sold eight pieces of used rental equipment. During the three months ended March 31, 2013, the Company sold eighty-six pieces of rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 6.2% of total revenue, was $1.3 million for the three months ended March 31, 2014, a 64.9% decrease from $3.7 million for the three months ended March 31, 2013. The decrease in equipment distribution segment revenue is primarily attributable to the size of sales transactions as compared to the prior year. During the three months ended March 31, 2013, the Company had a large sales transaction generate sales proceeds of approximately $2.8 million.

Parts and Service

Parts and service segment revenue, which represents 22.0% of total revenue, was $4.6 million for the three months ended March 31, 2014, a 5.3% decrease from $4.9 million for the three months ended March 31, 2013. The decrease is primarily attributable to a decrease in repair and maintenance work performed on equipment currently on lease.

Gross Profit

Gross Profit for the three months ended March 31, 2014 was $4.2 million, a 26.9% decrease from gross profit of $5.7 million for the three months ended March 31, 2013. Gross profit margin was 19.8% for the three months ended March 31, 2014 compared to 22.8% for the three months ended March 31, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Segment gross profit (loss)
Equipment rentals	$2,865	$4,018	$(1,153)	(28.7)%
Equipment distribution	10	409	(399)	(97.6)%
Parts and service	1,307	1,296	11	0.8%
Total gross profit	$4,182	$5,723	$(1,541)	(26.9)%

Equipment rentals segment gross profit of $2.9 million for the three months ended March 31, 2014 decreased $1.2 million or 28.7% as compared to the three months ended March 31, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.4 million for the three months ended March 31, 2014, a 66.6% decrease from $1.2 million for the three months ended March 31, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended March 31, 2014.

Equipment distribution segment gross profit of approximately $10,000 (0.8% margin) for the three months ended March 31, 2014 decreased $0.4 million, or 97.6%, from $0.4 million (11.0% margin) for the three months ended March 31, 2013. The decreased gross profit and margin are functions of lower profit margins on individual sale transactions and lower sales volume during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company had a large sales transaction with a gross profit of $0.4 million.

Parts and service segment gross profit of $1.3 million (28.1% margin) for the three months ended March 31, 2014 increased approximately $11,000 or 0.8% from $1.3 million (26.4% margin) for the three months ended March 31, 2013. The parts and service segment gross profit decrease was driven by lower repair and maintenance work performed on equipment currently on lease.

Total selling, general, administrative and other expenses for the three months ended March 31, 2014 and 2013 were $6.2 million and $6.4 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in bad debt expense of $0.1 million, professional, and consulting and legal expense of $0.1 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million and $0.1 million of non-cash stock based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

Interest expense increased 18.2% to $3.0 million for the three months ended March 31, 2014 from $2.5 million for the three months ended March 31, 2013. The increase in interest expense is related primarily to a an increase in interest rates as a result of the Essex Crane Revolving Credit Facility amendment entered into at the end of March 2013.

Income tax benefit was $1.9 million for the three months ended March 31, 2014 compared to a $1.1 million for the three months ended March 31, 2013.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 38.0% and 33.8% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment.

Essex had 241 full-time employees at March 31, 2014 compared to 253 full-time employees at March 31, 2013.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the three months ended March 31, 2014 was $0.7 million. This was primarily the result of net loss of $3.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, resulted in a use of cash of approximately $0.1 million. The negative cash flows from operating activities were increased by a total change in operating assets and liabilities of $0.6 million, which was comprised of a $0.2 million increase in accounts receivable, a $0.1 million increase in prepaid expenses, a $0.7 million increase in retail equipment, a $0.3 million increase in spare parts inventory and a $0.1 million decrease in customer deposits. These uses of cash were partially offset by a $0.3 million decrease in other receivables a $0.2 million increase in accounts payable and accrued expenses, and a $0.2 million increase in unearned rental revenue.

The Company’s cash used by operating activities for the three months ended March 31, 2013 was $1.9 million. This was primarily the result of net loss of $2.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, including amortization of the promissory note discount, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, provided cash flows of $1.5 million. The cash flows from operating activities were decreased by a total change in operating assets and liabilities of $3.3 million, which was comprised of a a $2.0 million increase in accounts receivable, $0.2 million increase in prepaid expenses and other assets and a $3.4 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $0.2 million decrease in other receivables, a $1.2 million decrease in retail equipment inventory, a $0.1 million decrease in spare parts inventory, a $0.3 million increase in unearned rental revenue and a $0.4 million increase in customer deposits.

Cash flow from investing activities. The Company's cash provided by investing activities for the three months ended March 31, 2014 was $2.5 million. This was primarily the result of proceeds from the sale of rental equipment of $2.3 million and a decrease in accounts receivable from rental equipment sales of $0.8 million. These sources of cash were partially offset by purchases of rental equipment of $0.6 million and purchases of property and equipment of $0.1million.

The Company's cash provided by investing activities for the three months ended March 31, 2013 was $3.0 million. This was primarily the result of proceeds from the sale of rental equipment of $3.8 million. This source of cash was partially offset by purchases of rental equipment of $0.1 million, purchases of property and equipment of $0.2 million and and increase in accounts receivable from rental equipment sales of $0.5 million.

Cash flow from financing activities. The Company's cash used in financing activities for the three months ended March 31, 2014 was $2.2 million. This was primarily the result of net payments made on the revolving credit facilities of $1.5 million, payments on the term loan of $0.5 million, payments on purchase money security interest debt of $0.2 million and payments for loan acquisition costs related to the amendment of the Coast Crane Revolving Credit Facility of approximately $37,000. Gross borrowings and payments on the revolving credit facilities were $21.4 million and $22.8 million, respectively, for the period. Gross borrowings and payments on the purchase money security interest debt for the period were $0.5 million and $0.2 million, respectively.

The Company's cash used in financing activities for the three months ended March 31, 2013 was $6.5 million. This was primarily the result of payments made for loan acquisition costs of $6.6 million as a result of refinancing the Essex Crane Revolving Credit Facility and the Coast Crane Revolving Credit Facility. This financing activity use of cash was increased by the payments on purchase money security interest debt of $0.4 million and employer repurchase of shares to satisfy minimum tax withholdings of $0.1 million and was partially offset by net borrowings on the revolving credit facilities and term loan of $0.6 million. Gross borrowings and payments on the revolving credit facilities were $24.5 million and $63.9 million respectively, for the period. Gross proceeds from the term loan were $40.0 million. Gross borrowings and payments on the purchase money security interest debt for the period were $0.5 million and $0.4 million, respectively.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $2.3 million and $3.8 million, respectively, during the three months ended March 31, 2014 and 2013, were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of March 31, 2014, we had approximately $26.9 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $1.0 million of cash on hand; providing the company with $27.9 million of potential liquidity.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. As of March 31, 2014, Essex Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $165.0 million, of which $147.4 million was outstanding, and Coast Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $74.9 million, of which $54.7 million was outstanding. Each facility is secured by a first priority lien on all of the applicable borrower’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral. We also have approximately $6.9 million of other term debt, $3.7 million of which is unsecured while the remaining amount is secured by specific equipment. The Essex Crane Revolving Credit Facility and the Coast Crane Credit Facility mature in October 2016 and March 2017, respectively, and the unsecured promissory notes mature in October 2016. No assurance can be given that we will be able to refinance our credit facilities or other debt obligations prior to their respective maturity dates upon terms acceptable to us.

The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $150.0 million and $130.0 million beginning on March 31, 2015 and February 28, 2016, respectively, and Essex Crane is required to have availability in excess of 10% of the outstanding commitment. At March 31, 2014, Essex Crane had approximately $1.1 million of liquidity available under the Essex Crane Revolving Credit Facility to fund operations. The Company intends to use the proceeds from crawler crane assets sales and cash flows generated by operations to meet the commitment reductions, however, it is likely that other financing sources will be required to fully meet the March 31, 2015 and February 28, 2016 commitment reductions.

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

On April 29, 2014, Coast Crane entered into a Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement. The purpose of the Second Amendment is to adjust the minimum fixed charge coverage ratio requirement to 0.88 to 1.00, 1.00 to 1.00 and 1.10 to 1.00 from 1.20 to 1.00, for the trailing twelve month periods ended April 30, 2014, May 31, 2014 and June 30, 2014, respectively. The minimum required fixed charge coverage ratio for the trailing twelve month periods ending July 31, 2014 and thereafter will remain 1.20 to 1.00. In addition, the Second Amendment waives any event of default arising from Coast Crane’s breach of the minimum 1.20 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended March 31, 2014, so long as the fixed charge coverage ratio for such period is at least equal to 1.00 to 1.00. Further, under the amendment, Coast Crane is required to achieve a minimum trailing twelve month EBITDA threshold as of the last day of the month of $7.7 million for March 2014 through August 2014; $7.9 million for September 2014 through November 2014; $8.0 million for December 2014 through February 2015; $8.2 million for March 2015 through May 2015; and $8.3 million for June, 2015 and thereafter. All other terms of the February 21, 2014 amendment and restatement remained in effect following such amendment.
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

Contractual Obligations

During the three and three months ended March 31, 2014, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements

During the three and three months ended March 31, 2014, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies
Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the propriety of our estimated useful life of rental equipment and property and equipment, the adequacy of the allowance for doubtful accounts, income taxes, the potential impairment of long-lived assets including intangible assets and derivative financial instruments.

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of March 31, 2014. The weighted average interest rate in effect on all of the Company’s borrowings at March 31, 2014 was 4.53%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at March 31, 2014 would increase our interest expense by approximately $1.6 million on an annualized basis.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12.0 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at March 31, 2014.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
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

ESSEX RENTAL CORP.

Dated:	May 8, 2014	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2014	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)