Form 10-Q
period 2014-06-30
Essex Rental Corp.
filed 2014-08-07
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

24,813,619 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on August 1, 2014.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$936	$1,349
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,641 and $2,485, respectively	16,395	14,059
Other receivables	2,236	2,412
Deferred tax assets	3,020	2,878
Inventory
Retail equipment	7,513	3,416
Retail spare parts, net	1,602	1,598
Prepaid expenses and other assets	1,583	1,791
TOTAL CURRENT ASSETS	33,285	27,503

Rental equipment, net	277,849	287,860
Property and equipment, net	4,807	5,205
Spare parts inventory, net	3,466	3,248
Identifiable finite lived intangibles, net	902	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	6,030	6,095

TOTAL ASSETS	$328,135	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,106	$5,703
Accrued employee compensation and benefits	1,997	2,012
Accrued taxes	3,683	3,909
Accrued interest	984	655
Accrued other expenses	715	1,007
Unearned rental revenue	2,136	1,668
Customer deposits	212	293
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	966	959
Capital lease obligation	20	—
TOTAL CURRENT LIABILITIES	21,819	18,206

LONG-TERM LIABILITIES
Revolving credit facilities	139,110	165,482
Term loans	65,500	36,500
Promissory notes	1,655	3,655
Purchase money security interest debt	2,011	1,975
Deferred tax liabilities	37,433	40,869
Capital lease obligation	104	—
TOTAL LONG-TERM LIABILITIES	245,813	248,481

TOTAL LIABILITIES	267,632	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,813,619 shares at June 30, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,280	125,952
Accumulated deficit	(65,786)	(59,876)
Accumulated other comprehensive income	7	11
TOTAL STOCKHOLDERS' EQUITY	60,503	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$328,135	$332,776
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Equipment rentals	$12,518	$12,192	$23,562	$23,645
Retail equipment sales	2,877	855	4,178	4,565
Used rental equipment sales	1,746	4,858	4,065	8,657
Retail parts sales	2,375	2,173	4,542	3,951
Transportation	2,192	1,878	3,965	3,071
Equipment repairs and maintenance	2,801	3,257	5,283	6,390
TOTAL REVENUES	24,509	25,213	45,595	50,279

COST OF REVENUES
Salaries, payroll taxes and benefits	2,834	2,750	5,378	5,501
Depreciation	4,613	4,658	9,217	9,329
Retail equipment sales	2,542	678	3,692	3,808
Used rental equipment sales	1,260	4,008	3,179	6,610
Retail parts sales	1,854	1,630	3,596	2,981
Transportation	2,048	1,810	3,824	2,941
Equipment repairs and maintenance	3,275	2,598	5,652	5,479
Yard operating expenses	810	718	1,602	1,542
TOTAL COST OF REVENUES	19,236	18,850	36,140	38,191

GROSS PROFIT	5,273	6,363	9,455	12,088

Selling, general and administrative expenses	5,828	6,313	11,747	12,394
Other depreciation and amortization	255	258	513	542
LOSS FROM OPERATIONS	(810)	(208)	(2,805)	(848)

OTHER INCOME (EXPENSES)
Other income (expense)	(9)	1	2	6
Interest expense	(3,602)	(2,985)	(6,574)	(5,500)
Foreign currency exchange gains (losses)	99	(213)	(53)	(332)
TOTAL OTHER INCOME (EXPENSES)	(3,512)	(3,197)	(6,625)	(5,826)

LOSS BEFORE INCOME TAXES	(4,322)	(3,405)	(9,430)	(6,674)

BENEFIT FOR INCOME TAXES	(1,581)	(1,473)	(3,520)	(2,579)

NET LOSS	$(2,741)	$(1,932)	$(5,910)	$(4,095)

Weighted average shares outstanding:
Basic	24,801,387	24,653,513	24,795,396	24,632,629
Diluted	24,801,387	24,653,513	24,795,396	24,632,629

Loss per share:
Basic	$(0.11)	$(0.08)	$(0.24)	$(0.17)
Diluted	$(0.11)	$(0.08)	$(0.24)	$(0.17)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,741)	$(1,932)	$(5,910)	$(4,095)

Other comprehensive income (loss)
Foreign currency translation adjustments	(15)	1	(4)	(4)
Other comprehensive income (loss)	(15)	1	(4)	(4)

Comprehensive loss	$(2,756)	$(1,931)	$(5,914)	$(4,099)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,910)	$(4,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	9,563	9,704
Amortization of loan acquisition costs and other intangibles	1,448	1,010
Amortization of promissory notes discount	—	48
Gain on sale of rental equipment	(886)	(2,047)
Deferred income taxes	(3,577)	(2,737)
Share based compensation expense	177	585
Changes in operating assets and liabilities:
Accounts receivable, net	(3,291)	966
Other receivables	176	(68)
Prepaid expenses and other assets	208	89
Retail equipment inventory	(4,588)	(2,734)
Spare parts inventory	(237)	(59)
Accounts payable and accrued expenses	3,373	1,600
Unearned rental revenue	468	168
Customer deposits	(81)	192
Total change in operating assets and liabilities	(3,972)	154

NET CASH USED IN OPERATING ACTIVITIES	(3,157)	2,622

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(817)	(2,852)
Purchases of property and equipment	(430)	(602)
Accounts receivable from rental equipment sales	955	131
Proceeds from sale of rental equipment	4,065	8,657

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,773	5,334

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	49,261	47,394
Payments on revolving credit facilities	(75,633)	(93,053)
Proceeds from term loans	30,000	40,000
Payments on term loans	(1,000)	(500)
Payments on purchase money security interest debt	(483)	(575)
Payments on promissory notes	(2,000)	—
Payments on capital lease obligation	(5)	(3)
Employer repurchase of shares to satisfy minimum tax withholding	(24)	(103)
Payments for loan acquisition costs	(1,217)	(6,783)

NET CASH USED IN FINANCING ACTIVITIES	(1,101)	(13,623)

Effect of exchange rate changes on cash and cash equivalents	72	248

NET DECREASE IN CASH AND CASH EQUIVALENTS	(413)	(5,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,349	8,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$936	$2,970

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$150	$150
Equipment obtained through capital lease	$129	$—
Equipment purchased directly through short-term debt obligation	$525	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,963	$5,102
Cash paid for income taxes, net	$88	$101

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the six months ended June 30, 2014, and as a result of continuing losses and depressed utilization rates the Company determined that triggering event had occurred at Essex Crane, which caused the Company to determine if an impairment of these long-lived assets was necessary.

Application of the long-lived asset impairment test requires judgment, including the identification the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for the six months ended June 30, 2014

The Company also assessed whether a triggering event for potential impairment of its other equipment assets existed, and it was determined that no such event occurred for these assets during the six months ended June 30, 2014.

3.	Intangible Assets

As of June 30, 2014 and December 31, 2013, goodwill related to the acquisition of Coast Crane's assets was approximately $1.8 million. Goodwill represents the excess of the total consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets (amounts in thousands):

	June 30, 2014	December 31, 2013
Essex Crane customer relationship	$785	$785
Essex Crane trademark	804	804
Coast Crane customer relationship	1,500	1,500
Coast Crane trademark	600	600
Total intangible assets	3,689	3,689
Less: accumulated amortization	(2,787)	(2,620)
Intangible assets, net	$902	$1,069

The Company’s amortization expense associated with other intangible assets was approximately $0.1 million for each of the three months ended June 30, 2014 and 2013. The Company's amortization expense associated with other intangible assets was approximately $0.2 million for each of the six months ended June 30, 2014 and 2013.

The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2014 for the years ended December 31st (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2014	$167
2015	324
2016	214
2017	197
Total	$902

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of June 30, 2014
	June 30, 2014	December 31, 2013		Maturity Dates
Essex Crane revolving credit facility	$122,375	$148,149	3.92%	October 2016
Coast Crane revolving credit facility	16,735	17,333	5.40%	March 2017
Essex Crane term loan	30,000	—	11.50%	May 2019
Coast Crane term loan	35,500	36,500	5.25%	September 2015 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	3,655	18.00%	October 2016
Purchase money security interest debt	2,011	1,975	5.05%	September 2015 to October 2018
Purchase money security interest debt - short-term	966	959	5.05%	within 1 year
Total debt obligations outstanding	$211,242	$210,571

Aggregate payments of principal on debt obligations outstanding as of June 30, 2014 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows:

2014	$1,616
2015	2,846
2016	126,371
2017	49,805
2018 and thereafter	30,604
Total	$211,242

Essex Crane Revolving Credit Facility

On May 13, 2014, Essex Crane entered into the Fourth Amended and Restated Credit Agreement (the “Essex Crane Revolving Credit Facility”). The credit facility provides for a revolving loan in the amount of $145.0 million, with a $20.0 million aggregate sublimit for letters of credit, and a $30.0 million term loan. Essex Crane may borrow on the revolving loan an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the credit agreement. The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $130.0 million beginning on February 28, 2016. The revolving loan and term loan mature on October 31, 2016 and May 13, 2019, respectively. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

Under the terms of the Essex Crane Revolving Credit Facility, borrowings on the revolving loan accrue interest at the borrower’s option of either (a) the bank’s prime rate plus the applicable prime rate margin of 1.75% or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) plus the applicable LIBOR margin of 3.75%. Borrowings on the term loan accrue interest at LIBOR plus the applicable LIBOR term loan margin of 10.50% with a LIBOR

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

floor of 1.00%. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility of 0.375%.
The Essex Crane Revolving Credit Facility requires Essex Crane to maintain a trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00. Additionally, Essex Crane must generate net cash proceeds, through the sale of certain assets, of not less than $8.0 million by March 31, 2016 with not less than $3.0 million of net cash proceeds generated by March 31, 2015. The Essex Crane Revolving Credit Facility also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness, of up to $1.5 million outstanding at any time, subject to certain provisions set forth in the Essex Crane Revolving Credit Facility.
The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $139.5 million and $170.1 million as of June 30, 2014 and December 31, 2013, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $17.1 million and $21.9 million as of June 30, 2014 and December 31, 2013, respectively. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of approximately $2.6 million and $4.4 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was $2.6 million and $9.3 million, respectively, of available formulated collateral in excess of the maximum borrowing amounts of approximately $139.5 million and $170.1 million, respectively. As of June 30, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.0 million and zero, respectively.

As of June 30, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.15% and 0.375%, respectively. As of December 31, 2013, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.15% and 0.375%, respectively. As of June 30, 2014, the LIBOR rate on the term loan was 0.15% with a LIBOR floor of 1.00%.

Essex Crane was in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility as of June 30, 2014, and for the three and six months then ended. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At June 30, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.23%, 3.25% and 0.50%, respectively. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $34.5 million and $34.4 million as of June 30, 2014 and December 31, 2013, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $9.4 million and $8.2 million, respectively, after certain lender reserves of $8.3 million and $8.9 million as of June 30, 2014 and December 31, 2013, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of June 30, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $37.5 million and $38.5 million, respectively. At June 30, 2014 and December 31, 2013, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane was in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility as of June 30, 2014. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the 3 year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. As of June 30, 2014 and December 31, 2013, the discount related to the fair value of the detachable warrants was fully amortized.

On December 31, 2013, the unsecured promissory notes were amended and restated to extend the maturity date to the earlier of October 31, 2016 or the consummation of any Essex Crane Revolving Credit Facility refinancing to the extent that the terms and conditions of the refinancing permit the Company to use the proceeds from refinancing for the repayment of the outstanding principal balance on the unsecured promissory notes. In addition, beginning on January 1, 2014, interest accrues on the outstanding promissory notes at a per annum rate of 18.00% and is payable in arrears.

As of June 30, 2014 and December 31, 2013, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million and $3.7 million, respectively. Interest accrued on the outstanding promissory notes at a per annum rate of 18.00% and 10.00% at June 30, 2014 and December 31, 2013, respectively.

Purchase Money Security Interest Debt

As of June 30, 2014, the Company's purchase money security interest debt consisted of the financing of twelve pieces of equipment. Eleven of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. One of the debt obligations accrues interest at a rate of 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to October 2018. As these loans are amortizing,

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

approximately $1.0 million of the total $3.0 million in principal payments is due prior to June 30, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of June 30, 2014.

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

The fair value of the Company’s total debt obligations was approximately $211.2 million and $212.0 million as of June 30, 2014 and December 31, 2013, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

6.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income related to foreign currency translation adjustments for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$22	$5	$11	$10
Other comprehensive income (loss) before reclassifications	(15)	1	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	(15)	1	(4)	(4)
Ending balance	$7	$6	$7	$6

7.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except per share data):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,741)	$(1,932)	$(5,910)	$(4,095)
Weighted average shares outstanding:
Basic	24,801	24,654	24,795	24,633
Effect of dilutive securities:
Warrants	—	—	—	—
Options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted	24,801	24,654	24,795	24,633

Basic earnings (loss) per share	$(0.11)	$(0.08)	$(0.24)	$(0.17)
Diluted earnings (loss) per share	$(0.11)	$(0.08)	$(0.24)	$(0.17)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the three and six months ended June 30, 2014 and 2013 are 493,671 weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. The retained interests were converted to common stock on April 17, 2014. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

The weighted average restricted stock outstanding that could be converted into 18,237 and eighty-four common shares for the three months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero and 103,295 common shares for the three months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,792 common shares for the three months ended June 30, 2013 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

The weighted average restricted stock outstanding that could be converted into 20,619 and zero common shares for the six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero and 86,545 common shares for the six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,784 common shares for the six months ended June 30, 2013 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of June 30, 2014 and 2013, there were 1,411,903 and 1,430,459 stock options outstanding, respectively, which are exercisable at weighted average exercise prices of $4.59 and $5.29, respectively. As of June 30, 2013, there were 90,000 privately issued warrants outstanding which were exercisable at a weighted average exercise price of $0.01. The warrants were exercised in full on October 24, 2013.

8.	Income Taxes
The Company’s effective tax rate of 37.3% for the six months ended June 30, 2014 was higher than the statutory federal rate due to discrete items including changes in state valuation allowances and state income tax audit activity. The Company’s effective tax rate of 38.6% for the six months ended June 30, 2013 was higher than the statutory federal rate due to state taxes.

As of June 30, 2014, the Company has unused federal net operating loss carry-forwards totaling approximately $152.3 million that begin expiring in 2022. As of June 30, 2014, the Company also has unused state net operating loss carry-forwards totaling approximately $82.7 million, which expire between 2014 and 2035. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. The Company had unused federal and state net operating loss carry-forwards totaling approximately $143.8 million and $77.3 million, respectively, as of December 31, 2013.

The Company also has remaining excess tax goodwill of approximately $3.1 million as of June 30, 2014 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2013.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2010.

The Company had unrecognized tax benefits of approximately $0.1 million as of June 30, 2014 primarily associated with tax positions taken in a prior years. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2013. The Company did not incur any interest expense related to uncertain tax positions for the six months ended June 30, 2014 and 2013.

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

The Company may issue up to 1,500,000 shares of common stock pursuant to its 2011 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. Options to purchase shares of common stock are granted at its market price on the grant date and expire at either seven or ten years from issuance.

Stock Options

The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the service period of the award. The Company has granted to certain key members of management options to purchase the following shares by grant date during the six months ended June 30, 2014:

	Grant Date
	June 27, 2014	June 27, 2014	March 13, 2014
Options granted	49,814	98,024	100,000
Exercise price per share	$2.51	$2.51	$3.26
Service period	3 years	3 years	3 years
Option life	7 years	10 years	10 years

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating the expected volatility for the 2014 option grants was based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

The following table presents the assumptions used in the Black-Scholes option pricing model and the resulting option fair values by grant date during the six months ended June 30, 2014 (amounts in thousands, except per share data):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Grant Date
	June 27, 2014	June 27, 2014	March 12, 2014
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.45%	1.89%	1.84%
Expected volatility	69.94%	69.94%	71.12%
Expected life of option	4.5 years	6 years	6 years
Grant date fair value per share	$1.40	$1.58	$1.88
Grant date fair value	$70	$155	$188

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

Restricted Shares of Common Stock

On June 27, 2014, the Company granted to key members of management 51,640 shares of restricted common stock with an aggregate grant date fair value of approximately $0.1 million. One-third of the restricted shares are scheduled to vest on June 27, 2015, June 27, 2016 and June 27, 2017, respectively, and as such, no shares were vested as of June 30, 2014.

On November 15, 2013, the Company granted to a key member of management 50,000 shares of restricted common stock with an aggregate grant date fair value of $0.2 million. One-third of the restricted shares are scheduled to vest on November 15, 2014, November 15, 2015 and November 15, 2016, respectively, and as such, no shares were vested as of June 30, 2014.

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $0.3 million. One-third of the restricted shares are scheduled to vest on June 18, 2014, June 18, 2015 and June 18, 2016, respectively, and as such, 22,500 shares were vested as of June 30, 2014.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $0.9 million. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of June 30, 2014 and 2013.

The Company recorded $0.1 million and $0.5 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended June 30, 2014 and 2013, respectively. The Company recorded $0.2 million and $0.6 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively. There was approximately $1.1 million and $0.7 million of total unrecognized compensation cost as of June 30, 2014 and December 31, 2013, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued 45,719 and 43,715 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the six months ended June 30, 2014 and 2013, respectively. The Company issued 3,155 shares of common stock for services provided by one member of the Board of Directors during the six months ended June 30, 2014. The Company issued 8,352 shares of common stock to certain members of management in lieu of cash compensation during the three months ended June 30, 2014. The Company issued 22,500 and 83,469 shares of common stock related to the vesting of restricted shares during the six months ended June 30, 2014 and 2013, respectively, which were previously granted to certain employees. The Company withheld 9,621 and 29,489 common shares to cover the employee tax obligation related to the restricted shares issuance during the six months ended June 30, 2014 and 2013, respectively.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment revenues
Equipment rentals	$16,456	$18,928	$31,592	$35,373
Equipment distribution	2,877	855	4,178	4,565
Parts and service	5,176	5,430	9,825	10,341
Total revenues	$24,509	$25,213	$45,595	$50,279
Segment gross profit
Equipment rentals	$3,812	$4,732	$6,675	$8,750
Equipment distribution	163	29	174	439
Parts and service	1,298	1,602	2,606	2,899
Total gross profit	$5,273	$6,363	$9,455	$12,088

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	June 30, 2014	December 31, 2013
Segment identified assets
Equipment rentals	$298,683	$307,372
Equipment distribution	8,273	5,150
Parts and service	6,911	5,261
Total segment identified assets	313,867	317,783
Non-segmented identified assets	14,268	14,993
Total assets	$328,135	$332,776

The Company operates primarily in the United States. Our sales to international customers for the three months ended June 30, 2014 were 7.3% of total revenues. Sales to customers in Canada represented 6.4% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended June 30, 2014, three customers individually accounted for approximately 40.3%, 20.3% and 15.4% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our sales to international customers for the six months ended June 30, 2014 were 7.9% of total revenues. Sales to customers in Canada represented 5.6% of total revenues. One customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the six months ended June 30, 2014, three customers individually accounted for approximately 27.7%, 13.0% and 10.6% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at June 30, 2014 totaled approximately $3.3 million, including long-lived assets totaling approximately $2.3 million. At December 31, 2013, total assets located in Canada totaled approximately $4.5 million, including long-lived assets totaling approximately $3.5 million.

12.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 include approximately $23,064 and $46,128, respectively of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.1 million and $1.8 million, respectively, as of June 30, 2014 and approximately $3.3 million and $2.0 million, respectively, as of December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2014, and its results of operations for the three and six months ended June 30, 2014 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In summary, for the three months ended June 30, 2014, 67.1% of total revenues were derived from our equipment rental segment,11.7% from our equipment distribution segment and 21.2% from our parts and service segment. For the six months ended June 30, 2014, 69.3% of total revenues were derived from our equipment rental segment, 9.2% from our equipment distribution segment and 21.5% from our parts and service segment.

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and six months ended June 30, 2014 and 2013 for the equipment types owned during those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Crawler Cranes - Hydraulic	65.0%	67.6%	61.2%	64.1%
Crawler Cranes - Traditional	25.9%	30.5%	26.7%	30.9%
Rough Terrain Cranes	68.2%	60.3%	63.2%	59.3%
Boom Trucks	45.3%	60.4%	45.7%	51.9%
Self-Erecting Tower Cranes	31.3%	43.3%	37.7%	45.0%
City & Other Tower Cranes	46.0%	42.4%	42.6%	50.4%

Fleet Overview

As of June 30, 2014 and December 31, 2013, the total orderly liquidation value of the rental equipment fleet was approximately $339.0 million and $345.6 million, respectively.

The Company remains focused on reshaping our asset portfolio and repositioning our fleet through the sale of rental equipment assets, which management believes will improve utilization and increase the return on invested capital. The Company intends to use the proceeds from the sale of rental equipment assets to rebalance the Company's rental fleet mix and reduce debt.

Current Environment

Since 2012, the Company has experienced increasing demand from the end markets that it serves, but has yet to return to pre-recession levels of revenue that were experienced prior to 2009. During the six months ended June 30, 2014, the Company has experienced a robust increase in rental demand, particularly for hydraulic crawler cranes and rough terrain cranes. This increase in demand occurred most significantly during the latter part of the quarter ended June 30, 2014. The expected revenue from signed crawler crane leases increased by approximately 80% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and the backlog of expected rental revenues based on minimum lease terms for crawler cranes as of June 30, 2014 increased by approximately 65% as compared to the backlog as of June 30, 2013. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at year-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. The Company is also experiencing increasing utilization rates for rough terrain cranes and city and other tower cranes. Despite increasing utilization rates, market forces continue to make it difficult for the Company to increase rental reates in a meaningful way. The Company is focused on increasing utilization by striving to create a more customer centric, service oriented culture with an emphasis on continuous quality improvement. The Company is also focused on selling underutilized rental assets, particularly traditional crawler cranes, in order to increase shareholders' return on invested capital.

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

The following table provides a summary of Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,741)	$(1,932)	$(5,910)	$(4,095)
Benefit for income taxes	(1,581)	(1,473)	(3,520)	(2,579)
Foreign currency exchange (gains) losses	(99)	213	53	332
Interest expense	3,602	2,985	6,574	5,500
Other (income) expense	9	(1)	(2)	(6)
Loss from operations	(810)	(208)	(2,805)	(848)

Depreciation	4,613	4,658	9,217	9,329
Other depreciation and amortization	255	258	513	542
Adjusted EBITDA	$4,058	$4,708	$6,925	$9,023

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The Company had a net loss of $2.7 million for the three months ended June 30, 2014. Total revenue, cost of revenues and gross profit were $24.5 million, $19.2 million and $5.3 million, respectively, for the three months ended June 30, 2014. Total selling, general, administrative and other expenses of $6.1 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.6 million for the three months ended June 30, 2014. The Company had an income tax benefit of $1.6 million for the three months ended June 30, 2014 related to loss before income taxes of $4.3 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation, was $4.1 million for the three months ended June 30, 2014.

The Company had a net loss of $1.9 million for the three months ended June 30, 2013. Total revenue, cost of revenues and gross profit were $25.2 million, $18.9 million and $6.4 million, respectively, for the three months ended June 30, 2013. Total selling, general, administrative and other expenses of $6.6 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.0 million for the three months ended June 30, 2013. The Company had an income tax benefit of $1.5 million for the three months ended June 30, 2013 related to loss before income taxes of $3.4 million. Adjusted EBITDA, which includes the impact of $0.5 million of non-cash stock compensation expense, was $4.7 million for the three months ended June 30, 2013.

Revenues

Revenues for the three months ended June 30, 2014 were $24.5 million, a 2.8% decrease compared to revenues of $25.2 million for the three months ended June 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment revenues
Equipment rentals	$16,456	$18,928	$(2,472)	(13.1)%
Equipment distribution	2,877	855	2,022	236.4%
Parts and service	5,176	5,430	(254)	(4.7)%
Total revenues	$24,509	$25,213	$(704)	(2.8)%

Equipment Rentals

Equipment rental segment revenues, which represent 67.1% of total revenues, was $16.5 million for the three months ended June 30, 2014, a 13.1% decrease from $18.9 million for the three months ended June 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Equipment rentals revenue, which represented 51.1% of total revenues, was $12.5 million for the three months ended June 30, 2014, a 2.7% increase from $12.2 million for the three months ended June 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes, tower cranes and hydraulic crawler crane attachment rentals. The increase in rental revenue was partially offset by reductions in rental revenue from boom trucks and traditional crawler cranes. While there was a decrease in hydraulic crawler crane utilization, it was largely offset by an increase in average rental rates. The overall increase in average rental rates for the hydraulic crawler cranes is primarily attributed to the mix of cranes on rent within the group, although most subclasses within the hydraulic crawler crane fleet have experienced increases in average rental rates when compared to the three months ended June 30, 2013. The decreases in revenue related to the decreases in utilization previously mentioned were partially offset by an increase in rental revenue generated from hydraulic crawler crane attachments, which were utilized throughout the period for power and petrochemical projects in the Midwest and Gulf Coast regions.

There was an increase in average crawler crane rental rate of 3.3% to $17,755 (per crane per rental month) for the three months ended June 30, 2014 from $17,184 for the three months ended June 30, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the three months ended June 30, 2013. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the three months ended June 30, 2013, management does not expect a significant increase in average rental rates on an individual group basis until utilization rates recover significantly.

Utilization for rough terrain cranes for the three months ended June 30, 2014 and 2013 was 68.2% and 60.3%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The increase in utilization was driven by an increase in demand from the general building, petrochemical and transportation end markets. Boom truck utilization decreased to 45.3% for the three months ended June 30, 2014 compared to 60.4% for the three months ended June 30, 2013. Weakening demand in the power end market was the primary factor for the decreased boom truck utilization. Tower crane utilization was 31.3% and 46.0% for the self-erecting and city & other tower cranes, respectively, for the three months ended June 30, 2014 as compared to 43.3% and 42.4% for the self-erecting and city & other tower cranes, respectively, for the three months ended June 30, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Transportation revenue, which represents 8.9% of total revenues, was $2.2 million for the three months ended June 30, 2014, a 16.7% increase from $1.9 million for the three months ended June 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment. Transportation revenues were positively impacted by the increase in large hydraulic crawler crane rentals that were shipped within the quarter.

Used rental equipment sales revenue was $1.7 million for the three months ended June 30, 2014; a $3.1 million or 64.1% decrease compared to the three months ended June 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable to the type and number of used rental equipment assets sold during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The Company sold two high lifting capacity crawler cranes during the three months ended June 30, 2013, which generated sales proceeds of approximately $2.5 million. During the three months ended June 30, 2014, the Company sold nine pieces of used rental equipment. During the three months ended June 30, 2013, the Company sold eleven pieces of used rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 11.7% of total revenue, was $2.9 million for the three months ended June 30, 2014, a 236.4% increase from $0.9 million for the three months ended June 30, 2013. The increase in equipment distribution segment revenue is primarily attributable to the size of individual sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represents 21.2% of total revenue, was $5.2 million for the three months ended June 30, 2014, a 4.7% decrease from $5.4 million for the three months ended June 30, 2013. The decrease is primarily attributable to a decrease in repair and maintenance revenue billed related to equipment on rent.

Gross Profit

Gross Profit for the three months ended June 30, 2014 was $5.3 million, a 17.2% decrease from gross profit of $6.4 million for the three months ended June 30, 2013. Gross profit margin was 21.5% for the three months ended June 30, 2014 compared to 25.2% for the three months ended June 30, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment gross profit
Equipment rentals	$3,812	$4,732	$(920)	(19.5)%
Equipment distribution	163	29	134	452.9%
Parts and service	1,298	1,602	(304)	(19.0)%
Total gross profit	$5,273	$6,363	$(1,090)	(17.2)%

Equipment rentals segment gross profit of $3.8 million for the three months ended June 30, 2014 decreased $0.9 million or 19.5% as compared to the three months ended June 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.5 million for the three months ended June 30, 2014, a 42.8% decrease from $0.9 million for the three months ended June 30, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended June 30, 2014.

Equipment distribution segment gross profit of approximately $0.2 million (5.7% margin) for the three months ended June 30, 2014 increased $0.1 million, or 452.9%, from approximately $29,000 (3.4% margin) for the three months ended June 30, 2013. The increased gross profit and margin are functions of higher profit margins on individual sale transactions during the three months ended June 30, 2014.

Parts and service segment gross profit of $1.3 million (25.1% margin) for the three months ended June 30, 2014 decreased approximately $0.3 million or 19.0% from $1.6 million (29.5% margin) for the three months ended June 30, 2013. The parts and service segment gross profit decrease was driven by lower repair and maintenance revenue billed related to equipment on rent.

Total selling, general, administrative and other expenses for the three months ended June 30, 2014 and 2013 were $6.1 million and $6.6 million, respectively. The decrease in selling, general, administrative and other expenses was due to a decrease in salary and tax expense of $0.6 million, primarily related to the stock option modification expense incurred during the three months ended June 30, 2013, and a $0.3 million decrease in business tax expense. These decreases were partially offset by increases in professional fee expense of $0.1 million and bad debt expense of $0.2 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million and $0.5 million of non-cash stock based compensation expense for the three months ended June 30, 2014 and 2013, respectively.

Interest expense increased 20.7% to $3.6 million for the three months ended June 30, 2014 from $3.0 million for the three months ended June 30, 2013. The increase in interest expense is related primarily to additional loan costs amortized and written off to interest expense as a result of the Essex Crane Revolving Credit Facility amendment entered into in May 2014 along with a higher overall interest rate as a result of the new Essex Crane term loan.

Income tax benefit was $1.6 million for the three months ended June 30, 2014 compared to a $1.5 million for the three months ended June 30, 2013.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 36.6% and 43.3% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate decreased from the prior year due to a decrease in state tax rates resulting primarily from changes in apportionment.

Essex had 252 full-time employees at both June 30, 2014 and 2013.

Results of Operations

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The Company had a net loss of $5.9 million for the six months ended June 30, 2014. Total revenue, cost of revenues and gross profit were $45.6 million, $36.1 million and $9.5 million, respectively, for the six months ended June 30, 2014. Total selling, general, administrative and other expenses of $12.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $6.6 million for the six months ended June 30, 2014. The Company had an income tax benefit of $3.5 million for the six months ended June 30, 2014 related to loss before income taxes of $9.4 million. Adjusted EBITDA, which includes the impact of $0.2 million of non-cash stock compensation, was $6.9 million for the six months ended June 30, 2014.

The Company had a net loss of $4.1 million for the six months ended June 30, 2013. Total revenue, cost of revenues and gross profit were $50.3 million, $38.2 million and $12.1 million, respectively, for the six months ended June 30, 2013. Total selling, general, administrative and other expenses of $12.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $5.5 million for the six months ended June 30, 2013. The Company had an income tax benefit of $2.6 million for the six months ended June 30, 2013 related to loss before income taxes of $6.7 million. Adjusted EBITDA, which includes the impact of $0.6 million of non-cash stock compensation expense, was $9.0 million for the six months ended June 30, 2013.

Revenues

Revenues for the six months ended June 30, 2014 were $45.6 million, a 9.3% decrease compared to revenues of $50.3 million for the six months ended June 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment revenues
Equipment rentals	$31,592	$35,373	$(3,781)	(10.7)%
Equipment distribution	4,178	4,565	(387)	(8.5)%
Parts and service	9,825	10,341	(516)	(5.0)%
Total revenues	$45,595	$50,279	$(4,684)	(9.3)%

Equipment Rentals

Equipment rental segment revenues, which represents 69.3% of total revenues, was $31.6 million for the six months ended June 30, 2014, a 10.7% decrease from $35.4 million for the six months ended June 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Equipment rentals revenue, which represented 51.7% of total revenues, was $23.6 million for the six months ended June 30, 2014, a 0.4% decrease from $23.6 million for the six months ended June 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The slight decrease in equipment rentals revenue is primarily related to a decline in utilization and rental revenue generated from the boom truck, self-erecting tower cranes and traditional crawler crane fleet. Ancillary revenues for the six months ended June 30, 2014 were higher than usual due to increased overtime billings on crawler crane leases. While there was a decrease in hydraulic crawler crane utilization, it was largely offset by an increase in average rental rates. The overall increase in average rental rates for the hydraulic crawler cranes is primarily attributed to the mix of cranes on rent within the group, although most subclasses within the hydraulic crawler crane fleet have experienced increases in average rental rates when compared to the six months ended June 30, 2013. The decreases in revenue related to the decreases in utilization previously mentioned were partially offset by an increase in rental revenue generated from hydraulic crawler crane attachments, which were utilized throughout the period for power and petrochemical projects in the Midwest and Gulf Coast regions.

There was an increase in average crawler crane rental rate of 3.6% to $17,688 (per crane per rental month) for the six months ended June 30, 2014 from $17,080 for the six months ended June 30, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the six months ended June 30, 2013. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the six months ended June 30, 2013, management does not expect a significant increase in average rental rates on an individual group basis until utilization rates recover significantly.

Utilization for rough terrain cranes for the six months ended June 30, 2014 and 2013 was 63.2% and 59.3%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The slight increase in utilization was driven by an increase in demand for the general building, petrochemical and transportation end markets. Boom truck utilization decreased to 45.7% for the six months ended June 30, 2014 compared to 51.9% for the six months ended June 30, 2013. Weakening demand in the power end market was the primary factor for decreased boom truck utilization. Tower crane utilization was 37.7% and 42.6% for the self-erecting and city & other tower cranes, respectively, for the six months ended June 30, 2014 as compared to 45.0% and 50.4% for the self-erecting and city & other tower cranes, respectively, for the six months ended June 30, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Transportation revenue, which represents 8.7% of total revenues, was $4.0 million for the six months ended June 30, 2014, a 29.1% increase from $3.1 million for the six months ended June 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment. Transportation revenues were positively impacted by the increase in large hydraulic crawler crane rentals that were shipped within the quarter.

Used rental equipment sales revenue was $4.1 million for the six months ended June 30, 2014; a $4.6 million or 53.0% decrease compared to the six months ended June 30, 2013. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million for the six months ended June 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable a decline in the number of sales transactions as well as the sale of aerial work platforms, which was part of a strategic decision to eliminate this equipment class from our rental fleet, during the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company sold seventeen pieces of used rental equipment. During the six months ended June 30, 2013, the Company sold eighty-four pieces of used rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 9.2% of total revenue, was $4.2 million for the six months ended June 30, 2014, a 8.5% decrease from $4.6 million for the six months ended June 30, 2013. The decrease in equipment distribution segment revenue is primarily attributable to the size of sales transactions as compared to the prior year. During the six months ended June 30, 2013, the Company had a large sale transaction that generated sale proceeds of approximately $2.8 million.

Parts and Service

Parts and service segment revenue, which represents 21.5% of total revenue, was $9.8 million for the six months ended June 30, 2014, a 5.0% decrease from $10.3 million for the six months ended June 30, 2013. The decrease is primarily attributable to a decrease in repair and maintenance revenue billed related to equipment on rent.

Gross Profit

Gross Profit for the six months ended June 30, 2014 was $9.5 million, a 21.8% decrease from gross profit of $12.1 million for the six months ended June 30, 2013. Gross profit margin was 20.7% for the six months ended June 30, 2014 compared to 24.0% for the six months ended June 30, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment gross profit
Equipment rentals	$6,675	$8,750	$(2,075)	(23.7)%
Equipment distribution	174	439	(265)	(60.3)%
Parts and service	2,606	2,899	(293)	(10.1)%
Total gross profit	$9,455	$12,088	$(2,633)	(21.8)%

Equipment rentals segment gross profit of $6.7 million for the six months ended June 30, 2014 decreased $2.1 million or 23.7% as compared to the six months ended June 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.9 million for the six months ended June 30, 2014, a 56.7% decrease from $2.0 million for the six months ended June 30, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended June 30, 2014.

Equipment distribution segment gross profit of approximately $0.2 million (4.2% margin) for the six months ended June 30, 2014 decreased $0.3 million, or 60.3%, from approximately $0.4 million (9.6% margin) for the six months ended June 30, 2013. The decreased gross profit and margin are functions of lower profit margins on individual sale transactions and lower sales volume during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company had a large sales transaction with a gross profit of $0.4 million.

Parts and service segment gross profit of $2.6 million (26.5% margin) for the six months ended June 30, 2014 decreased approximately $0.3 million or 10.1% from $2.9 million (28.0% margin) for the six months ended June 30, 2013. The parts and service segment gross profit decrease was driven by lower repair and maintenance revenue billed related to equipment currently on rent.

Total selling, general, administrative and other expenses for the six months ended June 30, 2014 and 2013 were $12.3 million and $12.9 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in salary and tax expense of $0.5 million, benefits expense of $0.1 million and business tax expense of $0.3 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.2 million and $0.6 million of non-cash stock based compensation expense for the six months ended June 30, 2014 and 2013, respectively.

Interest expense increased 19.5% to $6.6 million for the six months ended June 30, 2014 from $5.5 million for the six months ended June 30, 2013. The increase in interest expense is related primarily to additional loan costs amortized and written off to interest expense as a result of the Essex Crane Revolving Credit Facility amendment entered into in May 2014 along with a higher overall interest rate as a result of the new Essex Crane term loan.

Income tax benefit was $3.5 million for the six months ended June 30, 2014 compared to $2.6 million for the six months ended June 30, 2013.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 37.3% and 38.6% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate decreased from the prior year due to discrete items including changes in state valuation allowances and state income tax audit activity.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the six months ended June 30, 2014 was $3.2 million. This was primarily the result of a net loss of $5.9 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, provided cash flows of approximately $0.8 million. The positive cash flows from operating activities were decreased by a total change in operating assets and liabilities of $4.0 million, which was comprised of a $3.2 million increase in accounts receivable, a $4.6 million increase in retail equipment inventory, a $0.2 million increase in spare parts inventory and a $0.1 million decrease in customer deposits. These uses of cash were partially offset by a $0.2 million decrease in other receivables a $0.2 million decrease in prepaid expenses, and $3.4 million increase in accounts payable and accrued expenses and a $0.5 million increase in unearned rental revenue.

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

Cash flow from investing activities. The Company's cash provided by investing activities for the six months ended June 30, 2014 was $3.8 million. This was primarily the result of proceeds from the sale of rental equipment of $4.1 million and a decrease in accounts receivable from rental equipment sales of $1.0 million. These sources of cash were partially offset by purchases of rental equipment of $0.8 million and purchases of property and equipment of $0.4 million.

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

Cash flow from financing activities. The Company's cash used in financing activities for the six months ended June 30, 2014 was $1.1 million. This was primarily the result of net payments made on the revolving credit facilities of $26.4 million, payments on the term loan of $1.0 million, payments on purchase money security interest debt of $0.5 million, payments on promissory notes of $2.0 million and payments for loan acquisition costs related to the amendments of the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility of approximately $1.2 million. These uses of cash were partially offset by borrowings on the Essex Crane term loan of $30.0 million. Gross borrowings and payments on the revolving credit facilities were $49.3 million and $75.6 million, respectively, for the period. Gross borrowings and payments on the term loans were $30.0 million and $1.0 million, respectively. Gross borrowings and payments on the purchase money security interest debt for the period were $0.5 million and $0.5 million, respectively.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $1.7 million and $4.1 million, respectively, during the three and six months ended June 30, 2014 were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of June 30, 2014, we had approximately $12.0 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $0.9 million of cash on hand; providing the company with $12.9 million of potential liquidity.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future. The Essex Crane Revolving Credit Facility and Coast Crane Credit Facility mature in October 2016 and March 2017, respectively. No assurance can be given that we will be able to refinance our credit facilities prior to their respective maturity dates upon terms acceptable to us.

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

On May 13, 2014, Essex Crane entered into the Fourth Amended and Restated Credit Agreement (the “Essex Crane Revolving Credit Facility”). The credit facility provides for a revolving loan in the amount of $145.0 million, with a $20.0 million aggregate sublimit for letters of credit, and a $30.0 million term loan. Essex Crane may borrow on the revolving loan an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the credit agreement. The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $130.0 million beginning on February 28, 2016. Essex Crane must generate net cash proceeds, through the sale of certain assets, of not less than $8.0 million by March 31, 2016 with not less than $3.0 million of net cash proceeds generated by March 31, 2015.The revolving loan and term loan mature on October 31, 2016 and May 13, 2019, respectively. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.
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
Contractual Obligations

During the three and six months ended June 30, 2014, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 with the exception of the Fourth Amended and Restated Credit Agreement at Essex Crane.

On May 13, 2014, Essex Crane entered into the Fourth Amended and Restated Credit Agreement (the “Essex Crane Revolving Credit Facility”). The credit facility provides for a revolving loan in the amount of $145.0 million, with a $20.0 million aggregate sublimit for letters of credit, and a $30.0 million term loan. Essex Crane may borrow on the revolving loan an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the credit agreement. The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $130.0 million beginning on February 28, 2016. Essex Crane must generate net cash proceeds, through the sale of certain assets, of not less than $8.0 million by March 31, 2016 with not less than $3.0 million of net cash proceeds generated by March 31, 2015.The revolving loan and term loan mature on October 31, 2016 and May 13, 2019, respectively. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.
Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2014, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of June 30, 2014. The weighted average interest rate in effect on all of the Company’s borrowings at June 30, 2014 was 5.48%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at June 30, 2014 would increase our interest expense by approximately $1.3 million on an annualized basis.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12.0 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at June 30, 2014.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
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

ESSEX RENTAL CORP.

Dated:	August 7, 2014	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2014	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)