Form 10-Q
period 2014-09-30
Essex Rental Corp.
filed 2014-11-05
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

24,813,619 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on November 1, 2014.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,423	$1,349
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,799 and $2,485, respectively	16,676	14,059
Other receivables	2,105	2,412
Deferred tax assets	3,313	2,878
Inventory
Retail equipment	8,213	3,416
Retail spare parts, net	1,727	1,598
Rental equipment, held for sale	3,339	—
Prepaid expenses and other assets	1,584	1,791
TOTAL CURRENT ASSETS	38,380	27,503

Rental equipment, net	271,718	287,860
Property and equipment, net	4,601	5,205
Spare parts inventory, net	3,728	3,248
Identifiable finite lived intangibles, net	819	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	5,489	6,095

TOTAL ASSETS	$326,531	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,385	$5,703
Accrued employee compensation and benefits	2,085	2,012
Accrued taxes	3,634	3,909
Accrued interest	1,081	655
Accrued other expenses	1,230	1,007
Unearned rental revenue	1,962	1,668
Customer deposits	238	293
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	1,365	959
Capital lease obligation - short-term	34	—
TOTAL CURRENT LIABILITIES	19,014	18,206

LONG-TERM LIABILITIES
Revolving credit facilities	143,235	165,482
Term loans	65,000	36,500
Promissory notes	1,655	3,655
Purchase money security interest debt	3,302	1,975
Deferred tax liabilities	35,910	40,869
Capital lease obligation	171	—
TOTAL LONG-TERM LIABILITIES	249,273	248,481

TOTAL LIABILITIES	268,287	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,813,619 shares at September 30, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,398	125,952
Accumulated deficit	(68,184)	(59,876)
Accumulated other comprehensive income	28	11
TOTAL STOCKHOLDERS' EQUITY	58,244	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,531	$332,776
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Equipment rentals	$13,640	$11,802	$37,202	$35,447
Retail equipment sales	2,760	3,772	6,938	8,337
Used rental equipment sales	6,024	1,265	10,089	9,922
Retail parts sales	2,165	1,827	6,707	5,778
Transportation	2,056	1,349	6,021	4,420
Equipment repairs and maintenance	2,936	2,793	8,219	9,182
TOTAL REVENUES	29,581	22,808	75,176	73,086

COST OF REVENUES
Salaries, payroll taxes and benefits	3,021	2,673	8,399	8,174
Depreciation	4,538	4,652	13,755	13,981
Retail equipment sales	2,425	3,250	6,117	7,059
Used rental equipment sales	5,074	829	8,253	7,439
Retail parts sales	1,691	1,475	5,287	4,456
Transportation	2,082	1,400	5,906	4,341
Equipment repairs and maintenance	3,234	2,283	8,886	7,762
Yard operating expenses	999	790	2,601	2,332
TOTAL COST OF REVENUES	23,064	17,352	59,204	55,544

GROSS PROFIT	6,517	5,456	15,972	17,542

Selling, general and administrative expenses	5,939	5,723	17,686	18,117
Impairment - rental equipment, held for sale	771	—	771	—
Other depreciation and amortization	195	251	708	793
LOSS FROM OPERATIONS	(388)	(518)	(3,193)	(1,368)

OTHER INCOME (EXPENSES)
Other income (expense)	(3)	553	(1)	559
Interest expense	(3,669)	(3,075)	(10,243)	(8,576)
Foreign currency exchange gains (losses)	(172)	107	(225)	(222)
TOTAL OTHER INCOME (EXPENSES)	(3,844)	(2,415)	(10,469)	(8,239)

LOSS BEFORE INCOME TAXES	(4,232)	(2,933)	(13,662)	(9,607)

BENEFIT FOR INCOME TAXES	(1,834)	(1,030)	(5,354)	(3,609)

NET LOSS	$(2,398)	$(1,903)	$(8,308)	$(5,998)

Weighted average shares outstanding:
Basic	24,813,619	24,653,513	24,801,537	24,639,667
Diluted	24,813,619	24,653,513	24,801,537	24,639,667

Loss per share:
Basic	$(0.10)	$(0.08)	$(0.33)	$(0.24)
Diluted	$(0.10)	$(0.08)	$(0.33)	$(0.24)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2,398)	$(1,903)	$(8,308)	$(5,998)

Other comprehensive income (loss)
Foreign currency translation adjustments	21	(2)	17	(6)
Other comprehensive income (loss)	21	(2)	17	(6)

Comprehensive loss	$(2,377)	$(1,905)	$(8,291)	$(6,004)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,308)	$(5,998)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of tangible assets	14,210	14,523
Amortization of loan acquisition costs and other intangibles	2,094	1,595
Amortization of promissory notes discount	—	72
Gain on sale of rental equipment	(1,836)	(2,483)
Gain on sale of property and equipment	—	(552)
Impairment - rental equipment, held for sale	771	—
Deferred income taxes	(5,392)	(3,942)
Share based compensation expense	296	719
Changes in operating assets and liabilities:
Accounts receivable, net	(3,311)	1,677
Other receivables	307	45
Prepaid expenses and other assets	207	67
Retail equipment inventory	(5,288)	(1,989)
Spare parts inventory	(621)	(319)
Accounts payable and accrued expenses	303	(1,179)
Unearned rental revenue	294	172
Customer deposits	(55)	106
Total change in operating assets and liabilities	(8,164)	(1,420)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,329)	2,514

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(6,252)	(5,510)
Purchases of property and equipment	(554)	(692)
Accounts receivable from rental equipment sales	694	(1,012)
Proceeds from sale of rental equipment	10,089	9,922
Proceeds from sale of property and equipment, net	—	1,752

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,977	4,460

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	83,168	74,818
Payments on revolving credit facilities	(105,415)	(118,596)
Proceeds from term loans	30,000	40,000
Payments on term loans	(1,500)	(1,000)
Payments on purchase money security interest debt	(847)	(767)
Payments on promissory notes	(2,000)	—
Payments on capital lease obligation	(10)	(3)
Employer repurchase of shares to satisfy minimum tax withholding	(24)	(103)
Payments for loan acquisition costs	(1,238)	(6,783)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,134	(12,434)

Effect of exchange rate changes on cash and cash equivalents	292	101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74	(5,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,349	8,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,423	$3,030

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$150	$150
Equipment obtained through capital lease	$215	$—
Equipment purchased directly through short-term debt obligation	$2,580	$982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,975	$6,683
Cash paid for income taxes, net	$127	$27

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Long-lived Assets - Held for Use

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The criteria for determining impairment for such long-lived assets to be held and used is

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

During the nine months ended September 30, 2014 and as a result of continuing losses and depressed utilization rates, the Company determined that triggering event had occurred at Essex Crane, which caused the Company to determine if an impairment of these long-lived assets to be held and used was necessary.

Application of the long-lived asset to be held and used impairment test requires judgment, including the identification of the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets to be held and used. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets to be held and used by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for assets to be held and used as of September 30, 2014.

The Company also assessed whether a triggering event for potential impairment of its other equipment assets existed, and it was determined that no such event occurred for these assets during the nine months ended September 30, 2014.

Long-lived Assets - Held for Sale

During the three months ended September 30, 2014, the Company agreed to terms to sell certain traditional crawler crane rental equipment assets. Under the agreed upon terms, the rental equipment assets, in their current condition, will be sold in three groups with the first group sale completed during the three months ended September 30, 2014 and the remaining group sales to be completed during each of the three months ended December 31, 2014 and March 31, 2015, respectively. As a result of the agreed upon sales terms, the Company has determined that these long-lived rental equipment assets shall be classified as held for sale. The held for sale assets are classified within the Company's equipment rentals segment.

As a result of the held for sale classification, the Company performed an impairment analysis of the long-lived rental equipment assets held for sale. Application of the long-lived asset held for sale impairment test requires comparing the carrying value of the the asset to its fair value less cost to sell. The Company determined that the fair value of the assets was equal to the agreed upon sales price. The carrying value of the assets exceeded the fair value of the assets less cost to sell resulting in the Company recording an impairment charge of approximately $0.8 million during the three months ended September 30, 2014.

Recently Issued and Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for reporting discontinued operations and disposals of components of an entity. The guidance raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2014, and interim reporting periods within those years (early adoption is permitted only for disposals that have not been previously reported). Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial results.

In May 2014, FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.

3.	Intangible Assets

As of September 30, 2014 and December 31, 2013, goodwill related to the acquisition of Coast Crane's assets was approximately $1.8 million. Goodwill represents the excess of the total consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets (amounts in thousands):

	September 30, 2014	December 31, 2013
Essex Crane customer relationship	$785	$785
Essex Crane trademark	804	804
Coast Crane customer relationship	1,500	1,500
Coast Crane trademark	600	600
Total intangible assets	3,689	3,689
Less: accumulated amortization	(2,870)	(2,620)
Intangible assets, net	$819	$1,069

The Company’s amortization expense associated with other intangible assets was approximately $0.1 million for each of the three months ended September 30, 2014 and 2013. The Company's amortization expense associated with other intangible assets was approximately $0.3 million for each of the nine months ended September 30, 2014 and 2013.

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2014 for the years ended December 31st (amounts in thousands):

2014	$84
2015	324
2016	214
2017	197
Total	$819

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of September 30, 2014
	September 30, 2014	December 31, 2013		Maturity Dates
Essex Crane revolving credit facility	$121,459	$148,149	3.91%	October 2016
Coast Crane revolving credit facility	21,776	17,333	5.35%	March 2017
Essex Crane term loan	30,000	—	11.50%	May 2019
Coast Crane term loan	35,000	36,500	5.25%	December 2015 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	3,655	18.00%	October 2016
Purchase money security interest debt	3,302	1,975	4.26%	October 2015 to June 2019
Purchase money security interest debt - short-term	1,365	959	4.26%	within 1 year
Total debt obligations outstanding	$216,557	$210,571

Aggregate payments of principal on debt obligations outstanding as of September 30, 2014 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows:

2014	$868
2015	3,256
2016	125,905
2017	55,313
2018 and thereafter	31,215
Total	$216,557

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

Under the terms of the Essex Crane Revolving Credit Facility, borrowings on the revolving loan accrue interest at the borrower’s option of either (a) the bank’s prime rate plus the applicable prime rate margin of 1.75% or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) plus the applicable LIBOR margin of 3.75%. Borrowings on the term loan accrue interest at LIBOR plus the applicable LIBOR term loan margin of 10.50% with a LIBOR floor of 1.00%. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility of 0.375%.
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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

including secured purchase money indebtedness, of up to $1.5 million outstanding at any time, subject to certain provisions set forth in the Essex Crane Revolving Credit Facility.
On October 30, 2014, Essex Crane entered into a First Amendment to the Fourth Amended and Restated Credit Agreement to modify the calculation of the fixed charge coverage ratio to allow for the exclusion of severance expenses. Additionally, the amendment reduced the required fixed charge coverage ratio for September 2014 to not less than 1.08 to 1.00 and to waived an event of default that occurred as a result of the fixed charge coverage ratio falling below the required ratio of 1.10 to 1.00 in August 2014. All other terms of the May 13, 2014 Essex Crane Revolving Credit facility remained in effect following such amendment.

The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $138.3 million and $170.1 million as of September 30, 2014 and December 31, 2013, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $16.7 million and $21.9 million as of September 30, 2014 and December 31, 2013, respectively. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of approximately $2.5 million and $4.4 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, there was $3.1 million and $9.3 million, respectively, of available formulated collateral in excess of the maximum borrowing amounts of approximately $138.3 million and $170.1 million, respectively. As of September 30, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.0 million and zero, respectively.

As of September 30, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.15% and 0.375%, respectively. As of December 31, 2013, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.15% and 0.375%, respectively. As of September 30, 2014, the LIBOR rate on the term loan was 0.15% with a LIBOR floor of 1.00%.

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

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At September 30, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.23%, 3.25% and 0.50%, respectively. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million and $34.4 million as of September 30, 2014 and December 31, 2013, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $7.6 million and $8.2 million, respectively, after certain lender reserves of $5.6 million and $8.9 million as of September 30, 2014 and December 31, 2013, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of September 30, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $37.0 million and $38.5 million, respectively. At September 30, 2014 and December 31, 2013, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane was in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility as of September 30, 2014. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

As of September 30, 2014 and December 31, 2013, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million and $3.7 million, respectively. Interest accrued on the outstanding promissory notes at a per annum rate of 18.00% and 10.00% at September 30, 2014 and December 31, 2013, respectively.

Purchase Money Security Interest Debt

As of September 30, 2014, the Company's purchase money security interest debt consisted of the financing of seventeen pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. Seven of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to June 2019. As

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

these loans are amortizing, approximately $1.4 million of the total $4.7 million in principal payments is due prior to September 30, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of September 30, 2014.

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

The fair value of the Company’s total debt obligations was approximately $217.5 million and $212.0 million as of September 30, 2014 and December 31, 2013, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

6.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income related to foreign currency translation adjustments for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$7	$6	$11	$10
Other comprehensive income (loss) before reclassifications	21	(2)	17	(6)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	21	(2)	17	(6)
Ending balance	$28	$4	$28	$4

7.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except per share data):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2,398)	$(1,903)	$(8,308)	$(5,998)
Weighted average shares outstanding:
Basic	24,814	24,654	24,802	24,640
Effect of dilutive securities:
Warrants	—	—	—	—
Options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted	24,814	24,654	24,802	24,640

Basic earnings (loss) per share	$(0.10)	$(0.08)	$(0.33)	$(0.24)
Diluted earnings (loss) per share	$(0.10)	$(0.08)	$(0.33)	$(0.24)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the nine months ended September 30, 2014 and 2013 are 493,671 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. The retained interests were converted to common stock on April 17, 2014. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

The weighted average restricted stock outstanding that could be converted into 24,215 and 3,931 common shares for the three months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero and 74,259 common shares for the three months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,779 common shares for the three months ended September 30, 2013 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

The weighted average restricted stock outstanding that could be converted into 30,197 and 1,738 common shares for the nine months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero and 82,433 common shares for the nine months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 89,783 common shares for the nine months ended September 30, 2013 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of September 30, 2014 and 2013, there were 1,461,717 and 1,430,459 stock options outstanding, respectively, which are exercisable at weighted average exercise prices of $4.52 and $5.29, respectively. As of September 30, 2013, there were 90,000 privately issued warrants outstanding which were exercisable at a weighted average exercise price of $0.01. The warrants were exercised in full on October 24, 2013.

8.	Income Taxes
The Company’s effective tax rate of 39.2% for the nine months ended September 30, 2014 was higher than the statutory federal rate due to discrete items including return to provision adjustments, state net operating loss true-ups, state valuation allowances and state income tax audit activity. The Company’s effective tax rate of 37.6% for the nine months ended September 30, 2013 was higher than the statutory federal rate due to state taxes.

As of September 30, 2014, the Company has unused federal net operating loss carry-forwards totaling approximately $151.0 million that begin expiring in 2022. As of September 30, 2014, the Company also has unused state net operating loss carry-forwards totaling approximately $83.8 million, which expire between 2014 and 2035. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. The Company had unused federal and state net operating loss carry-forwards totaling approximately $143.8 million and $77.3 million, respectively, as of December 31, 2013.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 The Company also has remaining excess tax goodwill of approximately $3.1 million as of September 30, 2014 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2013.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2010.

The Company had unrecognized tax benefits of approximately $0.1 million as of September 30, 2014 primarily associated with tax positions taken in a prior years. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2013. The Company did not incur any interest expense related to uncertain tax positions for the nine months ended September 30, 2014 and 2013.

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

Stock Options

The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the service period of the award. The Company has granted to certain key members of management options to purchase the following shares by grant date during the nine months ended September 30, 2014:

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

The following table presents the assumptions used in the Black-Scholes option pricing model and the resulting option fair values by grant date during the nine months ended September 30, 2014 (amounts in thousands, except per share data):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Grant Date
	June 27, 2014	June 27, 2014	March 13, 2014
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.45%	1.89%	1.84%
Expected volatility	69.94%	69.94%	71.12%
Expected life of option	4.5 years	6 years	6 years
Grant date fair value per share	$1.40	$1.58	$1.88
Grant date fair value	$70	$155	$188

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

Restricted Shares of Common Stock

On June 27, 2014, the Company granted to key members of management 51,640 shares of restricted common stock with an aggregate grant date fair value of approximately $0.1 million. One-third of the restricted shares are scheduled to vest on June 27, 2015, June 27, 2016 and June 27, 2017, respectively, and as such, no shares were vested as of September 30, 2014.

On November 15, 2013, the Company granted to a key member of management 50,000 shares of restricted common stock with an aggregate grant date fair value of $0.2 million. One-third of the restricted shares are scheduled to vest on November 15, 2014, November 15, 2015 and November 15, 2016, respectively, and as such, no shares were vested as of September 30, 2014.

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $0.3 million. One-third of the restricted shares vested on June 18, 2014 and an additional one-third of the restricted shares are scheduled to vest on June 18, 2015 and June 18, 2016, respectively, and as such, 22,500 shares were vested as of September 30, 2014.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $0.9 million. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of September 30, 2014 and 2013.

The Company recorded $0.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for each of the three months ended September 30, 2014 and 2013. The Company recorded $0.3 million and $0.7 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively. There was approximately $1.0 million and $0.7 million of total unrecognized compensation cost as of September 30, 2014 and December 31, 2013, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued 45,719 and 43,715 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the nine months ended September 30, 2014 and 2013, respectively. The Company issued 3,155 shares of common stock for services provided by one member of the Board of Directors

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

during the nine months ended September 30, 2014. The Company issued 8,352 shares of common stock to certain members of management in lieu of cash compensation during the nine months ended September 30, 2014. The Company issued 22,500 and 83,469 shares of common stock related to the vesting of restricted shares during the nine months ended September 30, 2014 and 2013, respectively, which were previously granted to certain employees. The Company withheld 9,621 and 29,489 common shares to cover the employee tax obligation related to the restricted shares issuance during the nine months ended September 30, 2014 and 2013, respectively.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment revenues
Equipment rentals	$21,720	$14,416	$53,312	$49,789
Equipment distribution	2,760	3,772	6,938	8,337
Parts and service	5,101	4,620	14,926	14,960
Total revenues	$29,581	$22,808	$75,176	$73,086
Segment gross profit
Equipment rentals	$5,150	$3,805	$11,825	$12,554
Equipment distribution	161	368	335	807
Parts and service	1,206	1,283	3,812	4,181
Total gross profit	$6,517	$5,456	$15,972	$17,542

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	September 30, 2014	December 31, 2013
Segment identified assets
Equipment rentals	$295,990	$307,372
Equipment distribution	9,195	5,150
Parts and service	6,910	5,261
Total segment identified assets	312,095	317,783
Non-segmented identified assets	14,436	14,993
Total assets	$326,531	$332,776

The Company operates primarily in the United States. Our sales to international customers for the three months ended September 30, 2014 were 5.8% of total revenues. Sales to customers in Canada represented 4.9% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended September 30, 2014, four customers individually accounted for approximately 17.9%, 13.3%, 12.2% and 10.8% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended September 30, 2013 were 8.3% of total revenues. Sales to customers in Canada represented 7.5% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the three months ended September 30, 2013, four customers individually accounted for approximately 23.4%, 13.1%, 11.5% and 10.3% of revenues on a segmented basis. The concentration

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the nine months ended September 30, 2014 were 7.1% of total revenues. Sales to customers in Canada represented 5.3% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment rentals segment for the nine months ended September 30, 2014, one customer individually accounted for approximately 10.3% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment rentals segment is directly attributable to the number of pieces of equipment on rent and the high average monthly rental rates for those pieces of equipment. Within the equipment distribution segment for the nine months ended September 30, 2014, one customer individually accounted for approximately 16.7% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the nine months ended September 30, 2013 were 8.9% of total revenues. Sales to customers in Canada represented 8.2% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the equipment distribution segment for the nine months ended September 30, 2013, two customers individually accounted for approximately 34.0% and 10.6% of revenues on a segmented basis. The concentration of revenues from these customer swithin the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at September 30, 2014 totaled approximately $4.1 million, including long-lived assets totaling approximately $3.0 million. At December 31, 2013, total assets located in Canada totaled approximately $4.5 million, including long-lived assets totaling approximately $3.5 million.

12.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company has occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company has agreed to pay such entity $7,688 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 include approximately $23,064 and $69,192, respectively of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.7 million, respectively, as of September 30, 2014 and approximately $3.3 million and $2.0 million, respectively, as of December 31, 2013.

13.	Subsequent Events

On October 30, 2014, Essex Crane entered into a First Amendment to the Fourth Amended and Restated Credit Agreement to modify the calculation of the fixed charge coverage ratio to allow for the exclusion of severance expenses. Additionally, the

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amendment reduced the required fixed charge coverage ratio for September 2014 to not less than 1.08 to 1.00 and to waive an event of default that occurred as a result of the fixed charge coverage ratio falling below the required ratio of 1.10 to 1.00 in August 2014. All other terms of the May 13, 2014 Essex Crane Revolving Credit facility remained in effect following such amendment.

On October 8, 2014, Coast Crane entered into an interest rate cap agreement to hedge its exposure to interest rate fluctuations.  The agreement has a notional principal amount of $40.0 million, a 90-day LIBOR cap of 2.50% and matures in June 2016. This interest rate cap was not designated for hedge accounting treatment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2014, and its results of operations for the three and nine months ended September 30, 2014 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Parts and Service Segment We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. While crawler cranes or attachments, tower cranes, rough terrain cranes, boom trucks or other equipment are on rent, much of the repair and maintenance work beyond normal wear is paid for by the customer. We perform a portion of the repair and maintenance work and recognize revenues for such services to the extent they are the customer’s responsibility. This category of revenues also includes providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental. We also provide repair and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and our skilled mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale.

In summary, for the three months ended September 30, 2014, 73.4% of total revenues were derived from our equipment rental segment, 9.3% from our equipment distribution segment and 17.3% from our parts and service segment. For the nine months ended September 30, 2014, 70.9% of total revenues were derived from our equipment rental segment, 9.2% from our equipment distribution segment and 19.9% from our parts and service segment.

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and nine months ended September 30, 2014 and 2013 for the equipment types owned during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Crawler Cranes - Hydraulic	79.6%	70.9%	67.4%	66.3%
Crawler Cranes - Traditional	30.0%	31.4%	27.8%	31.0%
Rough Terrain Cranes	65.9%	50.5%	64.1%	56.4%
Boom Trucks	49.8%	52.0%	47.1%	51.9%
Self-Erecting Tower Cranes	42.9%	32.6%	39.4%	40.8%
City & Other Tower Cranes	52.7%	33.5%	45.9%	44.8%

Fleet Overview

As of September 30, 2014 and December 31, 2013, the total orderly liquidation value of the rental equipment fleet was approximately $336.9 million and $345.6 million, respectively.

The Company remains focused on reshaping our asset portfolio and repositioning our fleet through the sale of rental equipment assets, which management believes will improve utilization and increase the return on invested capital. The Company intends to use the proceeds from the sale of rental equipment assets to rebalance the Company's rental fleet mix through the purchase of replacement assets or reduce debt. During the three months ended September 30, 2014, the Company agreed to terms on the sale of fifteen traditional crawler cranes with the sale to be completed in groups over the course of the nine month period ended March 31, 2015. A portion of the sale was completed during the three months ended September 30, 2014 and those assets were replaced with rough terrain cranes in specific tonnage capacities that are in high demand and whose utilization currently exceeds 80%.

Current Environment

Since 2012, the Company has experienced increasing demand from the end markets that it serves, but has yet to return to pre-recession levels of revenue that were experienced prior to 2009. During the nine months ended September 30, 2014, the Company has experienced a robust increase in rental demand, particularly for hydraulic crawler cranes and rough terrain cranes. Crawler crane quoting activity remains strong and has increased by approximately 20% in the nine months ended September 30, 2014 as compared to the prior year. This increase in demand occurred most significantly during the latter part of the quarter ended June 30, 2014. The expected revenue from signed crawler crane leases increased by approximately 32% as of September 30, 2014 as compared to September 30, 2013 and the backlog of expected rental revenues based on minimum lease terms for crawler cranes as of September 30, 2014 increased by approximately 19% as compared to the backlog as of September 30, 2013. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at year-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. The Company is also experiencing increasing utilization rates for city and other tower cranes. Despite increasing utilization rates, market forces continue to make it difficult for the Company to increase rental rates in a meaningful way. The Company is focused on increasing utilization by striving to create a more customer centric, service oriented culture with an emphasis on continuous quality improvement. The Company is also focused on selling underutilized rental assets, particularly traditional crawler cranes, in order to increase shareholders' return on invested capital.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA represents the sum of net income, tax benefit, foreign currency exchange gains and losses, interest expense, other income, depreciation, amortization and impairment expense. Adjusted EBITDA is used internally when evaluating our operating performance and, we believe, allows investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about operating performance and period-over-period growth, and provides additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. However, Adjusted EBITDA is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to net income (loss) as an indicator of operating performance.

The following table provides a summary of Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2,398)	$(1,903)	$(8,308)	$(5,998)
Benefit for income taxes	(1,834)	(1,030)	(5,354)	(3,609)
Foreign currency exchange (gains) losses	172	(107)	225	222
Interest expense	3,669	3,075	10,243	8,576
Other (income) expense	3	(553)	1	(559)
Loss from operations	(388)	(518)	(3,193)	(1,368)

Depreciation	4,538	4,652	13,755	13,981
Impairment - rental equipment, held for sale	771	—	771	—
Other depreciation and amortization	195	251	708	793
Adjusted EBITDA	$5,116	$4,385	$12,041	$13,406

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The Company had a net loss of $2.4 million for the three months ended September 30, 2014. Total revenue, cost of revenues and gross profit were $29.6 million, $23.1 million and $6.5 million, respectively, for the three months ended September 30, 2014. Total selling, general, administrative and other expenses of $6.1 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.7 million for the three months ended September 30, 2014. The Company had an income tax benefit of $1.8 million for the three months ended September 30, 2014 related to loss before income taxes of $4.2 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation and $0.1 million of non-recurring expenses, was $5.1 million for the three months ended September 30, 2014.

The Company had a net loss of $1.9 million for the three months ended September 30, 2013. Total revenue, cost of revenues and gross profit were $22.8 million, $17.4 million and $5.5 million, respectively, for the three months ended September 30, 2013. Total selling, general, administrative and other expenses of $6.0 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.1 million for the three months ended September 30, 2013. The Company had an income tax benefit of $1.0 million for the three months ended September 30, 2013 related to loss before income taxes of $2.9 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation expense, was $4.4 million for the three months ended September 30, 2013.

Revenues

Revenues for the three months ended September 30, 2014 were $29.6 million, a 29.7% increase compared to revenues of $22.8 million for the three months ended September 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment revenues
Equipment rentals	$21,720	$14,416	$7,304	50.7%
Equipment distribution	2,760	3,772	(1,012)	(26.8)%
Parts and service	5,101	4,620	481	10.4%
Total revenues	$29,581	$22,808	$6,773	29.7%

Equipment Rentals

Equipment rental segment revenues, which represent 73.4% of total revenues, was $21.7 million for the three months ended September 30, 2014, a 50.7% increase from $14.4 million for the three months ended September 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Equipment rentals revenue, which represented 46.1% of total revenues, was $13.6 million for the three months ended September 30, 2014, a 15.6% increase from $11.8 million for the three months ended September 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes, tower cranes, and hydraulic crawler cranes and attachments. These increases in rental revenues were partially offset by a decrease in rental revenues for traditional crawler cranes and attachments and boom trucks.

There was an increase in average crawler crane rental rate of 4.5% to $18,297 (per crane per rental month) for the three months ended September 30, 2014 from $17,509 for the three months ended September 30, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the three months ended September 30, 2013. Our crawler crane fleet has benefited from an increase in power and industrial marine related projects in the Gulf Coast and southeast region of the country. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the three months ended September 30, 2013, management has not been able to significantly increase average rental rates due to competitive pressure.

Utilization for rough terrain cranes for the three months ended September 30, 2014 and 2013 was 65.9% and 50.5%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The increase in utilization was driven by an increase in demand from the power, petrochemical and transportation end markets along with the utilization improvement initiative that made these assets available to the entire sales force. Boom truck utilization decreased to 49.8% for the three months ended September 30, 2014 compared to 52.0% for the three months ended September 30, 2013. Weakening demand in the power and transportation end markets was the primary factor for the decreased boom truck utilization. Tower crane utilization was 42.9% and 52.7% for the self-erecting and city & other tower cranes, respectively, for the three months ended September 30, 2014 as compared to 32.6% and 33.5% for the self-erecting and city & other tower cranes, respectively, for the three months ended September 30, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Transportation revenue, which represents 6.9% of total revenues, was $2.1 million for the three months ended September 30, 2014, a 52.4% increase from $1.3 million for the three months ended September 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Used rental equipment sales revenue was $6.0 million for the three months ended September 30, 2014; a $4.8 million or 376.2% increase compared to the three months ended September 30, 2013. The increase in total used rental equipment sales revenue is primarily attributable to the type and number of used rental equipment assets sold during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Company sold seven high lifting capacity crawler cranes during the three months ended September 30, 2014, which generated sales proceeds of approximately $2.6 million. In total, during the three months ended September 30, 2014, the Company sold twenty-one pieces of used rental equipment. During the three months ended September 30, 2013, the Company sold seven pieces of used rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 9.3% of total revenue, was $2.8 million for the three months ended September 30, 2014, a 26.8% decrease from $3.8 million for the three months ended September 30, 2013. The decrease in equipment distribution segment revenue is primarily attributable to the number sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represents 17.3% of total revenue, was $5.1 million for the three months ended September 30, 2014, a 10.4% increase from $4.6 million for the three months ended September 30, 2013. The increase is primarily attributable to an increase in over the counter parts sales and repair and maintenance revenue billed related to customer owned equipment.

Gross Profit

Gross Profit for the three months ended September 30, 2014 was $6.5 million, a 19.4% increase from gross profit of $5.5 million for the three months ended September 30, 2013. Gross profit margin was 22.0% for the three months ended September

30, 2014 compared to 23.9% for the three months ended September 30, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment gross profit
Equipment rentals	$5,150	$3,805	$1,345	35.3%
Equipment distribution	161	368	(207)	(56.3)%
Parts and service	1,206	1,283	(77)	(6.0)%
Total gross profit	$6,517	$5,456	$1,061	19.4%

Equipment rentals segment gross profit of $5.2 million for the three months ended September 30, 2014 increased $1.3 million or 35.3% as compared to the three months ended September 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. The gross profit margin percentage related to the equipment rentals segment excluding the impact of used rental equipment sales and transportation was 31.0% and 29.0% for the three months ended September 30, 2014 and 2013, respectively. The quality improvement initiatives and customer-centric service oriented strategies that the Company has adopted have resulted in an increase in equipment utilization, but have also resulted in increased costs related to higher quality of equipment when beginning rental contracts and a reduction in the amount of rental-end repair billing. Gain on the sale of used rental equipment was $1.0 million for the three months ended September 30, 2014, a 117.9% increase from $0.4 million for the three months ended September 30, 2013. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental assets sold during the three months ended September 30, 2014.

Equipment distribution segment gross profit of approximately $0.2 million (5.8% margin) for the three months ended September 30, 2014 decreased $0.2 million, or 56.3%, from approximately $0.4 million (9.8% margin) for the three months ended September 30, 2013. The decreased gross profit and margin are functions of higher profit margins on individual sale transactions and a larger number of sales transactions during the three months ended September 30, 2013.

Parts and service segment gross profit of $1.2 million (23.6% margin) for the three months ended September 30, 2014 decreased approximately $0.1 million or 6.0% from $1.3 million (27.8% margin) for the three months ended September 30, 2013. The parts and service segment gross profit decrease was driven by lower repair and maintenance revenue billed related to equipment on rent along with lower margin rigging work performed to generate long-term equipment rental revenues.

Total selling, general, administrative and other expenses for the three months ended September 30, 2014 and 2013 were $6.1 million and $6.0 million, respectively. The increase in selling, general, administrative and other expenses was due to increases in sales and marketing expense of $0.1 million, travel expense of $0.1 million, rent expense of $0.1 million and professional fees of $0.1 million. These increases were partially offset by decreases in bad debt expense and business taxes of $0.2 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million of non-cash stock based compensation expense for each of the three months ended September 30, 2014 and 2013.

Impairment expense related to rental equipment held for sale during three months ended September 30, 2014 was approximately $0.8 million. As a result of agreeing to terms on the sale of certain traditional crawler crane assets during the three months ended September 30, 2014, the Company compared they carrying value to the fair value of the assets. The fair value of the assets was determined to be the agreed upon sales price, which was less than the carrying value of the assets, resulting in the impairment charge recorded during the period.

Interest expense increased 19.3% to $3.7 million for the three months ended September 30, 2014 from $3.1 million for the three months ended September 30, 2013. The increase in interest expense is related primarily to a $0.5 million increase in loan cost amortization expense along with a higher overall interest rates primarily due to the new Essex Crane term loan.

Income tax benefit was $1.8 million for the three months ended September 30, 2014 compared to a $1.0 million for the three months ended September 30, 2013.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 43.3% and 35.1% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment and certain discrete items.

Essex had 257 full-time employees at September 30, 2014 compared to 253 full-time employees September 30, 2013.

Results of Operations

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The Company had a net loss of $8.3 million for the nine months ended September 30, 2014. Total revenue, cost of revenues and gross profit were $75.2 million, $59.2 million and $16.0 million, respectively, for the nine months ended September 30, 2014. Total selling, general, administrative and other expenses of $18.4 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $10.2 million for the nine months ended September 30, 2014. The Company had an income tax benefit of $5.4 million for the nine months ended September 30, 2014 related to loss before income taxes of $13.7 million. Adjusted EBITDA, which includes the impact of $0.3 million of non-cash stock compensation and $0.8 million of non-recurring expenses, was $12.0 million for the nine months ended September 30, 2014.

The Company had a net loss of $6.0 million for the nine months ended September 30, 2013. Total revenue, cost of revenues and gross profit were $73.1 million, $55.5 million and $17.5 million, respectively, for the nine months ended September 30, 2013. Total selling, general, administrative and other expenses of $18.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $8.6 million for the nine months ended September 30, 2013. The Company had an income tax benefit of $3.6 million for the nine months ended September 30, 2013 related to loss before income taxes of $9.6 million. Adjusted EBITDA, which includes the impact of $0.7 million and $0.3 million of non-cash stock compensation and non-recurring expenses, respectively, was $13.4 million for the nine months ended September 30, 2013.

Revenues

Revenues for the nine months ended September 30, 2014 were $75.2 million, a 2.9% decrease compared to revenues of $73.1 million for the nine months ended September 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment revenues
Equipment rentals	$53,312	$49,789	$3,523	7.1%
Equipment distribution	6,938	8,337	(1,399)	(16.8)%
Parts and service	14,926	14,960	(34)	(0.2)%
Total revenues	$75,176	$73,086	$2,090	2.9%

Equipment Rentals

Equipment rental segment revenues, which represents 70.9% of total revenues, was $53.3 million for the nine months ended September 30, 2014, a 7.1% increase from $49.8 million for the nine months ended September 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Equipment rentals revenue, which represented 49.5% of total revenues, was $37.2 million for the nine months ended September 30, 2014, a 5.0% increase from $35.4 million for the nine months ended September 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes, tower cranes and hydraulic crawler cranes and attachments. The increase in rental revenue was partially offset by reductions in rental revenue from boom trucks and traditional crawler cranes and attachments. In addition to increased utilization for rough terrain cranes, tower cranes and hydraulic crawler cranes, each of these equipment categories realized increased average rental rates as compared to the nine months ended September 30, 2013.

There was an increase in average crawler crane rental rate of 3.9% to $17,891 (per crane per rental month) for the nine months ended September 30, 2014 from $17,223 for the nine months ended September 30, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the nine months ended September 30, 2013. Our crawler crane fleet has benefited from an increase in power and industrial marine related projects in the Gulf Coast and southeast region of the country. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the nine months ended September, 2013, management has not been able to significantly increase average rental rates due to competitive pressure.

Utilization for rough terrain cranes for the nine months ended September 30, 2014 and 2013 was 64.1% and 56.4%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The increase in utilization was driven by an increase in demand for the general building, power, petrochemical and transportation end markets along with the utilization improvement initiative that made these assets available to the entire sales force. Boom truck utilization decreased to 47.1% for the nine months ended September 30, 2014 compared to 51.9% for the nine months ended September 30, 2013. Weakening demand in the general building, power and transportation end markets was the primary factor for decreased boom truck utilization. Tower crane utilization was 39.4% and 45.9% for the self-erecting and city & other tower cranes, respectively, for the nine months ended September 30, 2014 as compared to 40.8% and 44.8% for the self-erecting and city & other tower cranes, respectively, for the nine months ended September 30, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Transportation revenue, which represents 8.2% of total revenues, was $6.0 million for the nine months ended September 30, 2014, a 36.2% increase from $4.4 million for the nine months ended September 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Used rental equipment sales revenue was $10.1 million for the nine months ended September 30, 2014; a $0.2 million or 1.7% increase compared to the nine months ended September 30, 2013. The increase in total used rental equipment sales revenue is primarily attributable an increase in the size of the individual sales transactions. During the nine months ended September 30, 2014, the Company sold thirty-eight pieces of used rental equipment, including eleven crawler cranes which generated $4.0 million in revenue. During the nine months ended September 30, 2013, the Company sold ninety-one pieces of used rental equipment with the majority of the sales related to aerial work platforms.

Equipment Distribution

Equipment distribution segment revenue, which represents 9.2% of total revenue, was $6.9 million for the nine months ended September 30, 2014, a 16.8% decrease from $8.3 million for the nine months ended September 30, 2013. The decrease in equipment distribution segment revenue is primarily attributable a decline in the number of sales transactions and to the size of sales transactions as compared to the prior year. During the nine months ended September 30, 2013, the Company sold thirteen more pieces of equipment than during the nine months ended September 30, 2014, and had a large individual sale transaction that generated sale proceeds of approximately $2.8 million.

Parts and Service

Parts and service segment revenue, which represents 19.9% of total revenue, was $14.9 million for the nine months ended September 30, 2014, a 0.2% decrease from $15.0 million for the nine months ended September 30, 2013. The decrease is primarily attributable to a decrease in repair and maintenance revenue billed related to equipment on rent.

Gross Profit

Gross Profit for the nine months ended September 30, 2014 was $16.0 million, an 8.9% decrease from gross profit of $17.5 million for the nine months ended September 30, 2013. Gross profit margin was 21.2% for the nine months ended September 30, 2014 compared to 24.0% for the nine months ended September 30, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Segment gross profit
Equipment rentals	$11,825	$12,554	$(729)	(5.8)%
Equipment distribution	335	807	(472)	(58.5)%
Parts and service	3,812	4,181	(369)	(8.8)%
Total gross profit	$15,972	$17,542	$(1,570)	(8.9)%

Equipment rentals segment gross profit of $11.8 million for the nine months ended September 30, 2014 decreased $0.7 million or 5.8% as compared to the nine months ended September 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. The gross profit margin percentage related to the equipment rentals segment excluding the impact of used rental equipment sales and transportation was 26.5% and 28.2% for the nine months ended September 30, 2014 and 2013, respectively. The quality improvement initiatives and customer-centric service oriented strategies that the Company has adopted has resulted in an increase in equipment utilization, but has also resulted in increased costs related to higher quality of equipment when beginning rental contracts and a reduction in the amount of rental-end repair billing.Gain on the sale of used rental equipment was $1.8 million for the nine months ended September 30, 2014, a 26.1% decrease from $2.5 million for the nine months ended September 30, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decline in the number of assets sold.

Equipment distribution segment gross profit of approximately $0.3 million (4.8% margin) for the nine months ended September 30, 2014 decreased $0.5 million, or 58.5%, from approximately $0.8 million (9.7% margin) for the nine months ended September 30, 2013. The decreased gross profit and margin are functions of lower profit margins on individual sale transactions and lower sales volume during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company had a large sales transaction with a gross profit of $0.4 million.

Parts and service segment gross profit of $3.8 million (25.5% margin) for the nine months ended September 30, 2014 decreased approximately $0.4 million or 8.8% from $4.2 million (27.9% margin) for the nine months ended September 30, 2013. The parts and service segment gross profit decrease was driven by lower margin repair and maintenance and rigging revenue billed related to equipment currently on rent.

Total selling, general, administrative and other expenses for the nine months ended September 30, 2014 and 2013 were $18.4 million and $18.9 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in salary and tax expense of $0.4 million, benefits expense of $0.1 million and business tax expense of $0.4 million. These decreases were partially offset by increases in sales and marketing expense of $0.2 million, professional fees of $0.1 million, travel expense of $0.2 million and rent expense of $0.1 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.3 million and $0.7 million of non-cash stock based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.

Impairment expense related to rental equipment held for sale during nine months ended September 30, 2014 was approximately $0.8 million. As a result of agreeing to terms on the sale of certain traditional crawler crane assets during the nine months ended September 30, 2014, the Company compared they carrying value to the fair value of the assets. The fair value of the assets was determined to be the agreed upon sales price, which was less than the carrying value of the assets, resulting in the impairment charge recorded during the period.

Interest expense increased 19.4% to $10.2 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013. The increase in interest expense is related primarily to additional loan costs of $0.2 million amortized to interest expense and $0.3 million of loan costs written off to interest expense of as a result of the Essex Crane Revolving Credit Facility amendment entered into in May 2014 along with a higher overall interest rate as a result of the new Essex Crane term loan.

Income tax benefit was $5.4 million for the nine months ended September 30, 2014 compared to $3.6 million for the nine months ended September 30, 2013.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 39.2% and 37.6% for the nine months ended September, 2014 and 2013, respectively. The effective tax rate increased from the prior year due to discrete items including changes in state valuation allowances and state income tax audit activity.

Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the nine months ended September 30, 2014 was $6.3 million. This was primarily the result of a net loss of $8.3 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, rental equipment impairment charges, deferred income taxes and stock-based compensation expense, provided cash flows of approximately $1.8 million. The positive cash flows from operating activities were decreased by a total change in operating assets and liabilities of $8.2 million, which was comprised of a $3.3 million increase in accounts receivable, a $5.2 million increase in retail equipment inventory, a $0.6 million increase in spare parts inventory and a $0.1 million decrease in customer deposits. These uses of cash were partially offset by a $0.3 million decrease in other receivables a $0.2 million decrease in prepaid expenses, a $0.3 million increase in accounts payable and accrued expenses and a $0.3 million increase in unearned rental revenue.

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

Cash flow from investing activities. The Company's cash provided by investing activities for the nine months ended September 30, 2014 was $4.0 million. This was primarily the result of proceeds from the sale of rental equipment of $10.1 million and a decrease in accounts receivable from rental equipment sales of $0.7 million. These sources of cash were partially offset by purchases of rental equipment of $6.2 million and purchases of property and equipment of $0.6 million.

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

Cash flow from financing activities. The Company's cash provided by financing activities for the nine months ended September 30, 2014 was $2.1 million. This was primarily the result of net borrowings made on the revolving credit facilities and term loans of $6.3 million. These sources of cash were partially offset by payments on the purchase money security interest debt of $0.8 million, payments on promissory notes of $2.0 million and payments for loan acquisition costs of $1.2 million. Gross borrowings and payments on the revolving credit facilities were $83.2 million and $105.4 million, respectively, for the period. Gross borrowings and payments on the term loans were $30.0 million and $1.5 million, respectively. Gross borrowings and payments on the purchase money security interest debt for the period were $2.6 million and $0.8 million, respectively.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $6.0 million and $10.1 million, respectively, during the three and nine months ended September 30, 2014 were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of September 30, 2014, we had approximately $10.1 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $1.4 million of cash on hand; providing the company with $11.5 million of potential liquidity.

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

On October 30, 2014, Essex Crane entered into a First Amendment (the “First Amendment”) to the Essex Crane Revolving Credit Facility. The purpose of the First Amendment is to amend the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA"), solely for the purpose of calculating EBITDA when determining compliance with the fixed charge coverage ratio covenant, to exclude certain severance expenses. The amendment also adjusts the minimum fixed charge coverage ratio requirement to 1.08 to 1.00 for the trailing twelve month period ended September 30, 2014 and 1.10 to 1.00 for the trailing twelve months ended October 31, 2014 and each month ending thereafter. In addition, the amendment waives any event of default arising from Essex Crane’s breach of the minimum 1.10 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended August 31, 2014.

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
Contractual Obligations

During the three and nine months ended September 30, 2014, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 with the exception of the Fourth Amended and Restated Credit Agreement at Essex Crane.

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
Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2014, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of September 30, 2014. The weighted average interest rate in effect on all of the Company’s borrowings at September 30, 2014 was 5.45%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at September 30, 2014 would increase our interest expense by approximately $1.4 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12.0 million of the Company's common stock and publicly-traded warrants of which approximately $9.0 million remained available at September 30, 2014.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

On October 30, 2014, Essex Crane and Holdings, a wholly-owned subsidiary of Essex and the direct parent of Essex Crane, entered into a First Amendment (the “First Amendment”) to the Essex Crane Revolving Credit Facility by and among Essex Crane, Holdings, Wells Fargo Capital Finance, LLC, as Agent for the several financial institutions from time to time party to the Essex Crane Credit Agreement and for itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP), L.P., Kayne Senior Credit Fund, L.P., 1492 Capital, LLC, and Medley Capital Corporation, as lenders.

The purpose of the First Amendment is to amend the definition of EBITDA, solely for the purpose of calculating EBITDA when determining compliance with the fixed charge coverage ratio covenant, to exclude certain severance expenses. The amendment also adjusts the minimum fixed charge coverage ratio requirement to 1.08 to 1.00 for the trailing twelve month period ended September 30, 2014 and 1.10 to 1.00 for the trailing twelve months ended October 31, 2014 and each month ending thereafter. In addition, the amendment waives any event of default arising from Essex Crane’s breach of the minimum 1.10 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended August 31, 2014.

Item 6. Exhibits

A. Exhibits

10.1
First Amendment to the Fourth Amended and Restated Credit Agreement (the “First Amendment”), dated October 30, 2014, by and among Essex Crane Rental Corp., Essex Holdings, LLC, Wells Fargo Capital Finance, LLC, as Agent for the several financial institutions from time to time party to the Essex Crane Credit Agreement and for itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP), L.P., Kayne Senior Credit Fund, L.P., 1492 Capital, LLC, and Medley Capital Corporation, as lenders.

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

ESSEX RENTAL CORP.

Dated:	November 5, 2014	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2014	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)