Form 10-Q/A
period 2013-03-31
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

ESSEX RENTAL CORP.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2013 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of March 31, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

This Amendment No. 1 is being filed to correct an error within the unaudited Consolidated Balance Sheets included in the Initial Form 10-Q related to the Company’s classification of indebtedness outstanding under its revolving credit facilities as long-term obligations instead of short-term obligations and an error in the aggregation of its operating subsidiaries' equipment rentals segments in its segment disclosures. Solely because the revolving credit facilities provide for both subjective acceleration clauses and traditional lock-box arrangements, substantially all of the balances outstanding under the revolving credit facilities should have been classified as short-term obligations within the Company’s Consolidated Balance Sheets included in the initial Form 10-Q. The equipment rentals reportable segments of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not have been aggregated, but reported as separate operating segments, under appropriate accounting guidance that provides for separate segment reporting where two operating segments do not share similar economic characteristics. The errors in our Consolidated Balance Sheets resulted in a technical default under certain of the Company's debt agreements, which, as of the date of this filing, have all been waived. The above mentioned restatements do not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $167.1 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of March 31, 2013 and December 31, 2012, respectively.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of March 31, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. (“Essex Rental”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex Rental’s expectations include, without limitation, the continued ability of Essex Rental to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex Rental provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. Essex Rental assumes no obligation to update or supplement forward-looking information in this Form 10-Q/A whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Restated)	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,108,111	$8,389,321
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,446,000 and $2,775,000, respectively	17,075,733	14,658,198
Other receivables	2,083,304	2,282,104
Deferred tax assets	3,102,228	3,022,625
Inventory
Retail equipment	634,176	1,815,670
Retail spare parts, net	1,355,258	1,386,412
Prepaid expenses and other assets	1,645,327	1,494,751
TOTAL CURRENT ASSETS	29,004,137	33,049,081

Rental equipment, net	300,198,299	306,892,373
Property and equipment, net	6,547,450	6,610,976
Spare parts inventory, net	3,041,816	3,145,129
Identifiable finite lived intangibles, net	1,320,000	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	7,354,837	1,170,354

TOTAL ASSETS	$349,262,665	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,626,962	$5,342,637
Accrued employee compensation and benefits	1,634,990	1,999,143
Accrued taxes	2,726,013	3,211,400
Accrued interest	762,902	1,359,017
Accrued other expenses	939,798	1,358,036
Unearned rental revenue	1,790,581	1,520,701
Customer deposits	487,010	73,795
Revolving credit facilities - short-term	167,096,926	206,271,218
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	854,974	828,610
Promissory notes	5,154,903	5,130,870
Capital lease obligation	1,275	3,154
TOTAL CURRENT LIABILITIES	187,076,334	227,098,581

LONG-TERM LIABILITIES
Revolving credit facility	4,093,483	4,321,691
Term loan	38,000,000	—
Purchase money security interest debt	2,180,246	2,147,349
Deferred tax liabilities	45,680,095	46,258,254
TOTAL LONG-TERM LIABILITIES	89,953,824	52,727,294

TOTAL LIABILITIES	277,030,158	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,653,513 shares at March 31, 2013 and 24,555,818 shares at December 31, 2012	2,465	2,456
Paid in capital	124,619,117	124,460,238
Accumulated deficit	(52,394,188)	(50,230,938)
Accumulated other comprehensive gain, net of tax	5,113	9,979
TOTAL STOCKHOLDERS' EQUITY	72,232,507	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$349,262,665	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Equipment rentals	$11,485,089	$10,284,322
Retail equipment sales	3,709,684	916,446
Used rental equipment sales	3,799,170	5,328,862
Retail parts sales	1,745,791	2,332,242
Transportation	1,192,585	1,344,063
Equipment repairs and maintenance	3,132,135	3,532,250
TOTAL REVENUES	25,064,454	23,738,185

COST OF REVENUES
Salaries, payroll taxes and benefits	2,750,858	2,883,136
Depreciation	4,671,136	5,246,187
Retail equipment sales	3,130,620	719,815
Used rental equipment sales	2,601,966	4,703,899
Retail parts sales	1,350,865	1,134,046
Transportation	1,131,205	1,136,973
Equipment repairs and maintenance	2,881,016	3,721,972
Yard operating expenses	824,019	788,058
TOTAL COST OF REVENUES	19,341,685	20,334,086

GROSS PROFIT	5,722,769	3,404,099

Selling, general and administrative expenses	6,081,200	6,987,955
Other depreciation and amortization	283,901	326,404
LOSS FROM OPERATIONS	(642,332)	(3,910,260)

OTHER INCOME (EXPENSES)
Other income (expense)	4,552	(15,560)
Interest expense	(2,515,188)	(2,908,682)
Foreign currency exchange gains (losses)	(116,035)	35,539
TOTAL OTHER INCOME (EXPENSES)	(2,626,671)	(2,888,703)

LOSS BEFORE INCOME TAXES	(3,269,003)	(6,798,963)

BENEFIT FOR INCOME TAXES	(1,105,753)	(2,102,621)

NET LOSS	$(2,163,250)	$(4,696,342)

Weighted average shares outstanding:
Basic	24,611,513	24,525,103
Diluted	24,611,513	24,525,103

Loss per share:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,163,250)	$(4,696,342)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,866)	9,361
Change in fair value of interest rate swap, net of tax of $175,310 for the three months ended March 31, 2012	—	280,161
Other comprehensive income (loss)	(4,866)	289,522

Comprehensive loss	$(2,168,116)	$(4,406,820)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,163,250)	$(4,696,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	4,871,467	5,467,738
Amortization of loan acquisition costs and other intangibles	485,115	314,897
Amortization of promissory notes discount	24,032	24,032
Gain on sale of rental equipment	(1,197,204)	(624,963)
Deferred income taxes	(648,833)	(2,148,213)
Share based compensation expense	112,031	378,351
Change in fair value of interest rate swaps	—	(257,898)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,951,743)	(869,257)
Other receivables	198,800	225,004
Prepaid expenses and other assets	(150,576)	(72,026)
Retail equipment inventory	1,181,494	(28,341)
Spare parts inventory	131,976	564,245
Accounts payable and accrued expenses	(3,430,073)	(1,336,969)
Unearned rental revenue	269,880	178,817
Customer deposits	413,215	42,015
Total change in operating assets and liabilities	(3,337,027)	(1,296,512)

NET CASH USED IN OPERATING ACTIVITIES	(1,853,669)	(2,838,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(141,585)	(462,703)
Purchases of property and equipment	(193,788)	(64,469)
Accounts receivable from rental equipment sales	(465,792)	1,060,040
Proceeds from sale of rental equipment	3,799,170	5,328,862

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,998,005	5,861,730

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	24,545,760	21,499,664
Payments on revolving credit facilities	(63,948,260)	(25,485,976)
Proceeds from term loan	40,000,000	—
Payments on purchase money security interest debt	(404,538)	(168,351)
Payments on capital lease obligation	(1,923)	(1,923)
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	(39,557)
Payments for loan acquisition costs	(6,586,376)	(45,537)

NET CASH USED IN FINANCING ACTIVITIES	(6,497,979)	(4,241,680)

Effect of exchange rate changes on cash and cash equivalents	72,433	22,181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,281,210)	(1,196,679)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,108,111	$7,833,704

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$108,500
Equipment obtained through capital lease	$44	$170
Equipment purchased directly through short-term debt obligation	$463,799	$—
Unrealized gain on designated derivative instruments, net of tax	$—	$280,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$2,709,759	$2,407,013
Cash paid (received) for income taxes, net	$35,701	$29,310

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

2.	Significant Accounting Policies (As Restated)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment Reporting (As Restated)

We have determined, in accordance with applicable accounting guidance regarding operating segments that we have four reportable segments. We derive our revenues from four principal business activities: (1) Essex Crane equipment rentals; (2) Coast Crane equipment rentals; (3) equipment distribution; and (4) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 13 to the consolidated financial statements regarding our segment information.

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

3.	Restatement

On March 17, 2015, the Company concluded that certain of the Company's previously issued Consolidated Financial Statements, including those for the period covered by this report, should not be relied upon due to errors relating to the Company's classification of its revolving credit facilities and errors related to segment reporting.  Management concluded that (i) reclassification of certain of the obligations under the revolving credit facilities as short term obligations is appropriate under relevant accounting guidance that provides for such classification when a credit facility includes a subjective acceleration clause and a traditional lock-box arrangement and (ii) the equipment rental operating segment of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not be aggregated, but reported as separate segments, under applicable accounting guidance that provides for segment reporting when two operating segments do not share similar economic characteristics based on certain quantitative measures.  The restatement of the Consolidated Financial Statements included in this report does not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

The Company has restated its Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. In addition, Note 5 and Note 13 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of March 31, 2013 are as follows:

	As of March 31, 2013
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$167,096,926	$167,096,926
Total Current Liabilities	19,979,408	167,096,926	187,076,334

Long-term Liabilities:
Revolving credit facility	171,190,409	(167,096,926)	4,093,483
Total Long-term Liabilities	$257,050,750	$(167,096,926)	$89,953,824

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effects of the restatement of the revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of December 31, 2012 are as follows:

	As of December 31, 2012
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$206,271,218	$206,271,218
Total Current Liabilities	20,827,363	206,271,218	227,098,581

Long-term Liabilities:
Revolving credit facility	210,592,909	(206,271,218)	4,321,691
Total Long-term Liabilities	$258,998,512	$(206,271,218)	$52,727,294

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the three months ended March 31, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment revenues:
Equipment rentals	$17,848,464	$(17,848,464)	$—	$—
Essex Crane equipment rentals	—	8,532,493	(1,094,521)	7,437,972
Coast Crane equipment rentals	—	9,315,971	(308,838)	9,007,133
Parts and service	3,506,306	—	1,403,359	4,909,665

Segment gross profit:
Equipment rentals	4,387,309	(4,387,309)	—	—
Essex Crane equipment rentals	—	1,162,218	(325,444)	836,774
Coast Crane equipment rentals	—	3,225,091	(44,639)	3,180,452
Parts and service	$926,225	$—	$370,083	$1,296,308

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the three months ended March 31, 2012 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment revenues:
Equipment rentals	$18,116,501	$(18,116,501)	$—	$—
Essex Crane equipment rentals	—	8,213,894	(1,294,424)	6,919,470
Coast Crane equipment rentals	—	9,902,607	(49,831)	9,852,776
Parts and service	4,705,237	—	1,344,255	6,049,492

Segment gross profit:
Equipment rentals	2,010,650	(2,010,650)	—	—
Essex Crane equipment rentals	—	1,122,905	(712,992)	409,913
Coast Crane equipment rentals	—	887,745	440,919	1,328,664
Parts and service	$1,347,301	$—	$272,073	$1,619,374

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 13 as of March 31, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

	As of March 31, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$321,326,776	$(321,326,776)	$—	$—
Essex Crane equipment rentals	—	235,598,611	—	235,598,611
Coast Crane equipment rentals	—	85,728,165	540,817	86,268,982
Parts and service	$5,140,967	$—	$(540,817)	$4,600,150

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 13 as of December 31, 2012 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

	As of December 31, 2012
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$328,177,713	$(328,177,713)	$—	$—
Essex Crane equipment rentals	—	239,569,825	—	239,569,825
Coast Crane equipment rentals	—	88,607,888	582,737	89,190,625
Parts and service	$6,593,538	$—	$(582,737)	$6,010,801

4.	Intangible Assets

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

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2013 for the years ended December 31:

2013	$250,714
2014	334,286
2015	324,286
2016	214,286
2017	196,428
Total	$1,320,000

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	March 31, 2013	December 31, 2012	March 31, 2013	Date Ranges
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$152,463,228	$151,286,537	3.98%	October 2016
Coast Crane revolving credit facility - short-term	14,633,698	54,984,681	5.54%	March 2017
Coast Crane revolving credit facility - long-term	4,093,483	4,321,691	5.45%	March 2017
Term loan	38,000,000	—	5.25%	June 2014 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party) (1)	5,154,903	5,130,870	11.90%	December 2013
Purchase money security interest debt	2,180,246	2,147,349	4.48%	September 2015 - January 2018
Purchase money security interest debt - short-term	854,974	828,610	4.48%	within 1 year
Total debt obligations outstanding	$219,380,532	$218,699,738

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2013 and for the three months then ended, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

The Essex Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box. As a result, the Essex Crane Revolving Credit Facility is classified as a short-term obligation within the Company's Consolidated Balance Sheets.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2013 and for the three months then ended, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

The Coast Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box for Coast Crane and a springing lock-box for Coast Crane Ltd. As a result, the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, is classified as a short-term obligation within the Company's Consolidated Balance Sheets. The Coast Crane Ltd. borrowings under the Coast Crane Revolving Credit facility are classified as long-term obligations within the Company's Consolidated Balance Sheets.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2013 and for the three months then ended, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2013 and for the three months then ended, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

6.	Derivatives and Hedging Activities – Interest Rate Swap Agreements

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

7.	Fair Value

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
(Unaudited)

8.	Accumulated Other Comprehensive Income Reclassifications

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
(Unaudited)

9.	Earnings per Share and Comprehensive Income

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

10.	Income Taxes

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

11.	Stock Based Compensation

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

12.	Common Stock and Warrants

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Segment Information (As Restated)

We have identified four reportable segments: Essex Crane equipment rentals, Coast Crane equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance. The Essex Crane and Coast Crane equipment rentals segments include rental, transportation and used rental equipment sales. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$7,437,972	$6,919,470
Coast Crane equipment rentals	9,007,133	9,852,776
Equipment distribution	3,709,684	916,447
Parts and service	4,909,665	6,049,492
Total revenues	$25,064,454	$23,738,185
Segment gross profit
Essex Crane equipment rentals	$836,774	$409,913
Coast Crane equipment rentals	3,180,452	1,328,664
Equipment distribution	409,235	46,148
Parts and service	1,296,308	1,619,374
Total gross profit	$5,722,769	$3,404,099

The following table presents information about our reportable segments related to total assets:

	March 31, 2013	December 31, 2012
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$235,598,611	$239,569,825
Coast Crane equipment rentals	86,268,982	89,190,625
Equipment distribution	4,450,889	2,001,273
Parts and service	4,600,150	6,010,801
Total segment identified assets	330,918,632	336,772,524
Non-segmented identified assets	18,344,033	17,295,086
Total assets	$349,262,665	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the three months ended March 31, 2013 were 8.3% of total revenues. Sales to Canada represented 7.8% of total revenues. One customer accounted for 11.3% of our revenues on a consolidated basis. Within the Coast Crane equipment rentals segment, one customer individually accounted for approximately 11.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2013, one customer individually accounted for approximately 76.4% of revenues on a segmented basis. The concentration of revenues from these customers within the Coast Crane equipment rentals segment and the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended March 31, 2012 were 9.4% of total revenues. Sales to Canada represented 7.6% of total revenues. One customer accounted for 12.1% of our revenues on a consolidated basis. Within the Essex

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Crane equipment rentals segment for the three months ended March 31, 2012, one customer individually accounted for approximately 10.9% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment for the three months ended March 31, 2012, one customer individually accounted for approximately 29.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2012, two customers individually accounted for approximately 62.8% and 11.4% of revenues on a segmented basis. The concentration of revenues from these customers within the Coast Crane equipment rentals segment and the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at March 31, 2013 totaled approximately $6.8 million, including long-lived assets totaling approximately $5.3 million. At December 31, 2012, total assets located in Canada totaled approximately $7.2 million, including long-lived assets totaling approximately $5.8 million.

14.	Commitments, Contingencies and Related Party Transactions

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheet as of March 31, 2013 and the disaggregation of the equipment rentals segment for the three months ended March 31, 2013 and 2012. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2013, and its results of operations for the three months ended March 31, 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2013 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of March 31, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

This Amendment No. 1 is being filed to correct an error within the unaudited Consolidated Balance Sheets included in the Initial Form 10-Q related to the Company’s classification of indebtedness outstanding under its revolving credit facilities as long-term obligations instead of short-term obligations and an error in the aggregation of its operating subsidiaries' equipment rentals segments in its segment disclosures. Solely because the revolving credit facilities provide for both subjective acceleration clauses and traditional lock-box arrangements, substantially all of the balances outstanding under the revolving credit facilities should have been classified as short-term obligations within the Company’s Consolidated Balance Sheets included in the initial Form 10-Q. The equipment rentals reportable segments of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not have been aggregated, but reported as separate operating segments, under appropriate accounting guidance that provides for separate segment reporting where two operating segments do not share similar economic characteristics. The errors in our Consolidated Balance Sheets resulted in technical defaults under the Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived. The above mentioned restatements do not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $167.1 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of March 31, 2013 and December 31, 2012, respectively.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of March 31, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

Products and Services; Operating Segments

Our principal products and services, as grouped within the Company’s four defined operating segments, are described below.

Essex Crane Equipment Rentals Segment    We offer crawler cranes and attachments. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes.  In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges, fuel charges, and in rare instances, third party contracted operator labor. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between four and eighteen months. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

Coast Crane Equipment Rentals Segment    We offer rough terrain cranes, boom trucks and tower cranes for rent. In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges and fuel charges. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, for which tower cranes and crawler cranes have rental periods of between four and eighteen months. Rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) charged to customers and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

In summary, for the three months ended March 31, 2013, 29.7% of total revenues were derived from our Essex Crane equipment rentals segment, 35.9% from our Coast Crane equipment rentals segment 14.8% from our equipment distribution segment and 19.6% from our parts and service segment.

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

Revenues

Revenues for the three months ended March 31, 2013 were $25.1 million, a 5.6% increase compared to revenues of $23.7 million for the three months ended March 31, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$7,437,972	$6,919,470	$518,502	7.5%
Coast Crane equipment rentals	9,007,133	9,852,776	(845,643)	(8.6)%
Equipment distribution	3,709,684	916,447	2,793,237	304.8%
Parts and service	4,909,665	6,049,492	(1,139,827)	(18.8)%
Total revenues	$25,064,454	$23,738,185	$1,326,269	5.6%

 Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenues, which represents 29.7% of total revenues, was $7.4 million for the three months ended March 31, 2013, a 7.5% increase from $6.9 million for the three months March 31, 2012. The Essex Crane equipment rentals segment includes rental, transportation, and used rental equipment sales. Equipment rentals revenue, which represented 24.9% of total revenues, was $6.2 million for the three months ended March 31, 2013, a 13.7% increase from $5.5 million for the three months ended March 31, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 43.9% for the three month period ended March 31, 2013 compared to 37.0% for the same period in the prior year. There was an increase in average crawler crane rental rate of 4.6% to $16,975 (per crane per rental month) for the three months ended March 31, 2013 from $16,233 for the three months ended March 31, 2012. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 3.0% of total revenues, was $0.8 million for the three months ended March 31, 2013, a 31.5% decrease from $1.1 million for the three months ended March 31, 2012. The decrease in transportation revenue is directly attributable to the increase in lease duration for equipment on rent and the rental locations of the cranes on rent. Used rental equipment sales revenue was $0.4 million for the three months ended March 31, 2013; a $0.1 million or 41.5% increase compared to the three month period ended March 31, 2012. The increase in total used rental equipment sales revenue is directly attributable an increase in the number of pieces of equipment sold during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, Essex Crane sold one traditional crawler crane and one traditional crawler crane attachment compared to only one traditional crawler crane attachment during the three months ended March 31, 2012.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenues, which represents 35.9% of total revenues, was $9.0 million for the three months ended March 31, 2013, a 8.6% decrease from $9.9 million for the three months ended March 31, 2012. The Coast Crane equipment rentals segment includes rental, transportation, and used rental equipment sales. Equipment rentals revenue, which represented 20.9% of total revenues, was $5.2 million for the three months ended March 31, 2013, a 9.4% increase from $4.8 million for the three months ended March 31, 2012. Utilization for rough terrain and tower cranes for the three months ended March 31, 2013 were 58.4% and 54.0%, respectively, as compared to 54.8% and 40.6%, respectively, for the three months ended March 31, 2012. Management does not expect a meaningful increase in average rental rates until utilization rates recover significantly. Transportation revenue, which represents 1.7% of total revenues, was $0.4 million for the three months ended March 31, 2013, a 97.7% increase from $0.2 million for the three months ended March 31, 2012. The increase in transportation revenue is directly attributable to the increase in equipment on rent and the rental locations of the cranes on rent. Used rental equipment sales revenue was $3.4 million for the three months ended March 31, 2013; a $1.7 million or 32.8% decrease compared to the three month period ended March 31, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million and $3.6 million, respectively, for the three month periods ended March 31, 2013 and 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of the majority of the aerial work platforms during the three months ended March 31, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the three months ended March 31, 2013, Coast Crane sold eighty-five pieces of used rental equipment primarily consisting of the remaining aerial work platforms acquired in the Coast Acquisition, which were not a part of the Company’s core rental equipment or its long-term strategy, along with five boom trucks, nine rough terrain cranes (including three industrial cranes) and one tower crane. During the three months ended March 31, 2012, the Company sold 168 pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold four boom trucks, four rough terrain cranes (including two industrial cranes) and two tower cranes during the three months ended March 31, 2012.

Equipment Distribution

Equipment distribution segment revenue, which represents 14.8% of total revenue, was $3.7 million for the three months ended March 31, 2013, a 304.8% increase from $0.9 million for the three months ended March 31, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period.

Parts and Service

Parts and service segment revenue, which represents 19.6% of total revenue, was $4.9 million for the three months ended March 31, 2013, a 18.8% decrease from $6.0 million for the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in third party service work performed on customer equipment and over the counter parts sales.

Gross Profit

Gross Profit for the three months ended March 31, 2013 was $5.7 million, a 68.1% increase from gross profit of $3.4 million for the three months ended March 31, 2012. Gross profit margin was 22.8% for the three months ended March 31, 2013 compared to 14.3% for the three months ended March 31, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$836,774	$409,913	$426,861	104.1%
Coast Crane equipment rentals	3,180,452	1,328,664	1,851,788	139.4%
Equipment distribution	409,235	46,148	363,087	786.8%
Parts and service	1,296,308	1,619,374	(323,066)	(20.0)%
Total gross profit	$5,722,769	$3,404,099	$2,318,670	68.1%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit (after overhead allocation) of $0.8 million for the three months ended March 31, 2013 increased $0.4 million or 104.1% as compared to the three months ended March 31, 2012 primarily due to increased rental revenues offset by less transportation gross profit.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit (after overhead allocation) of $3.2 million for the three months ended March 31, 2013 increased $1.9 million as compared to the three months ended March 31, 2012. Gain on the sale of used rental equipment was $1.2 million for the three months ended March 31, 2013, a 138.2% increase from $0.5 million for the three months ended March 31, 2012. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of higher lifting capacity rental equipment assets sold during the three months ended March 31, 2013. The remaining Coast Crane equipment rentals segment gross profit improvement was driven by increased rental revenue from rough terrain and tower cranes and cost reductions.

Equipment Distribution

Equipment distribution segment gross profit (after overhead allocation) of $0.4 million (11.0% margin) for the three months ended March 31, 2013 increased $0.4 million or 786.8% from $46,148 (5.0% margin) for the three months ended March 31, 2012. The increased gross profit and margin are functions of higher sales volume during the three months ended March 31, 2013.

Parts and service segment gross profit (after overhead allocation) of $1.3 million for the three months ended March 31, 2013 decreased $0.3 million or 20.0% from $1.6 million for the three months ended March 31, 2012. The parts and service segment gross profit decrease was driven by lower over the counter parts sales and third party service work volume.

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

The Essex Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box. As a result, the Essex Crane Revolving Credit Facility is classified as a short-term obligation within the Company's Consolidated Balance Sheets.

The Coast Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box for Coast Crane and a springing lock-box for Coast Crane Ltd. As a result, the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, is classified as a short-term obligation within the Company's Consolidated Balance Sheets.

The errors in our Consolidated Balance Sheets resulted in technical defaults under the Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived.

Although the balances outstanding on the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations absent any material adverse changes at the Company. A material adverse change would permit the lenders under the Essex Crane and Coast Crane revolving credit facilities exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to take actions such as asset divestitures, seeking additional equity financing or reducing or delaying capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, on commercially reasonable terms, or at all.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of March 31, 2013 in connection with the filing of the Initial Form 10-Q. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-Q that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

In connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal controls over financial reporting. Based on that reevaluation, management determined that material weaknesses in our internal controls over financial reporting existed at March 31, 2013 and, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2013. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses include the sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters including: (1) ineffectiveness of the review procedures related to the review of contract terms and conditions set forth in the Company's revolving credit facilities to identify the proper accounting as it relates to the balance sheet classification of the outstanding indebtedness; (2) ineffectiveness of the periodic review control related to the review of the Company's reportable operating segments to identify and account for segments appropriately under accounting guidance; and (3) ineffectiveness in the review procedures related to the goodwill impairment assessment due to a failure to identify the correct application of accounting guidance as it relates to the allocation of goodwill to reporting units.

A "material weakness" in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company has implemented certain changes in our internal controls as of the filing of this report to address the material weaknesses. Specifically, the Company has engaged a technical accounting resource to help evaluate new or existing infrequent, unusual or complex technical accounting issues. Additionally, the Company has implemented additional technical accounting review procedures related to the classification of its outstanding debt, determination of reportable operating segments and evaluation of the impairment of goodwill on a reporting unit basis. Management believes that these additional controls will remediate the material weaknesses discussed above. However, no assurance can be given that these changes will remediate the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as discussed below.

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

We have identified material weaknesses in our internal control over financial reporting as a result of the error in the classification of certain revolving credit facilities as long-term obligations and the error in the aggregation of the Essex Crane and Coast Crane equipment rentals segments as described in Note 3 to our consolidated financial statements, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation. The matters involving internal controls and procedures that our management considered to be material weaknesses include the sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters including: (1) ineffectiveness of the review procedures related to the review of contract terms and conditions set forth in the Company's revolving credit facilities to identify the proper accounting as it relates to the balance sheet classification of the outstanding indebtedness; (2) ineffectiveness of the periodic review control related to the review of the Company's reportable operating segments to identify and account for segments appropriately under accounting guidance; and (3) ineffectiveness in the review procedures related to the goodwill impairment assessment due to a failure to identify the correct application of accounting guidance as it relates to the allocation of goodwill to reporting units. See “Item 4—Controls and Procedures.”

The Company has implemented certain changes in our internal controls as of the filing of this report to address the material weaknesses. Specifically, the Company has engaged a technical accounting resource to help evaluate new or existing infrequent, unusual or complex technical accounting issues. Additionally, the Company has implemented additional technical accounting review procedures related to the classification of its outstanding debt, determination of reportable operating segments and evaluation of the impairment of goodwill on a reporting unit basis. Management believes that these additional controls will remediate the material weaknesses discussed above. However, no assurance can be given that these changes will remediate the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weaknesses identified are not successful or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

Our revolving credit facilities contain subjective acceleration clauses and require traditional lock-box arrangements, which together result in certain obligations under these facilities to be classified as current, and which could have a material adverse effect on our liquidity if the lenders elect to exercise their remedies and accelerate the obligations under the revolving credit facilities.

The revolving credit facility at each of our operating subsidiaries requires a traditional lock-box arrangement, with the exception of the Coast Crane Ltd. portion of the Coast Crane Revolving Credit Facility, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.  These arrangements, combined with the existence of a subjective acceleration clause in each of the revolving credit facilities, require that the borrowings under the applicable facility be classified as a current liability on our balance sheet.

The Essex Crane Revolving Credit Facility provides for subjective events of default based upon (1) a material adverse effect in the business, operations, results of operations, assets, liabilities or financial condition of Holdings and Essex Crane, taken as a whole, (2) a material impairment of Holding's and Essex Crane's ability to perform our obligations under Essex Crane Revolving Credit Facility to which they are parties or of the lender group's ability to enforce the obligations or realize upon the collateral (other than as a result of as a result of an action taken or not taken that is solely in the control of agent), or (3) a material impairment of the enforceability or priority of agent's liens with respect to all or a material portion of the collateral.

The Coast Crane Revolving Credit Facility provides for subjective events of default based upon (1) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of CC Acquisition and Coast Crane taken as a whole; (2) a material impairment of the ability of any credit party, any subsidiary of any credit party or any other person (other than agent or lenders) to perform in any material respect its obligations under the Coast Crane Revolving Credit Facility; or (3) a material adverse effect upon (i) the legality, validity, binding effect or enforceability of the Coast Crane Revolving Credit Facility, or (ii) the perfection or priority of any lien granted to the lenders or to agent for the benefit of the secured parties under any of the collateral documents.

Our liquidity would be significantly adversely affected if our performance does not result in compliance with any of the subjective events of default, and our lenders exercise their rights under the subjective acceleration clause referred to above, including declaring all outstanding debt under the revolving credit facilities due and payable. In that event, if we cannot refinance our indebtedness, we may have to take actions such as asset divestitures, seeking additional equity financing or reducing or delaying capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, on commercially reasonable terms, or at all.
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

ESSEX RENTAL CORP.

Dated: March 31, 2015	By:	/s/ Nicholas J. Matthews
Nicholas Matthews Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2015	By:	/s/ Kory M. Glen
Kory Glen Chief Financial Officer (Principal Financial and Accounting Officer)