Form 10-Q/A
period 2013-06-30
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

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

ESSEX RENTAL CORP.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on August 8, 2013 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of June 30, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $161.0 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of June 30, 2013 and December 31, 2012, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of June 30, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Restated)	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,969,642	$8,389,321
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,527,000 and $2,775,000, respectively	13,561,093	14,658,198
Other receivables	2,350,117	2,282,104
Deferred tax assets	3,048,003	3,022,625
Inventory
Retail equipment	4,545,060	1,815,670
Retail spare parts, net	1,369,459	1,386,412
Prepaid expenses and other assets	1,405,584	1,494,751
TOTAL CURRENT ASSETS	29,248,958	33,049,081

Rental equipment, net	294,246,911	306,892,373
Property and equipment, net	6,606,393	6,610,976
Spare parts inventory, net	3,212,485	3,145,129
Identifiable finite lived intangibles, net	1,236,428	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	7,104,379	1,170,354

TOTAL ASSETS	$343,451,680	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,624,910	$5,342,637
Accrued employee compensation and benefits	1,899,022	1,999,143
Accrued taxes	3,378,488	3,211,400
Accrued interest	912,882	1,359,017
Accrued other expenses	905,622	1,358,036
Unearned rental revenue	1,688,280	1,520,701
Customer deposits	265,481	73,795
Revolving credit facilities - short-term	160,985,424	206,271,218
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	852,709	828,610
Promissory notes	5,178,935	5,130,870
Capital lease obligation	—	3,154
TOTAL CURRENT LIABILITIES	185,691,753	227,098,581

LONG-TERM LIABILITIES
Revolving credit facility	3,947,937	4,321,691
Term loan	37,500,000	—
Purchase money security interest debt	2,011,895	2,147,349
Deferred tax liabilities	43,525,935	46,258,254
TOTAL LONG-TERM LIABILITIES	86,985,767	52,727,294

TOTAL LIABILITIES	272,677,520	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,653,513 shares at June 30, 2013 and 24,555,818 shares at December 31, 2012	2,465	2,456
Paid in capital	125,091,852	124,460,238
Accumulated deficit	(54,326,160)	(50,230,938)
Accumulated other comprehensive income, net of tax	6,003	9,979
TOTAL STOCKHOLDERS' EQUITY	70,774,160	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$343,451,680	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Equipment rentals	$12,191,496	$11,085,583	$23,644,846	$21,184,905
Retail equipment sales	855,245	1,277,506	4,564,929	2,193,952
Used rental equipment sales	4,858,005	7,341,332	8,657,175	12,670,194
Retail parts sales	2,173,193	2,136,954	3,950,723	4,654,196
Transportation	1,878,405	2,130,566	3,070,990	3,474,629
Equipment repairs and maintenance	3,257,411	3,218,898	6,389,546	6,751,148
TOTAL REVENUES	25,213,755	27,190,839	50,278,209	50,929,024

COST OF REVENUES
Salaries, payroll taxes and benefits	2,750,305	2,822,915	5,501,163	5,706,051
Depreciation	4,657,607	5,139,624	9,328,743	10,385,811
Retail equipment sales	677,857	1,107,288	3,808,477	1,827,103
Used rental equipment sales	4,008,164	6,132,181	6,610,130	10,836,080
Retail parts sales	1,630,306	1,600,625	2,981,171	3,486,651
Transportation	1,810,070	1,897,681	2,941,275	3,034,654
Equipment repairs and maintenance	2,598,172	2,395,681	5,479,188	5,365,673
Yard operating expenses	718,257	768,261	1,542,276	1,556,319
TOTAL COST OF REVENUES	18,850,738	21,864,256	38,192,423	42,198,342

GROSS PROFIT	6,363,017	5,326,583	12,085,786	8,730,682

Selling, general and administrative expenses	6,312,810	6,544,866	12,394,010	13,532,821
Other depreciation and amortization	258,426	310,051	542,327	636,455
LOSS FROM OPERATIONS	(208,219)	(1,528,334)	(850,551)	(5,438,594)

OTHER INCOME (EXPENSES)
Other income	1,037	17,986	5,589	2,426
Interest expense	(2,985,288)	(2,874,300)	(5,500,476)	(5,782,982)
Foreign currency exchange losses	(212,434)	(90,619)	(328,469)	(55,080)
TOTAL OTHER INCOME (EXPENSES)	(3,196,685)	(2,946,933)	(5,823,356)	(5,835,636)

LOSS BEFORE INCOME TAXES	(3,404,904)	(4,475,267)	(6,673,907)	(11,274,230)

BENEFIT FOR INCOME TAXES	(1,472,932)	(1,583,270)	(2,578,685)	(3,685,891)

NET LOSS	$(1,931,972)	$(2,891,997)	$(4,095,222)	$(7,588,339)

Weighted average shares outstanding:
Basic	24,653,513	24,543,308	24,632,629	24,534,205
Diluted	24,653,513	24,543,308	24,632,629	24,534,205

Loss per share:
Basic	$(0.08)	$(0.12)	$(0.17)	$(0.31)
Diluted	$(0.08)	$(0.12)	$(0.17)	$(0.31)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,931,972)	$(2,891,997)	$(4,095,222)	$(7,588,339)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	890	6,175	(3,976)	15,536
Change in fair value of interest rate swap, net of tax of $236,119 and $411,429, respectively, for the three and six months ended June 30, 2012	—	352,633	—	632,794
Other comprehensive income (loss)	890	358,808	(3,976)	648,330

Comprehensive loss	$(1,931,082)	$(2,533,189)	$(4,099,198)	$(6,940,009)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,095,222)	$(7,588,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	9,703,927	10,833,842
Amortization of loan acquisition costs and other intangibles	1,010,395	615,098
Amortization of promissory notes discount	48,065	48,064
Gain on sale of rental equipment	(2,047,045)	(1,834,114)
Deferred income taxes	(2,736,979)	(3,803,542)
Share based compensation expense	584,766	757,938
Change in fair value of interest rate swaps	—	(398,031)
Changes in operating assets and liabilities:
Accounts receivable, net	965,833	(2,928,142)
Other receivables	(68,013)	362,084
Prepaid expenses and other assets	89,167	137,022
Retail equipment inventory	(2,734,087)	204,064
Spare parts inventory	(58,680)	627,544
Accounts payable and accrued expenses	1,600,191	(235,844)
Unearned rental revenue	167,579	343,965
Customer deposits	191,682	432,031
Total change in operating assets and liabilities	153,672	(1,057,276)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,621,579	(2,426,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(2,851,561)	(2,870,035)
Purchases of property and equipment	(603,189)	(644,830)
Accounts receivable from rental equipment sales	131,272	1,163,000
Proceeds from sale of rental equipment	8,657,175	12,670,194

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,333,697	10,318,329

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	47,393,909	45,041,215
Payments on revolving credit facilities	(93,053,457)	(52,606,348)
Proceeds from term loan	40,000,000	—
Payments on term loan	(500,000)	—
Payments on purchase money security interest debt	(575,154)	(336,702)
Payments on capital lease obligation	(3,205)	(3,846)
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	—
Payments for loan acquisition costs	(6,782,921)	(191,862)

NET CASH USED IN FINANCING ACTIVITIES	(13,623,470)	(8,097,543)

Effect of exchange rate changes on cash and cash equivalents	248,515	94,069

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,419,679)	(111,505)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,969,642	$8,918,878

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$121,943
Equipment obtained through capital lease	$51	$309
Equipment purchased directly through short-term debt obligation	$463,799	$—
Unrealized gain on designated derivative instruments, net of tax	$—	$(632,794)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$5,101,621	$4,839,018
Cash paid for income taxes, net	$101,429	$41,515

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

The Company has restated its Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. In addition, Note 5 and Note 13 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of June 30, 2013 are as follows:

	As of June 30, 2013
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$160,985,424	$160,985,424
Total Current Liabilities	24,706,329	160,985,424	185,691,753

Long-term Liabilities:
Revolving credit facility	164,933,361	(160,985,424)	3,947,937
Total Long-term Liabilities	$247,971,191	$(160,985,424)	$86,985,767

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

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the three months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$18,927,906	$(18,927,906)	$—
Essex Crane equipment rentals	—	10,439,843	10,439,843
Coast Crane equipment rentals	—	8,488,063	8,488,063

Segment gross profit:
Equipment rentals	4,731,163	(4,731,163)	—
Essex Crane equipment rentals	—	1,629,025	1,629,025
Coast Crane equipment rentals	—	3,102,138	3,102,138

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the three months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$20,557,481	$(20,557,481)	$—
Essex Crane equipment rentals	—	10,972,674	10,972,674
Coast Crane equipment rentals	—	9,584,807	9,584,807

Segment gross profit:
Equipment rentals	4,040,802	(4,040,802)	—
Essex Crane equipment rentals	—	1,395,097	1,395,097
Coast Crane equipment rentals	$—	$2,645,705	$2,645,705

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the six months ended June 30, 2013 are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$35,373,011	$(35,373,011)	$—
Essex Crane equipment rentals	—	17,877,815	17,877,815
Coast Crane equipment rentals	—	17,495,196	17,495,196

Segment gross profit:
Equipment rentals	8,748,389	(8,748,389)	—
Essex Crane equipment rentals	—	2,465,799	2,465,799
Coast Crane equipment rentals	—	6,282,590	6,282,590

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the six months ended June 30, 2012 are as follows:

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$37,329,728	$(37,329,728)	$—
Essex Crane equipment rentals	—	17,892,145	17,892,145
Coast Crane equipment rentals	—	19,437,583	19,437,583

Segment gross profit:
Equipment rentals	5,779,395	(5,779,395)	—
Essex Crane equipment rentals	—	1,805,026	1,805,026
Coast Crane equipment rentals	$—	$3,974,369	$3,974,369

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 13 as of June 30, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

	As of June 30, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$315,255,215	$(315,255,215)	$—	$—
Essex Crane equipment rentals	—	231,659,509	—	231,659,509
Coast Crane equipment rentals	—	83,595,706	491,810	84,087,516
Parts and service	$6,041,973	$—	$(491,810)	$5,550,163

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 13 as of December 31, 2012 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2012
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$328,177,713	$(328,177,713)	$—	$—
Essex Crane equipment rentals	—	239,569,825	—	239,569,825
Coast Crane equipment rentals	$—	$88,607,888	$582,737	$89,190,625
Parts and service	$6,593,538	$—	$(582,737)	$6,010,801

4.	Intangible Assets

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

The gross carrying amount of the Essex Crane customer relationship intangible was reduced by $0 for the three months ended June 30, 2012 and $64,591 for the six months ended June 30, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The gross carrying amount of the Essex Crane trademark intangible was reduced by $0 for the three months ended June 30, 2012 and $70,191 for the six months ended June 30, 2012 as a result of the recognition of the tax benefit related to excess tax deductible goodwill. The net carrying amounts of the Essex Crane customer relationship and trademark were reduced to zero as a result of the tax benefit related to excess tax deductible goodwill and amortization during the six months ended June 30, 2012.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2013 for the years ended December 31:

2013	$167,142
2014	334,286
2015	324,286
2016	214,286
2017	196,428
Total	$1,236,428

5.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	June 30, 2013	December 31, 2012	June 30, 2013	Date Ranges
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$150,451,569	$151,286,537	3.97%	October 2016
Coast Crane revolving credit facility - short-term	10,533,855	54,984,681	5.47%	March 2017
Coast Crane revolving credit facility - long-term	3,947,937	4,321,691	5.43%	March 2017
Term loan	37,500,000	—	5.25%	June 2014 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party) (1)	5,178,935	5,130,870	11.90%	December 2013
Purchase money security interest debt	2,011,895	2,147,349	4.53%	September 2015-January 2018
Purchase money security interest debt - short-term	852,709	828,610	4.53%	within 1 year
Total debt obligations outstanding	$212,476,900	$218,699,738

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2013 and for the three and six months then ended, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2013 and for the three and six months then ended, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2013 and for the three and six months then ended, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2013 and for the three and six months then ended, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

Cash Flow Hedges of Interest Rate Risk

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

10.	Income Taxes

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company recorded $0.5 million and $0.4 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $0.6 million and $0.8 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the six months ended June 30, 2013 and 2012, respectively. There was approximately $0.7 million and $0.5 million of total unrecognized compensation cost as of June 30, 2013 and December 31, 2012, respectively related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$10,439,843	$10,972,674	$17,877,815	$17,892,145
Coast Crane equipment rentals	8,488,063	9,584,807	17,495,196	19,437,583
Equipment distribution	855,245	1,277,506	4,564,929	2,193,952
Parts and service	5,430,604	5,355,852	10,340,269	11,405,344
Total revenues	$25,213,755	$27,190,839	$50,278,209	$50,929,024
Segment gross profit
Essex Crane equipment rentals	$1,629,025	$1,395,097	$2,465,799	$1,805,026
Coast Crane equipment rentals	3,102,138	2,645,705	6,282,590	3,974,369
Equipment distribution	29,483	18,532	438,718	64,664
Parts and service	1,602,371	1,267,249	2,898,679	2,886,623
Total gross profit	$6,363,017	$5,326,583	$12,085,786	$8,730,682

The following table presents information about our reportable segments related to total assets:

	June 30, 2013	December 31, 2012
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$231,659,509	$239,569,825
Coast Crane equipment rentals	84,087,516	89,190,625
Equipment distribution	4,577,858	2,001,273
Parts and service	5,550,163	6,010,801
Total segment identified assets	325,875,046	336,772,524
Non-segmented identified assets	17,576,634	17,295,086
Total assets	$343,451,680	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the three months ended June 30, 2013 were 9.8% of total revenues. Sales to customers in Canada represented 9.2% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment, one customer individually accounted for approximately 16.7% of revenues on a segmented basis. Within the Coast Crane Equipment rentals segment, one customer individually accounted for approximately 12.4% of segmented revenues. The concentration of revenues from customers within the Essex Crane and Coast Crane equipment rentals segments is directly attributable to the large dollar value of individual transactions. Within the equipment distribution segment for the three months ended June 30, 2013, three customers individually accounted for approximately 45.4%, 26.6% and 11.2% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our sales to international customers for the three months ended June 30, 2012 were 23.0% of total revenues. Sales to customers in Canada represented 13.1% of total revenues. One customer accounted for 13.0% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment, one customer accounted for approximately 32.0% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment, one customer accounted for approximately 10.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended June 30, 2012, two customers individually accounted for approximately 44.0% and 42.0% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

Our sales to international customers for the six months ended June 30, 2012 were 17.0% of total revenues. Sales to customers in Canada represented 10.7% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment, one customer individually accounted for approximately 20.0% of revenues on a segmented basis. Within the Coast Crane Equipment rentals segment, one customer individually accounted for approximately 15.0% of segmented revenues. Within the equipment distribution segment for the six months ended June 30, 2012, three customers individually accounted for approximately 29.0%, 26.0% and 24.0% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheet as of June 30, 2013 and the disaggregation of the equipment rentals segment for the three and six months ended June 30, 2013 and 2012. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2013, and its results of operations for the three and six months ended June 30, 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on August 8, 2013 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of June 30, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $161.0 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of June 30, 2013 and December 31, 2012, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of June 30, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

In summary, for the three months ended June 30, 2013, 41.4% of total revenues were derived from our Essex Crane equipment rentals segment, 33.7% from our Coast Crane equipment rentals segment, 3.4% from our equipment distribution segment and 21.5% from our parts and service segment. For the six months ended June 30, 2013, 35.6% of total revenues were derived from our Essex Crane equipment rentals segment, 34.8% from our Coast Crane equipment rentals segment, 9.1% from our equipment distribution segment and 20.5% from our parts and service segment.

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

The Company had a net loss of $2.9 million for the three months ended June 30, 2012. Total revenue, cost of revenues and gross profit were $27.2 million, $21.9 million and $5.3 million, respectively, for the three months ended June 30, 2012. Total selling, general, administrative and other expenses of $6.9 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $2.9 million for the three months ended June 30, 2012. The Company had an income tax benefit of $1.6 million for the three months ended June 30, 2012 related to loss before income taxes of $4.5 million. Adjusted EBITDA, which includes the impact of $0.4 million of non-cash stock compensation expense, was $3.9 million for the three months ended June 30, 2012.

Revenues

Revenues for the three months ended June 30, 2013 were $25.2 million, a 7.3% decrease compared to revenues of $27.2 million for the three months ended June 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$10,439,843	$10,972,674	$(532,831)	(4.9)%
Coast Crane equipment rentals	8,488,063	9,584,807	(1,096,744)	(11.4)%
Equipment distribution	855,245	1,277,506	(422,261)	(33.1)%
Parts and service	5,430,604	5,355,852	74,752	1.4%
Total revenues	$25,213,755	$27,190,839	$(1,977,084)	(7.3)%

Essex Crane Equipment Rentals

 Essex Crane equipment rental segment revenues, which represents 41.4% of total revenues, was $10.4 million for the three months ended June 30, 2013, a 4.9% decrease from $11.0 million for the three months June 30, 2012. The Essex Crane equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 26.2% of total revenues, was $6.6 million for the three months ended June 30, 2013, a 13.9% increase from $5.8 million for the three months ended June 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 46.6% for the three month period ended June 30, 2013 compared to 39.4% for the same period in the prior year. There was an increase in average crawler crane rental rate of 0.8% to $17,184 (per crane per rental month) for the three months ended June 30, 2013 from $17,042 for the three months ended June 30, 2012. Transportation revenue, which represents 5.1% of total revenues, was $1.3 million for the three months ended June 30, 2013, a 25.0% decrease from $1.7 million for the three months ended June 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $2.5 million for the three months ended June 30, 2013; a $0.9 million or 26.5% decrease compared to the three month period ended June 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to a decrease in the size of the individual rental assets sold. During each of the three months ended June 30, 2013 and June 30, 2012, Essex Crane sold two pieces of rental equipment.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represents 33.7% of total revenues, was $8.5 million for the three months ended June 30, 2013, a 11.4% decrease from $9.6 million for the three months June 30, 2012. The Coast Crane equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 22.0% of total revenues, was $5.5 million for the three months ended June 30, 2013, a 5.1% increase from $5.3 million for the three months ended June 30, 2012. Utilization for rough terrain and tower cranes for the three months ended June 30, 2013 were 60.3% and 42.7%, respectively, as compared to 67.6% and 44.7%, respectively, for the three months ended June 30, 2012. Transportation revenue, which represents 2.3% of total revenues, was $0.6 million for the three months ended June 30, 2013, a 45.9% increase from $0.4 million for the three months ended June 30, 2012. The increase in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $2.3 million for the three months ended June 30, 2013; a $1.6 million or 40.3% decrease compared to the three month period ended June 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.6 million for the three month period ended June 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of aerial work platforms during the three months ended June 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet and a decrease in the number of rental assets sold. During the three months ended June 30, 2013, the Company sold nine pieces of used rental equipment. During the three months ended June 30, 2012, the Company sold ninety pieces of rental equipment.

Equipment Distribution

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

Gross Profit

Gross Profit for the three months ended June 30, 2013 was $6.4 million, a 19.5% increase from gross profit of $5.3 million for the three months ended June 30, 2012. Gross profit margin was 25.2% for the three months ended June 30, 2013 compared to 19.6% for the three months ended June 30, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Three Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$1,629,025	$1,395,097	$233,928	16.8%
Coast Crane equipment rentals	3,102,138	2,645,705	456,433	17.3%
Equipment distribution	29,483	18,532	10,951	59.1%
Parts and service	1,602,371	1,267,249	335,122	26.4%
Total gross profit	$6,363,017	$5,326,583	$1,036,434	19.5%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.6 million for the three months ended June 30, 2013 increased $0.2 million or 16.8% as compared to the three months ended June 30, 2012. Gain on the sale of used rental equipment was $0.3 million for the three months ended June 30, 2013 and 2012. The increase in the Essex Crane equipment rentals segment gross profit during the three months ended June 30, 2013 was primarily due to an increase in rental revenues.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $3.1 million for the three months ended June 30, 2013 increased $0.5 million or 17.3% as compared to the three months ended June 30, 2012. The increase in Coast Crane equipment rentals segment gross profit was primarily due to an increase in rental revenues and increased transportation gross profit. Gain on the sale of used rental equipment was $0.6 million for the three months ended June 30, 2013, a 35.0% decrease from $0.9 million for the three months ended June 30, 2012. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended June 30, 2013.

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

Revenues

Revenues for the six months ended June 30, 2013 were $50.3 million, a 1.3% decrease compared to revenues of $50.9 million for the six months ended June 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$17,877,815	$17,892,145	$(14,330)	(0.1)%
Coast Crane equipment rentals	17,495,196	19,437,583	(1,942,387)	(10.0)%
Equipment distribution	4,564,929	2,193,952	2,370,977	108.1%
Parts and service	10,340,269	11,405,344	(1,065,075)	(9.3)%
Total revenues	$50,278,209	$50,929,024	$(650,815)	(1.3)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenues, which represents 35.6% of total revenues, was $17.9 million for the six months ended June 30, 2013, a 0.1% decrease from $17.9 million for the six months ended June 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 25.6% of total revenues, was $12.9 million for the six months ended June 30, 2013, an 13.8% increase from $11.3 million for the six months ended June 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 45.3% for the six months ended June 30, 2013 compared to 38.2% for the same period in the prior year. There was an increase in average crawler crane rental rate of 2.7% to $17,080 (per crane per rental month) for the six months ended June 30, 2013 from $16,638 for the six months ended June 30, 2012. Transportation revenue, which represents 4.1% of total revenues, was $2.1 million for the six months ended June 30, 2013, an 27.5% decrease from $2.9 million for the six months ended June 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $2.9 million for the six months ended June 30, 2013; a $0.8 million or 21.1% decrease compared to the six months ended June 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to a decrease in the size of the individual rental equipment sales. During the six months ended June 30, 2013, the Company sold four pieces of used rental equipment. During the six months ended June 30, 2012, the Company sold three pieces of used rental equipment.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenues, which represents 34.8% of total revenues, was $17.5 million for the six months ended June 30, 2013, a 10.0% decrease from $19.4 million for the six months ended June 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 21.5% of total revenues, was $10.8 million for the six months ended June 30, 2013, a 9.1% increase from $9.9 million for the six months ended June 30, 2012. Utilization for rough terrain and tower cranes for the six months ended June 30, 2013 were 59.3% and 48.3%, respectively, as compared to 61.1% and 42.7%, respectively, for the six months ended June 30, 2012. Transportation revenue, which represents 2.0% of total revenues, was $1.0 million for the six months ended June 30, 2013, an 63.9% increase from $0.6 million for the six months ended June 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $5.7 million for the six months ended June 30, 2013; a $3.2 million or 36.1% decrease compared to the six months ended June 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.5 million and $4.1 million, respectively, for the six months ended June 30, 2013 and 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of the majority of the aerial work platforms during the six months ended June 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the six months ended June 30, 2013, the Company sold eighty-one pieces of used rental equipment. During the six months ended June 30, 2012, the Company sold 252 pieces of rental equipment.

Equipment Distribution

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

Gross Profit

Gross Profit for the six months ended June 30, 2013 was $12.1 million, a 38.4% increase from gross profit of $8.7 million for the six months ended June 30, 2012. Gross profit margin was 24.0% for the six months ended June 30, 2013 compared to 17.1% for the six months ended June 30, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	Six Months Ended June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$2,465,799	$1,805,026	$660,773	36.6%
Coast Crane equipment rentals	6,282,590	3,974,369	2,308,221	58.1%
Equipment distribution	438,718	64,664	374,054	578.5%
Parts and service	2,898,679	2,886,623	12,056	0.4%
Total gross profit	$12,085,786	$8,730,682	$3,355,104	38.4%

Essex Crane equipment rentals segment gross profit of $2.5 million for the six months ended June 30, 2013 increased $0.7 million or 36.6% as compared to the six months ended June 30, 2012. The increase in Essex Crane equipment rentals segment gross profit was primarily due to the increase in rental revenue. Gain on the sale of used rental equipment was $0.3 million for the six months ended June 30, 2013, a 39.3% decrease from $0.4 million for the six months ended June 30, 2012. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the size of the individual rental equipment assets sold during the six months ended June 30, 2013.

Coast Crane equipment rentals segment gross profit of $6.3 million for the six months ended June 30, 2013 increased $2.3 million or 58.1% as compared to the six months ended June 30, 2012. The increase in Coast Crane equipment rentals segment gross profit was primarily due to an increase in rental revenue and the gain on sales of used rental equipment. Gain on the sale of used rental equipment was $1.8 million for the six months ended June 30, 2013, a 27.3% increase from $1.4 million for the six months ended June 30, 2012. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of higher lifting capacity rental equipment assets sold during the six months ended June 30, 2013.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of June 30, 2013 in connection with the filing of the Initial Form 10-Q. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-Q that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

In connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal controls over financial reporting. Based on that reevaluation, management determined that material weaknesses in our internal controls over financial reporting existed at June 30, 2013 and, therefore, concluded that our disclosure controls and procedures were not effective as of June 30, 2013. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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