Form 10-Q/A
period 2013-09-30
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

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

ESSEX RENTAL CORP.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on November 6, 2013 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of September 30, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $163.8 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of September 30, 2013 and December 31, 2012, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of September 30, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Restated)	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,030,137	$8,389,321
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,630,000 and $2,775,000, respectively	13,993,135	14,658,198
Other receivables	2,237,217	2,282,104
Deferred tax assets	3,123,912	3,022,625
Inventory
Retail equipment	3,804,929	1,815,670
Retail spare parts, net	1,591,904	1,386,412
Prepaid expenses and other assets	1,427,489	1,494,751
TOTAL CURRENT ASSETS	29,208,723	33,049,081

Rental equipment, net	292,140,274	306,892,373
Property and equipment, net	5,273,936	6,610,976
Spare parts inventory, net	3,254,460	3,145,129
Identifiable finite lived intangibles, net	1,152,857	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	6,605,143	1,170,354

TOTAL ASSETS	$339,431,519	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,000,827	$5,342,637
Accrued employee compensation and benefits	1,921,634	1,999,143
Accrued taxes	3,997,851	3,211,400
Accrued interest	1,044,801	1,359,017
Accrued other expenses	976,810	1,358,036
Unearned rental revenue	1,692,382	1,520,701
Customer deposits	179,350	73,795
Revolving credit facilities - short-term	163,837,234	206,271,218
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	1,009,865	828,610
Promissory notes	5,202,968	5,130,870
Capital lease obligation	—	3,154
TOTAL CURRENT LIABILITIES	185,863,722	227,098,581

LONG-TERM LIABILITIES
Revolving credit facility	2,977,748	4,321,691
Term loan	37,000,000	—
Purchase money security interest debt	2,180,806	2,147,349
Deferred tax liabilities	42,405,015	46,258,254
TOTAL LONG-TERM LIABILITIES	84,563,569	52,727,294

TOTAL LIABILITIES	270,427,291	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,653,513 shares at September 30, 2013 and 24,555,818 shares at December 31, 2012	2,465	2,456
Paid in capital	125,226,630	124,460,238
Accumulated deficit	(56,228,764)	(50,230,938)
Accumulated other comprehensive income, net of tax	3,897	9,979
TOTAL STOCKHOLDERS' EQUITY	69,004,228	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$339,431,519	$354,067,610
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Equipment rentals	$11,802,108	$12,555,822	$35,446,954	$33,740,727
Retail equipment sales	3,772,051	1,231,984	8,336,980	3,425,936
Used rental equipment sales	1,264,921	3,117,062	9,922,096	15,787,256
Retail parts sales	1,827,058	2,409,846	5,777,781	7,064,042
Transportation	1,349,316	1,601,592	4,420,306	5,076,221
Equipment repairs and maintenance	2,792,684	3,223,929	9,182,230	9,975,077
TOTAL REVENUES	22,808,138	24,140,235	73,086,347	75,069,259

COST OF REVENUES
Salaries, payroll taxes and benefits	2,672,555	2,651,730	8,173,718	8,357,781
Depreciation	4,652,113	5,102,680	13,980,856	15,488,491
Retail equipment sales	3,250,194	1,087,227	7,058,671	2,914,330
Used rental equipment sales	829,296	2,481,144	7,439,426	13,317,224
Retail parts sales	1,475,017	1,766,785	4,456,188	5,253,436
Transportation	1,399,513	1,526,528	4,340,788	4,561,182
Equipment repairs and maintenance	2,283,224	2,426,689	7,762,412	7,792,362
Yard operating expenses	789,977	737,556	2,332,253	2,293,875
TOTAL COST OF REVENUES	17,351,889	17,780,339	55,544,312	59,978,681

GROSS PROFIT	5,456,249	6,359,896	17,542,035	15,090,578

Selling, general and administrative expenses	5,722,543	6,625,267	18,116,553	20,158,088
Other depreciation and amortization	250,914	321,893	793,241	958,348
LOSS FROM OPERATIONS	(517,208)	(587,264)	(1,367,759)	(6,025,858)

OTHER INCOME (EXPENSES)
Other income	553,469	30,435	559,058	32,861
Interest expense	(3,075,077)	(2,875,405)	(8,575,553)	(8,658,387)
Foreign currency exchange gains (losses)	106,094	140,685	(222,375)	85,605
TOTAL OTHER INCOME (EXPENSES)	(2,415,514)	(2,704,285)	(8,238,870)	(8,539,921)

LOSS BEFORE INCOME TAXES	(2,932,722)	(3,291,549)	(9,606,629)	(14,565,779)

BENEFIT FOR INCOME TAXES	(1,030,118)	(1,231,923)	(3,608,803)	(4,917,814)

NET LOSS	$(1,902,604)	$(2,059,626)	$(5,997,826)	$(9,647,965)

Weighted average shares outstanding:
Basic	24,653,513	24,555,818	24,639,667	24,541,462
Diluted	24,653,513	24,555,818	24,639,667	24,541,462

Loss per share:
Basic	$(0.08)	$(0.08)	$(0.24)	$(0.39)
Diluted	$(0.08)	$(0.08)	$(0.24)	$(0.39)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,902,604)	$(2,059,626)	$(5,997,826)	$(9,647,965)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,106)	17,697	(6,082)	33,233
Change in fair value of interest rate swap, net of tax of $241,397 and $652,826, respectively, for the three and nine months ended September 30, 2012	—	371,276	—	1,004,070
Other comprehensive income (loss)	(2,106)	388,973	(6,082)	1,037,303

Comprehensive loss	$(1,904,710)	$(1,670,653)	$(6,003,908)	$(8,610,662)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,997,826)	$(9,647,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of tangible assets	14,523,382	16,174,843
Amortization of loan acquisition costs and other intangibles	1,595,396	920,451
Amortization of promissory notes discount	72,097	72,097
Gain on sale of rental equipment	(2,482,670)	(2,470,032)
Gain on sale of property and equipment	(551,803)	—
Deferred income taxes	(3,941,542)	(5,011,286)
Share based compensation expense	719,544	1,140,426
Change in fair value of interest rate swaps	—	(398,031)
Changes in operating assets and liabilities:
Accounts receivable, net	1,676,922	(2,790,035)
Other receivables	44,887	353,085
Prepaid expenses and other assets	67,262	647,137
Retail equipment inventory	(1,989,259)	85,063
Spare parts inventory	(318,970)	491,327
Accounts payable and accrued expenses	(1,178,810)	644,479
Unearned rental revenue	171,681	430,991
Customer deposits	105,555	299,599
Total change in operating assets and liabilities	(1,420,732)	161,646

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,515,846	942,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(5,510,271)	(7,713,011)
Purchases of property and equipment	(691,604)	(792,047)
Accounts receivable from rental equipment sales	(1,011,859)	1,163,000
Proceeds from sale of rental equipment	9,922,096	15,787,256
Proceeds from sale of property and equipment, net	1,751,575	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,459,937	8,445,198

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	74,818,162	68,494,929
Payments on revolving credit facilities	(118,596,089)	(78,262,718)
Proceeds from term loan	40,000,000	—
Payments on term loan	(1,000,000)	—
Payments on purchase money security interest debt	(767,104)	(505,053)
Payments on capital lease obligation	(3,205)	(5,769)
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	—
Payments for loan acquisition costs	(6,782,921)	(191,862)

NET CASH USED IN FINANCING ACTIVITIES	(12,433,799)	(10,470,473)

Effect of exchange rate changes on cash and cash equivalents	98,832	(104,679)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,359,184)	(1,187,805)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,030,137	$7,842,578

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$121,943
Equipment obtained through capital lease	$51	$2,619
Equipment purchased directly through short-term debt obligation	$981,817	$—
Unrealized gain on designated derivative instruments, net of tax	$—	$(1,004,070)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest and swaps	$6,682,952	$7,210,412
Cash paid for income taxes, net	$27,439	$42,476

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

The Company has restated its Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. In addition, Note 5 and Note 13 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of September 30, 2013 are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of September 30, 2013
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$163,837,234	$163,837,234
Total Current Liabilities	22,026,488	163,837,234	185,863,722

Long-term Liabilities:
Revolving credit facility	166,814,982	(163,837,234)	2,977,748
Total Long-term Liabilities	$248,400,803	$(163,837,234)	$84,563,569

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

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the three months ended September 30, 2013 are as follows:

	Three Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$14,416,345	$(14,416,345)	$—
Essex Crane equipment rentals	—	8,117,128	8,117,128
Coast Crane equipment rentals	—	6,299,217	6,299,217

Segment gross profit:
Equipment rentals	3,805,321	(3,805,321)	—
Essex Crane equipment rentals	—	1,535,686	1,535,686
Coast Crane equipment rentals	$—	$2,269,635	$2,269,635

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the three months ended September 30, 2012 are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$17,274,476	$(17,274,476)	$—
Essex Crane equipment rentals	—	8,412,165	8,412,165
Coast Crane equipment rentals	—	8,862,311	8,862,311

Segment gross profit:
Equipment rentals	4,680,065	(4,680,065)	—
Essex Crane equipment rentals	—	1,228,031	1,228,031
Coast Crane equipment rentals	$—	$3,452,034	$3,452,034

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the nine months ended September 30, 2013 are as follows:

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$49,789,356	$(49,789,356)	$—
Essex Crane equipment rentals	—	25,994,943	25,994,943
Coast Crane equipment rentals	—	23,794,413	23,794,413

Segment gross profit:
Equipment rentals	12,553,710	(12,553,710)	—
Essex Crane equipment rentals	—	4,001,485	4,001,485
Coast Crane equipment rentals	$—	$8,552,225	$8,552,225

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 13 for the nine months ended September 30, 2012 are as follows:

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$54,604,204	$(54,604,204)	$—
Essex Crane equipment rentals	—	26,304,310	26,304,310
Coast Crane equipment rentals	—	28,299,894	28,299,894

Segment gross profit:
Equipment rentals	10,459,460	(10,459,460)	—
Essex Crane equipment rentals	—	3,033,057	3,033,057
Coast Crane equipment rentals	$—	$7,426,403	$7,426,403

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 13 as of September 30, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of September 30, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$311,704,773	$(311,704,773)	$—	$—
Essex Crane equipment rentals	—	228,519,170	—	228,519,170
Coast Crane equipment rentals	—	83,185,603	509,327	83,694,930
Parts and service	$5,607,122	$—	$(509,327)	$5,097,795

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

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2013 for the years ended December 31:

2013	$83,571
2014	334,286
2015	324,286
2016	214,286
2017	196,428
Total	$1,152,857

5.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	September 30, 2013	December 31, 2012	September 30, 2013	Date Ranges
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$148,301,312	$151,286,537	3.95%	October 2016
Coast Crane revolving credit facility - short-term	15,535,922	54,984,681	5.49%	March 2017
Coast Crane revolving credit facility - long-term	2,977,748	4,321,691	5.45%	March 2017
Term loan	37,000,000	—	5.25%	June 2014 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party) (1)	5,202,968	5,130,870	11.90%	December 2013
Purchase money security interest debt	2,180,806	2,147,349	4.64%	September 2015-October 2018
Purchase money security interest debt - short-term	1,009,865	828,610	4.64%	within 1 year
Total debt obligations outstanding	$214,208,621	$218,699,738

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2013 and for the three and nine months then ended, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2013 and for the three and nine months then ended, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2013 and for the three and nine months then ended, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders under. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As described above, Essex Crane and Coast Crane (including Coast Crane Ltd.) are permitted to incur up to $1.5 million and $10.0 million, respectively, of secured purchase money indebtedness under the terms of, and subject to certain conditions set forth in, the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, respectively.

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2013 and for the three and nine months then ended, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2012, the Company had one and four interest rate swaps outstanding, respectively, which involved the receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(Unaudited)

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

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$8,117,128	$8,412,165	$25,994,943	$26,304,310
Coast Crane equipment rentals	6,299,217	8,862,311	23,794,413	28,299,894
Equipment distribution	3,772,051	1,231,984	8,336,980	3,425,936
Parts and service	4,619,742	5,633,775	14,960,011	17,039,119
Total revenues	$22,808,138	$24,140,235	$73,086,347	$75,069,259
Segment gross profit
Essex Crane equipment rentals	$1,535,686	$1,228,031	$4,001,485	$3,033,057
Coast Crane equipment rentals	2,269,635	3,452,034	8,552,225	7,426,403
Equipment distribution	368,143	(4,427)	806,861	60,237
Parts and service	1,282,785	1,684,258	4,181,464	4,570,881
Total gross profit	$5,456,249	$6,359,896	$17,542,035	$15,090,578

The following table presents information about our reportable segments related to total assets:

	September 30, 2013	December 31, 2012
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$228,519,170	$239,569,825
Coast Crane equipment rentals	83,694,930	89,190,625
Equipment distribution	4,968,420	2,001,273
Parts and service	5,097,795	6,010,801
Total segment identified assets	322,280,315	336,772,524
Non-segmented identified assets	17,151,204	17,295,086
Total assets	$339,431,519	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the three months ended September 30, 2013 were 8% of total revenues. Sales to customers in Canada represented 8% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Coast Crane equipment rentals segment for the three months ended September 30, 2013, one customer individually accounted for approximately 11.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended September 30, 2013, four customers individually accounted for approximately 23%, 13%, 12% and 10% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

ESSEX RENTAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our sales to international customers for the three months ended September 30, 2012 were 9% of total revenues. Sales to customers in Canada represented 8% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Coast Crane equipment rentals segment for the three months ended September 30, 2012, one customer individually accounted for approximately 11.0% of revenues on a segmented basis.Within the equipment distribution segment for the three months ended September 30, 2012, three customers individually accounted for approximately 42%, 30% and 23% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

Our sales to international customers for the nine months ended September 30, 2012 were 12% of total revenues. Sales to customers in Canada represented 10% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the nine months ended September 30, 2012, one customer individually accounted for approximately 13% of segmented revenues. Within the Coast Crane equipment rentals segment for the nine months ended September 30, 2012, one customer individually accounted for approximately 10% of segmented revenues.Within the equipment distribution segment for the nine months ended September 30, 2012, five customers individually accounted for approximately 17%, 16%, 15%, 14% and 11% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheet as of September 30, 2013 and the disaggregation of the equipment rentals segment for the three and nine months ended September 30, 2013 and 2012. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2013, and its results of operations for the three and nine months ended September 30, 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2012.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on November 6, 2013 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of September 30, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $163.8 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of September 30, 2013 and December 31, 2012, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of September 30, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

In summary, for the three months ended September 30, 2013, 35.6% of total revenues were derived from our Essex Crane equipment rentals segment, 27.6% from our Coast Crane equipment rentals segment, 16.5% from our equipment distribution segment and 20.3% from our parts and service segment. For the nine months ended September 30, 2013, 35.6% of total revenues were derived from our Essex Crane equipment rentals segment, 32.6% from our Coast Crane equipment rentals segment, 11.4% from our equipment distribution segment and 20.5% from our parts and service segment.

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

Revenues

Revenues for the three months ended September 30, 2013 were $22.8 million, a 5.5% decrease compared to revenues of $24.1 million for the three months ended September 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Three Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$8,117,128	$8,412,165	$(295,037)	(3.5)%
Coast Crane equipment rentals	6,299,217	8,862,311	(2,563,094)	(28.9)%
Equipment distribution	3,772,051	1,231,984	2,540,067	206.2%
Parts and service	4,619,742	5,633,775	(1,014,033)	(18.0)%
Total revenues	$22,808,138	$24,140,235	$(1,332,097)	(5.5)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenues, which represents 35.6% of total revenues, was $8.1 million for the three months ended September 30, 2013, a 3.5% decrease from $8.4 million for the three months ended September 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 31.0% of total revenues, was $7.1 million for the three months ended September 30, 2013, a 9.7% increase from $6.5 million for the three months ended September 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 48.3% for the three months ended September 30, 2013 compared to 43.4% for the same period in the prior year. There was a decrease in average crawler crane rental rate of 0.3% to $17,509 (per crane per rental month) for the three months ended September 30, 2013 from $17,560 for the three months ended September 30, 2012. Transportation revenue, which represents 4.5% of total revenues, was $1.0 million for the three months ended September 30, 2013, a 12.3% decrease from $1.2 million for the three months ended September 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $20,000 for the three months ended September 30, 2013; a $0.8 million or 97.5% decrease compared to the three months ended September 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to the type and quantity of equipment sold during the three months ended September 30, 2013. During the three months ended September 30, 2013, the Company sold one crawler crane accessory. During the three months ended September 30, 2012, the Company sold two traditional crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenues, which represents 27.6% of total revenues, was $6.3 million for the three months ended September 30, 2013, a 28.9% decrease from $8.9 million for the three months ended September 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 20.7% of total revenues, was $4.7 million for the three months ended September 30, 2013, a 22.6% decrease from $6.1 million for the three months ended September 30, 2012. Utilization for rough terrain and tower cranes for the three months ended September 30, 2013 were 50.5% and 33.2%, respectively, as compared to 69.3% and 46.8%, respectively, for the three months ended September 30, 2012. Transportation revenue, which represents 1.4% of total revenues, was $0.3 million for the three months ended September 30, 2013, a 24.9% decrease from $0.4 million for the three months ended September 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $1.2 million for the three months ended September 30, 2013; a $1.1 million or 46.3% decrease compared to the three months ended September 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.3 million for the three months ended September 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of aerial work platforms during the three months ended September 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet and a decrease in the number of rental assets sold. During the three months ended September 30, 2013, the Company sold seven pieces of used rental equipment. During the three months ended September 30, 2012, the Company sold 27 pieces of rental equipment.

Equipment Distribution

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

	Three Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit (loss)
Essex Crane equipment rentals	$1,535,686	$1,228,031	$307,655	25.1%
Coast Crane equipment rentals	2,269,635	3,452,034	(1,182,399)	(34.3)%
Equipment distribution	368,143	(4,427)	372,570	8,415.9%
Parts and service	1,282,785	1,684,258	(401,473)	(23.8)%
Total gross profit	$5,456,249	$6,359,896	$(903,647)	(14.2)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.5 million for the three months ended September 30, 2013 increased $0.3 million or 25.1% as compared to the three months ended September 30, 2012 primarily due to increased rental revenues. Gain on the sale of used rental equipment was $9,000 for the three months ended September 30, 2013, a 112.0% increase from a loss of $0.1 million for the three months ended September 30, 2012.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $2.3 million for the three months ended September 30, 2013 decreased $1.2 million or 34.3% as compared to the three months ended September 30, 2012 primarily due to increased rental revenues. Gain on the sale of used rental equipment was $0.4 million for the three months ended September 30, 2013, a 39.8% decrease from $0.7 million for the three months ended September 30, 2012. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended September 30, 2013.

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

Revenues

Revenues for the nine months ended September 30, 2013 were $73.1 million, a 2.6% decrease compared to revenues of $75.1 million for the nine months ended September 30, 2012.   The following table provides a summary of the Company’s revenues by operating segment:

	Nine Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$25,994,943	$26,304,310	$(309,367)	(1.2)%
Coast Crane equipment rentals	23,794,413	28,299,894	(4,505,481)	(15.9)%
Equipment distribution	8,336,980	3,425,936	4,911,044	143.3%
Parts and service	14,960,011	17,039,119	(2,079,108)	(12.2)%
Total revenues	$73,086,347	$75,069,259	$(1,982,912)	(2.6)%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represents 35.6% of total revenues, was $26.0 million for the nine months ended September 30, 2013, a 1.2% decrease from $26.3 million for the nine months ended September 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 27.3% of total revenues, was $19.9 million for the nine months ended September 30, 2013, a 12.3% increase from $17.7 million for the nine months ended September 30, 2012. Utilization for crawler cranes, as measured on a “days” basis, increased to 46.3% for the nine months ended September 30, 2013 compared to 40.0% for the same period in the prior year. There was an increase in average crawler crane rental rate of 1.6% to $17,223 (per crane per rental month) for the nine months ended September 30, 2013 from $16,945 for the nine months ended September 30, 2012. Transportation revenue, which represents 4.2% of total revenues, was $3.1 million for the nine months ended September 30, 2013, a 23.1% decrease from $4.0 million for the nine months ended September 30, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $3.0 million for the nine months ended September 30, 2013; a $1.6 million or 34.6% decrease compared to the nine months ended September 30, 2012. The decrease in total used rental equipment sales revenue is directly attributable to a decrease in the number of pieces of rental equipment sold during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company sold three crawler cranes and one crawler crane attachment. During the nine months ended September 30, 2012, the Company sold five crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represents 32.6% of total revenues, was $23.8 million for the nine months ended September 30, 2013, a 15.9% decrease from $28.3 million for the nine months ended September 30, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 21.2% of total revenues, was $15.5 million for the nine months ended September 30, 2013, a 3.0% decrease from $16.0 million for the nine months ended September 30, 2012. Utilization for rough terrain and tower cranes for the nine months ended September 30, 2013 were 56.4% and 43.3%, respectively, as compared to 63.8% and 44.1%, respectively, for the nine months ended September 30, 2012. Transportation revenue, which represents 1.8% of total revenues, was $1.3 million for the nine months ended September 30, 2013, a 26.5% increase from $1.0 million for the nine months ended September 30, 2012. The increase in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. Used rental equipment sales revenue was $7.0 million for the nine months ended September 30, 2013; a $4.3 million or 38.2% decrease compared to the nine months ended September 30, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million and $4.6 million, respectively, for the nine months ended September 30, 2013 and 2012. The decrease in total used rental equipment sales revenue is directly attributable to the sale of the majority of the aerial work platforms during the nine months ended September 30, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the nine months ended September 30, 2013, the Company sold eighty-eight pieces of used rental equipment. During the nine months ended September 30, 2012, the Company sold 292 pieces of rental equipment.

Equipment Distribution

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

	Nine Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$4,001,485	$3,033,057	$968,428	31.9%
Coast Crane equipment rentals	8,552,225	7,426,403	1,125,822	15.2%
Equipment distribution	806,861	60,237	746,624	1,239.5%
Parts and service	4,181,464	4,570,881	(389,417)	(8.5)%
Total gross profit	$17,542,035	$15,090,578	$2,451,457	16.2%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $4.0 million for the nine months ended September 30, 2013 increased $1.0 million or 31.9% as compared to the nine months ended September 30, 2012 primarily due to an increase in rental revenues. Gain on the sale of used rental equipment was $0.3 million for the nine months ended September 30, 2013, a 24.5% decrease from $0.4 million for the nine months ended September 30, 2012. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of higher lifting capacity rental equipment assets sold during the nine months ended September 30, 2013.
Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $8.6 million for the nine months ended September 30, 2013 increased $1.1 million or 15.2% as compared to the nine months ended September 30, 2012 primarily due to an increase in rental revenues. Gain on the sale of used rental equipment was $2.2 million for the nine months ended September 30, 2013, a 4.8% increase from $2.1 million for the nine months ended September 30, 2012. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of higher lifting capacity rental equipment assets sold during the nine months ended September 30, 2013.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of September 30, 2013 in connection with the filing of the Initial Form 10-Q. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-Q that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

In connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal controls over financial reporting. Based on that reevaluation, management determined that material weaknesses in our internal controls over financial reporting existed at September 30, 2013 and, therefore, concluded that our disclosure controls and procedures were not effective as of September 30, 2013. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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