Form 10-K/A
period 2013-12-31
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 28, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2014 (the “Initial Form 10-K”).  For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 1A, 6, 7, 8 and 9A of our Initial Form 10-K have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Item 15 has also been amended and restated in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-K, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-K that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of December 31, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-K.

This Amendment No. 1 is being filed to correct an error within the unaudited Consolidated Balance Sheets included in the Initial Form 10-K related to the Company’s classification of indebtedness outstanding under its revolving credit facilities as long-term obligations instead of short-term obligations and an error in the aggregation of its operating subsidiaries' equipment rentals segments in its segment disclosures. Solely because the revolving credit facilities provide for both subjective acceleration clauses and traditional lock-box arrangements, substantially all of the balances outstanding under the revolving credit facilities should have been classified as short-term obligations within the Company’s Consolidated Balance Sheets included in the initial Form 10-K. The equipment rentals reportable segments of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not have been aggregated, but reported as separate operating segments, under appropriate accounting guidance that provides for separate segment reporting where two operating segments do not share similar economic characteristics. The errors in our Consolidated Balance Sheets resulted in technical defaults under the Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived. The above mentioned restatements do not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company as previously reported.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-K to reclassify $163.1 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of December 31, 2013 and December 31, 2012, respectively.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-K to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 9A of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K/A are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent and belief or current expectations of Essex Rental Corp. (“Essex”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex’s expectations include, without limitation, the continued ability of Essex to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events.  Certain of such risks and uncertainties are discussed below under Item 1A – Risk Factors. Essex assumes no obligation to update or supplement forward-looking information in this Annual Report on Form 10-K/A whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

5

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

In summary, 35.5% of total revenues were derived from our Essex Crane equipment rentals segment for the year ended December 31, 2013, 32.5% from our Coast Crane equipment rentals segment, 11.7% through our equipment distribution segment and 20.3% through our parts and service segment.

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

Operations

Essex Crane and Coast Crane Equipment Rentals Segments We maintain one of the largest fleets of cranes and attachments and other lifting equipment in North America. Equipment is rented to customers under a contract (contracts typically range from four to eighteen months for the majority of our equipment), which specifies a constant monthly rate for each piece of equipment over the period of the contract. Smaller equipment, primarily boom trucks and rough terrain cranes, may be rented on a daily, weekly or monthly basis.

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

We have identified material weaknesses in our internal control over financial reporting as a result of the error in the classification of certain revolving credit facilities as long-term obligations and the error in the aggregation of the Essex Crane and Coast Crane equipment rentals segments as described in Note 3 to our consolidated financial statements, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation. The matters involving internal controls and procedures that our management considered to be material weaknesses include the sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters including: (1) ineffectiveness of the review procedures related to the review of contract terms and conditions set forth in the Company's revolving credit facilities to identify the proper accounting as it relates to the balance sheet classification of the outstanding indebtedness; (2) ineffectiveness of the periodic review control related to the review of the Company's reportable operating segments to identify and account for segments appropriately under accounting guidance; and (3) ineffectiveness in the review procedures related to the goodwill impairment assessment due to a failure to identify the correct application of accounting guidance as it relates to the allocation of goodwill to reporting units. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.”

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

	For the Years Ended December 31,
	2013	2012	2011 (1)	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Operations Summary
Total revenue	$95,537,435	$98,260,854	$89,584,979	$41,531,460	$52,084,392
Cost of revenues	73,349,613	76,928,734	76,487,741	35,403,917	32,900,942
Gross profit	22,187,822	21,332,120	13,097,238	6,127,543	19,183,450
Selling, general, administrative and other expenses	24,376,920	26,986,797	28,535,612	13,919,489	11,329,156
Income (loss) from operations	(3,228,532)	(6,929,143)	(16,776,752)	(7,791,946)	7,854,294
Interest and Other Income	561,689	41,230	316,492	72,278	643
Interest Expense	(11,662,168)	(11,334,705)	(11,455,390)	(7,209,449)	(6,681,740)
Income (loss ) before taxes	(14,708,723)	(18,217,134)	(27,922,649)	(14,931,588)	1,173,197
Net income (loss)	$(9,644,597)	$(12,652,955)	$(17,146,900)	$(11,408,486)	$1,195,806
Weighted average shares outstanding
Basic	24,660,170	24,545,041	23,824,119	16,102,339	14,110,789
Diluted	24,660,170	24,545,041	23,824,119	16,102,339	15,805,191
Earnings (loss) per share
Basic	$(0.39)	$(0.52)	$(0.72)	$(0.71)	$0.08
Diluted	$(0.39)	$(0.52)	$(0.72)	$(0.71)	$0.08

Other Operating Data
Depreciation	$18,662,640	$20,458,784	$21,146,477	$12,723,951	$11,210,472
Other depreciation and amortization	$1,039,434	$1,274,466	$1,338,378	$954,602	$781,751

Year-end Financial Position
Cash	$1,348,558	$8,389,321	$9,030,383	$3,474,314	$199,508
Rental equipment, net	287,859,918	306,892,373	328,955,023	330,378,792	260,767,678
Total assets	332,775,736	354,067,610	380,900,229	383,046,958	286,463,157

Current liabilities (as restated) (2)	181,318,586	227,098,581	238,390,989	227,663,308	147,066,230
Revolving credit facilities - short-term (as restated) (2)	163,114,195	206,271,218	222,088,941	212,209,116	131,919,701
Other short-term debt obligations	2,959,157	5,959,480	673,403	783,243	5,170,614
Other long-term debt obligations	42,130,492	2,147,349	6,886,600	7,921,531	—
Revolving credit facility (as restated) (2)	2,368,015	4,321,691	—	2,750,855	—
Total liabilities	266,686,061	279,825,875	296,931,221	304,736,667	212,325,126

Paid in capital	125,952,025	124,460,238	122,815,398	101,052,367	84,589,119
Total stockholders' equity	$66,089,675	$74,241,735	$83,969,008	$78,310,291	$74,138,031

(1)	The year ended December 31, 2011 includes the initial full twelve month results for our Coast Crane subsidiary following the Coast Acquisition in late 2010.

(2)
As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-K to reclassify certain outstanding indebtedness under our revolving credit facilities as short-term obligations as of December 31, 2013 and 2012. In addition, we have restated these amounts as of December 31, 2011, 2010 and 2009 with respect to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheets as of December 31, 2013 and 2012 and the disaggregation of the equipment rentals segment for the years ended December 31, 2013, 2012 and 2011. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of December 31, 2013 and for the year then ended and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K/A. This discussion contains, in addition to historical information, forward looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K/A). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K/A.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2014 (the “Initial Form 10-K”).  For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 1A, 6, 7, 8 and 9A of our Initial Form 10-K have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Item 15 has also been amended and restated in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-K, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-K that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of December 31, 2013 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-K.

This Amendment No. 1 is being filed to correct an error within the unaudited Consolidated Balance Sheets included in the Initial Form 10-K related to the Company’s classification of indebtedness outstanding under its revolving credit facilities as long-term obligations and an error in the aggregation of its operating subsidiaries' equipment rentals segments. Solely because the revolving credit facilities provide for both subjective acceleration clauses and traditional lock-box arrangements, substantially all of the balances outstanding under the revolving credit facilities should have been classified as short-term obligations within the Company’s Consolidated Balance Sheets included in the initial Form 10-K. The equipment rentals reportable segments of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not have been aggregated, but reported as separate operating segments, under appropriate accounting guidance that provides for separate segment reporting where two operating segments do not share similar economic characteristics. The errors in our Consolidated Balance Sheets resulted in technical defaults under the Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived. The above mentioned restatements do not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-K to reclassify $163.1 million and $206.3 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of December 31, 2013 and December 31, 2012, respectively.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-K to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 9A of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2013.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the control has operated for a sufficient period of time and its operating effectiveness has been tested.

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

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $95.5 million, a 2.8% decrease compared to revenues of $98.3 million for the year ended December 31, 2012.  The following table provides a summary of the Company's revenues by operating segment:

	For The Years Ended December 31,			Percentage Change
	2013	2012	Dollar Change
	(Restated)	(Restated)	(Restated)	(Restated)
SEGMENT REVENUES
Essex Crane equipment rentals	$33,941,077	$35,415,317	$(1,474,240)	(4.2)%
Coast Crane equipment rentals	31,004,369	35,815,974	(4,811,605)	(13.4)%
Equipment distribution	11,211,876	4,087,127	7,124,749	174.3%
Parts and service	19,380,113	22,942,436	(3,562,323)	(15.5)%
Total revenues	$95,537,435	$98,260,854	$(2,723,419)	(2.8)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenues, which represents 35.5% of total revenues, was $33.9 million for the year ended December 31, 2013, an 4.2% decrease from $35.4 million for the year ended December 31, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented #VALUE! of total revenues, was $26.2 million for the year ended December 31, 2013, a 6.5% increase from $24.6 million for the year ended December 31, 2012. The two key drivers of equipment rental revenues are utilization and average rental rates.

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

There was a decrease in average crawler crane rental rate of 0.1% to $17,179 (per crane per rental month) for the year ended December 31, 2013 from $17,195 for the year ended December 31, 2012. This change is primarily the result of the mix of cranes on rent, as opposed to individual rental rate changes by equipment group. Management does not expect a meaningful increase in average rental rates on an individual group basis until utilization rates recover significantly. As a result of utilization and rental rate changes, rental revenue for crawler cranes increased approximately $1.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, and is primarily due to increases in demand in our industrial marine, petrochemical and sewer and water end-markets, which was partially offset by a decline in demand for our power end-market.

Essex Crane transportation revenue, which represents #VALUE! of total revenues, was $4.2 million for the year ended December 31, 2013, a 29.7% decrease from $6.0 million for the year ended December 31, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. In addition, with respect to our larger assets available for rent, during the year ended December 31, 2013, we more aggressively priced transportation services in order to maximize utilization.

Essex Crane used rental equipment sales revenue was $3.5 million for the year ended December 31, 2013; a $1.3 million or 27.1% decrease compared to the year ended December 31, 2012. The decrease in total used rental equipment sales revenue is primarily attributable differences in the type and lifting capacity of the crawler cranes sold. During the year ended December 31, 2013, Essex Crane sold eleven pieces of used rental equipment. During the year ended December 31, 2012, the Company sold six pieces of used rental equipment.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenues, which represents 32.5% of total revenues, was $31.0 million for the year ended December 31, 2013, an 13.4% decrease from $35.8 million for the year ended December 31, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented #VALUE! of total revenues, was $20.4 million for the year ended December 31, 2013, a 6.9% decrease from $21.9 million for the year ended December 31, 2012. The two key drivers of equipment rental revenues are utilization and average rental rates.

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

Coast Crane transportation revenue, which represents #VALUE! of total revenues, was $1.7 million for the year ended December 31, 2013, a 14.3% increase from $1.5 million for the year ended December 31, 2012. The increase in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent.

Coast Crane used rental equipment sales revenue was $8.9 million for the year ended December 31, 2013; a $3.5 million or 28.2% decrease compared to the year ended December 31, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.5 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease in total used rental equipment sales revenue is primarily attributable to the sale of aerial work platforms during the year ended December 31, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the year ended December 31, 2013, the Company sold 104 pieces of used rental equipment. During the year ended December 31, 2012, the Company sold 308 pieces of rental equipment.

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

Gross Profit

Gross profit for the year ended December 31, 2013 was $22.2 million, a 4.0% increase from gross profit of $21.3 million for the year ended December 31, 2012. Gross profit margin was 23.2% for the year ended December 31, 2013 compared to 21.7% for the year ended December 31, 2012.  The following table provides a summary of the Company’s gross profit by operating segment:

	For The Years Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
SEGMENT GROSS PROFIT
Essex Crane equipment rentals	$4,786,980	$4,902,180	$(115,200)	(2.3)%
Coast Crane equipment rentals	11,028,381	10,020,225	1,008,156	10.1%
Equipment distribution	1,046,151	16,059	1,030,092	6,414.4%
Parts and service	5,326,310	6,393,656	(1,067,346)	(16.7)%
Total gross profit	$22,187,822	$21,332,120	$855,702	4.0%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $4.8 million for the year ended December 31, 2013 decreased $0.1 million or 2.3% as compared to the year ended December 31, 2012. The decrease in equipment rentals gross profit was due to a $1.6 million increase in rental revenue which was offset by lower transportation gross profit and less gross profit from used equipment sales. Gain on the sale of used rental equipment was $0.3 million for the year ended December 31, 2013, a 40.5% decrease from $0.4 million for the year ended December 31, 2012. The decrease in the gain on the sale of used rental equipment was attributable to the mix of rental assets sold during the year ended December 31, 2013.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $11.0 million for the year ended December 31, 2013 increased $1.0 million or 10.1% as compared to the year ended December 31, 2012. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue for this line of business increases. Also, there were initiatives implemented in the beginning of 2012 that were geared toward reducing expenses and overhead, which was also a key driver that contributed to the year over year improvement in gross margin. These initiatives included headcount reductions and the divestiture of the Company's aerial work platforms. Gain on the sale of used rental equipment was $3.0 million for the year ended December 31, 2013, a 21.1% increase from $2.5 million for the year ended December 31, 2012. The increase in the gain on the sale of used rental equipment was attributable to the mix of rental assets sold during the year ended December 31, 2013.

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

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $98.3 million, a 9.7% increase compared to revenue of $89.6 million for the year ended December 31, 2011.  The following table provides a summary of the Company's revenues by operating segment:

	For The Years Ended December 31,			Percentage Change
	2012	2011	Dollar Change
	(Restated)	(Restated)	(Restated)	(Restated)
SEGMENT REVENUES
Essex Crane equipment rentals	$35,415,317	$28,607,557	$6,807,760	23.8%
Coast Crane equipment rentals	35,815,974	25,300,031	10,515,943	41.6%
Equipment distribution	4,087,127	14,206,479	(10,119,352)	(71.2)%
Parts and service	22,942,436	21,470,912	1,471,524	6.9%
Total revenues	$98,260,854	$89,584,979	$8,675,875	9.7%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenues, which represent 36.0% of total revenues, was $35.4 million for the year ended December 31, 2012, a 23.8% increase from $28.6 million for the year ended December 31, 2011. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane rental revenues, which represented #VALUE! of total revenues and are the key driver of revenues in the Essex Crane equipment rentals segment, were $24.6 million for the year ended December 31, 2012, an 10.9% increase from $22.2 million for the year ended December 31, 2011. The two key drivers of rental revenues are utilization and average rental rates.

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

Essex Crane transportation revenue, which represents 6.1% of total revenues, was $6.0 million for the year ended December 31, 2012, a $1.4 million increase from $4.5 million for the year ended December 31, 2011. The increase in transportation revenue is directly attributable to the increase in equipment on rent and rental locations of the cranes on rent.

Essex Crane used rental equipment sales revenue was $4.8 million for the year ended December 31, 2012; a $1.7 million or 26.4% increase compared to the year ended December 31, 2011 due to an increase in customer demand for used rental equipment and the sale of higher lifting capacity crawler cranes. During the year ended December 31, 2012, the Company sold six pieces of used rental equipment. During the year ended December 31, 2011, the Company sold five pieces of rental equipment.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenues, which represent 36.4% of total revenues, was $35.8 million for the year ended December 31, 2012, a 41.6% increase from $25.3 million for the year ended December 31, 2011. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane rental revenues, which represented #VALUE! of total revenues and are the key driver of revenues in the Coast Crane equipment rentals segment, were $21.9 million for the year ended December 31, 2012, an 10.7% increase from $19.8 million for the year ended December 31, 2011. The two key drivers of rental revenues are utilization and average rental rates.

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

Coast Crane transportation revenue, which represents #VALUE! of total revenues, was $1.5 million for the year ended December 31, 2012, a $0.6 million increase from $0.9 million for the year ended December 31, 2011. The increase in transportation revenue is directly attributable to the increase in equipment on rent and rental locations of the cranes on rent.

Coast Crane used rental equipment sales revenue was $12.5 million for the year ended December 31, 2012; a $7.8 million or 166.4% increase compared to the year ended December 31, 2011 due to an increase in customer demand for used rental equipment and our efforts to divest of aerial work platforms. During the year ended December 31, 2012, the Company sold 308 pieces of used rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition, which are not a part of the Company's core rental equipment or its long-term strategy, along with twenty two boom trucks, seventeen rough terrain cranes (including six industrial cranes) and two tower cranes. During the year ended December 31, 2011, the Company sold fifty-four pieces of rental equipment primarily consisting of aerial work platforms acquired in the Coast Acquisition. In addition to the aerial work platforms, the Company sold six boom trucks, twelve rough terrain cranes (including two industrial cranes) and one tower crane during the year ended December 31, 2011.

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

Gross Profit

Gross profit for the year ended December 31, 2012 was $21.3 million, a 62.9% increase from gross profit of $13.1 million for the year ended December 31, 2011. Gross profit margin was 21.7% for the year ended December 31, 2012, compared to 14.6% for the year ended December 31, 2011.  The following table provides a summary of the Company's gross profit by operating segment:

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
SEGMENT GROSS PROFIT
Essex Crane equipment rentals	$4,902,180	$1,467,205	$3,434,975	234.1%
Coast Crane equipment rentals	10,020,225	4,675,850	5,344,375	114.3%
Equipment distribution	16,059	1,607,733	(1,591,674)	(99.0)%
Parts and service	6,393,656	5,346,450	1,047,206	19.6%
Total gross profit	$21,332,120	$13,097,238	$8,234,882	62.9%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit (after overhead allocation) of $4.9 million for the year ended December 31, 2012 increased $3.4 million or 234.1% as compared to the year ended December 31, 2011 primarily due to an increase in rental revenues and an increase in transportation gross profit of $0.5 million. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue for this line of business increases. The larger portion of total revenue derived by equipment rentals is one of the primary reasons that both gross margin and gross margin percentage increased for the year ended December 31, 2012 compared to December 31, 2011. Also, there were initiatives implemented in the beginning of 2012 that were geared toward reducing expenses and overhead, which was also a key driver that contributed to the year over year improvement in gross margin. Gain on the sale of used rental equipment was $0.4 million for the year ended December 31, 2012, a 60.0% increase from $0.3 million for the year ended December 31, 2011. The increase in the gain on the sale of used rental equipment was primarily attributable differences in the type and lifting capacity of the crawler cranes sold.

Essex Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit (after overhead allocation) of $10.0 million for the year ended December 31, 2012 increased $5.3 million or 114.3% as compared to the year ended December 31, 2011. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue for this line of business increases. The larger portion of total revenue derived by equipment rentals is one of the primary reasons that both gross margin and gross margin percentage increased for the year ended December 31, 2012 compared to December 31, 2011. Also, there were initiatives implemented in the beginning of 2012 that were geared toward reducing expenses and overhead, which was also a key driver that contributed to the year over year improvement in gross margin. These initiatives included headcount reductions and the divestiture of the Company’s aerial work platform assets. Gain on the sale of used rental equipment was $2.5 million for the year ended December 31, 2012, a 213.1% increase from $0.8 million for the year ended December 31, 2011. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental equipment assets sold during the year ended December 31, 2012. The increase in the number of rental equipment assets sold was primarily the result of the Company's strategic decision to sell aerial work platforms as this asset class is not part of the Company's core strategy. The reduction in aerial work platforms also reduced rental equipment maintenance expense and overhead allocated to the equipment rentals segment, which further improved margins.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Less Than 1 Year (1)	1-3 Years (1)	3-5 Years (1)	More than 5 Years	Total
Revolving credit facilities:
Principal (Restated)	$165,114,195	$4,000,000	$34,868,015	$—	$203,982,210
Interest (1) (Restated)	5,410,828	3,877,772	871,739	—	10,160,339
Other debt obligations:
Principal	959,157	4,731,773	892,862	5,857	6,589,649
Interest	779,300	1,073,708	45,304	162	1,898,474
Operating Leases:
Minimum lease payments	1,867,198	2,284,509	367,500	—	4,519,207
Total	$174,130,678	$15,967,762	$37,045,420	$6,019	$227,149,879

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in  Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2013 in connection with the filing of the Initial Form 10-K. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-K that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

In connection with the restatement of our financial statements for the year ended December 31, 2013, our management re-evaluated the effectiveness of our internal controls over financial reporting.  Based on that re-evaluation, our management has concluded that due to the material weaknesses described below, the Company’s internal controls over financial reporting were not effective, as of December 31, 2013, and did not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-K that the Company’s internal control over financial reporting was effective as of December 31, 2013.  However, in connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal control over financial reporting. Based on such evaluation, management determined that material weaknesses in our internal control over financial reporting existed at December 31, 2013 and, therefore, concluded that our internal control over financial reporting was not effective as of December 31, 2013. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting. Our internal control over financial reporting has been audited as of December 31, 2013 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) filed with the SEC on April 28, 2014.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement filed with the SEC on April 28, 2014.

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

The additional information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement filed with the SEC on April 28, 2014.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement filed with the SEC on April 28, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement filed with the SEC on April 28, 2014.

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

10.29	Agreement, dated November 5, 2010, between Essex Rental Corp. and the holders of certain indebtedness of CC Liquidating Company (formerly Coast Crane Company). (7)

10.30	Asset Purchase Agreement, dated as of November 1, 2010, between CC Bidding Corp. and Coast Crane Company. (6)

10.31	Form of Amended and Restated Promissory Notes issued to the holders of certain indebtedness of Essex Rental Corp. in the aggregate principal amount of $3,655,213. (15)

10.32	Registration Rights Agreement, dated December 22, 2010, amount Essex Rental Corp., Kirtland Capital Company III LLC and Kirtland Capital Partners III L.P. (7)

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

10.35	Employment Separation Agreement and Release, dated May 31, 2013, among Registrant, Essex Crane Rental Corp. and Martin Kroll. (12)

10.36	Employment Separation Agreement and Release, dated November 11, 2013, among Registrant, Essex Crane Rental Corp. and Ronald Schad. (13)

10.37	Severance Agreement, dated as of May 5, 2013, by and between Essex Rental Corp. and Nicholas Matthews (12)

10.38	Severance Agreement, dated as of November 15, 2013, by and between Essex Rental Corp. and Kory Glen (14)

16	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission, dated December 16, 2008. (5)

21	Subsidiaries of Registrant (15)

23.1	Consent of Grant Thornton LLP (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

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

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2011.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2013

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2013

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2013

(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 13, 2014.

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

As discussed in Note 3, the 2013 consolidated financial statements have been restated to correct errors related to the presentation of revolving credit facilities as short-term obligations and disclosure of an additional reporting segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Rental Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2014 (except for the  material weaknesses and the effects thereof discussed in Management’s Report on Internal Control Over Financial Reporting, as revised, as to which the date is March 31, 2015), expressed an adverse opinion.

/s/ Grant Thornton LLP

Chicago, Illinois
March 13, 2014 (except for Note 3 and the restated information in Notes 8 and 16, as to which the date is March 31, 2015)

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters that resulted in the ineffectiveness of the review procedures and accounting related to contract terms to properly classify revolving credit facilities, ineffective review controls and accounting conclusions related to the identification and presentation of the Company's reportable operating segments, and ineffectiveness in the review procedures and accounting conclusions related to the goodwill impairment assessment as it relates to identification of and allocation of goodwill to reporting units.

In our report dated March 13, 2014, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weaknesses discussed above were subsequently identified in connection with the restatement of the Company’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as presented herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2013 financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Essex Rental Corp. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Rental Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 13, 2014 (except for Note 3 and the restated information in Notes 8 and 16, as to which the date is March 31, 2015), which expressed an unqualified opinion on those financial statements and contains an explanatory paragraph related to the restatement of the financial statements to correct errors related to revolving credit facility classification and segment presentation.

We do not express an opinion or any other form of assurance on the section titled “Remediation of Material Weakness in Internal Control Over Financial Reporting” within Management’s Report on Internal Control Over Financial Reporting.

/s/ Grant Thornton LLP

Chicago, Illinois
March 13, 2014 (except for the  material weaknesses and the effects thereof discussed in Management’s Report on Internal Control Over Financial Reporting, as revised, as to which the date is March 31, 2015)

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,348,558	$8,389,321
Accounts receivable, net of allowances	14,058,878	14,658,198
Other receivables	2,412,614	2,282,104
Deferred tax assets	2,878,214	3,022,625
Inventory
Retail equipment	3,416,027	1,815,670
Retail spare parts, net	1,597,625	1,386,412
Prepaid expenses and other assets	1,790,959	1,494,751
TOTAL CURRENT ASSETS	27,502,875	33,049,081

Rental equipment, net	287,859,918	306,892,373
Property and equipment, net	5,204,653	6,610,976
Spare parts inventory, net	3,247,522	3,145,129
Identifiable finite lived intangibles, net	1,069,285	1,403,571
Goodwill	1,796,126	1,796,126
Loan acquisition costs, net	6,095,357	1,170,354

TOTAL ASSETS	$332,775,736	$354,067,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,703,030	$5,342,637
Accrued employee compensation and benefits	2,011,693	1,999,143
Accrued taxes	3,908,905	3,211,400
Accrued interest	654,918	1,359,017
Accrued other expenses	1,006,178	1,358,036
Unearned rental revenue	1,667,443	1,520,701
Customer deposits	293,067	73,795
Revolving credit facilities - short-term	163,114,195	206,271,218
Term loan - short-term	2,000,000	—
Purchase money security interest debt - short-term	959,157	828,610
Promissory notes	—	5,130,870
Capital lease obligation	—	3,154
TOTAL CURRENT LIABILITIES	181,318,586	227,098,581

LONG-TERM LIABILITIES
Revolving credit facility	2,368,015	4,321,691
Term loan	36,500,000	—
Promissory notes	3,655,213	—
Purchase money security interest debt	1,975,279	2,147,349
Deferred tax liabilities	40,868,968	46,258,254
TOTAL LONG-TERM LIABILITIES	85,367,475	52,727,294

TOTAL LIABILITIES	266,686,061	279,825,875

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,743,513 shares at December 31, 2013 and 24,555,818 shares at December 31, 2012	2,474	2,456
Paid in capital	125,952,025	124,460,238
Accumulated deficit	(59,875,535)	(50,230,938)
Accumulated other comprehensive income, net of tax	10,711	9,979
TOTAL STOCKHOLDERS' EQUITY	66,089,675	74,241,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$332,775,736	$354,067,610

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
REVENUES
Equipment rentals	$46,596,363	$46,498,363	$41,970,190
Retail equipment sales	11,211,876	4,087,127	14,206,479
Used rental equipment sales	12,436,843	17,258,089	6,523,789
Retail parts sales	7,633,022	9,573,134	9,834,844
Transportation	5,912,240	7,474,839	5,413,609
Equipment repairs and maintenance	11,747,091	13,369,302	11,636,068
TOTAL REVENUES	95,537,435	98,260,854	89,584,979

COST OF REVENUES
Salaries, payroll taxes and benefits	10,771,700	10,994,834	10,635,150
Depreciation	18,662,640	20,458,784	21,146,477
Retail equipment sales	9,550,397	3,474,161	11,878,546
Used rental equipment sales	9,183,230	14,353,793	5,462,818
Retail parts sales	5,909,310	7,091,209	7,230,864
Transportation	5,883,765	6,823,282	5,081,504
Equipment repairs and maintenance	10,242,468	10,663,327	12,452,736
Yard operating expenses	3,146,103	3,069,344	2,599,646
TOTAL COST OF REVENUES	73,349,613	76,928,734	76,487,741

GROSS PROFIT	22,187,822	21,332,120	13,097,238

Selling, general and administrative expenses	24,376,920	26,986,797	28,535,612
Other depreciation and amortization	1,039,434	1,274,466	1,338,378
LOSS FROM OPERATIONS	(3,228,532)	(6,929,143)	(16,776,752)

OTHER INCOME (EXPENSES)
Other income	561,689	41,230	316,492
Interest expense	(11,662,168)	(11,334,705)	(11,455,390)
Foreign currency exchange gains (losses)	(379,712)	5,484	(6,999)
TOTAL OTHER INCOME (EXPENSES)	(11,480,191)	(11,287,991)	(11,145,897)

LOSS BEFORE INCOME TAXES	(14,708,723)	(18,217,134)	(27,922,649)

BENEFIT FOR INCOME TAXES	(5,064,126)	(5,564,179)	(10,775,749)

NET LOSS	$(9,644,597)	$(12,652,955)	$(17,146,900)

Weighted average shares outstanding:
Basic	24,660,170	24,545,041	23,824,119
Diluted	24,660,170	24,545,041	23,824,119

Loss per share:
Basic	$(0.39)	$(0.52)	$(0.72)
Diluted	$(0.39)	$(0.52)	$(0.72)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ending December 31,
	2013	2012	2011
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	732	20,598	(19,591)
Change in fair value of interest rate swap, net of tax of zero, $812,517 and $690,862, respectively	—	1,260,231	1,061,781
Other comprehensive income	732	1,280,829	1,042,190

Comprehensive loss	$(9,643,865)	$(11,372,126)	$(16,104,710)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional Paid-In Capital	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance - December 31, 2010	20,472,489	$2,047	$101,052,367	$(20,431,083)	$(2,313,040)	$78,310,291
Exercise of warrants for common stock	3,955,603	396	19,777,619	—	—	19,778,015
Stock based compensation for executive management stock options and employee restricted shares granted	—	—	1,985,412	—	—	1,985,412
Change in fair value of interest rate swap, net of tax of $690,862	—	—	—	—	1,061,781	1,061,781
Foreign currency translation adjustments	—	—	—	—	(19,591)	(19,591)
Net loss for the year ended December 31, 2011	—	—	—	(17,146,900)	—	(17,146,900)
Balance - December 31, 2011	24,428,092	$2,443	$122,815,398	$(37,577,983)	$(1,270,850)	$83,969,008
Stock based compensation for executive management stock options and employee restricted shares granted	70,858	7	1,483,346	—	—	1,483,353
Common stock issued to directors	56,868	6	161,494	—	—	161,500
Change in fair value of interest rate swap, net of tax of $812,517	—	—	—	—	1,260,231	1,260,231
Foreign currency translation adjustments	—	—	—	—	20,598	20,598
Net loss for the year ended December 31, 2012	—	—	—	(12,652,955)	—	(12,652,955)
Balance - December 31, 2012	24,555,818	$2,456	$124,460,238	$(50,230,938)	$9,979	$74,241,735
Exercise of warrants for common stock	90,000	9	891	—	—	900
Stock based compensation for executive management stock options and employee restricted shares granted	53,980	5	1,341,400	—	—	1,341,405
Common stock issued to directors	43,715	4	149,496			149,500
Foreign currency translation adjustments	—	—	—	—	732	732
Net loss for the year ended December 31, 2013	—	—	—	(9,644,597)	—	(9,644,597)
Balance - December 31, 2013	24,743,513	$2,474	$125,952,025	$(59,875,535)	$10,711	$66,089,675

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of tangible assets	19,367,786	21,377,683	21,854,730
Amortization of loan acquisition costs and other intangibles	2,185,770	1,227,747	1,385,523
Amortization of promissory notes discount	96,130	96,129	96,130
Gain on sale of rental equipment	(3,253,613)	(2,904,296)	(1,060,971)
Gain on sale of property and equipment	(551,803)	—	—
Deferred income taxes	(5,223,707)	(5,621,648)	(10,615,361)
Share based compensation expense	1,444,048	1,522,912	1,985,412
Change in fair value of interest rate swaps	—	(398,031)	(1,043,164)
Changes in operating assets and liabilities:
Accounts receivable, net	1,419,218	(1,324,432)	(346,571)
Other receivables	(130,510)	430,249	1,511,082
Prepaid expenses and other assets	(296,208)	449,317	1,125,908
Retail equipment inventory	(1,600,357)	(1,030,464)	4,187,863
Spare parts inventory	(365,348)	357,219	535,593
Accounts payable and accrued expenses	163,991	1,490,869	829,928
Unearned rental revenue	146,742	413,920	(166,066)
Customer deposits	219,272	(68,786)	(2,177,426)
Total change in operating assets and liabilities	(443,200)	717,892	5,500,311
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,976,814	3,365,433	955,710

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(8,111,289)	(8,547,792)	(23,811,028)
Purchases of property and equipment	(431,410)	(1,204,879)	(1,270,994)
Accounts receivable from rental equipment sales	(819,898)	977,577	(1,163,000)
Proceeds from sale of rental equipment	12,436,843	17,258,089	6,523,789
Proceeds from sale of property and equipment	1,751,575	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,825,821	8,482,995	(19,721,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	97,007,418	92,312,312	100,312,623
Proceeds from purchase money security interest debt	—	—	—
Proceeds from term loan	40,000,000	—	—
Payments on revolving credit facilities	(142,118,117)	(103,808,344)	(93,168,798)
Payments on purchase money security interest debt	(1,023,338)	(689,179)	(2,253,401)
Payments on term loan	(1,500,000)	—	—
Payments on promissory notes	(1,571,787)	—	—
Payments on capital lease obligation	(3,205)	(7,692)	(7,692)
Proceeds from the exercise of warrants	900	—	19,778,015
Employer repurchase of shares to satisfy minimum tax withholding	(102,642)	—	—
Payments for loan acquisition costs	(6,782,921)	(239,369)	(340,575)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,093,692)	(12,432,272)	24,320,172

Effect of exchange rate changes on cash and cash equivalents	250,294	(57,218)	1,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,040,763)	(641,062)	5,556,069

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,389,321	9,030,383	3,474,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,348,558	$8,389,321	$9,030,383

ESSEX RENTAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For The Years Ended December 31,
	2013	2012	2011
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$149,500	$161,500	$—
Equipment obtained through capital lease	$—	$497	$974
Equipment purchased directly through long-term debt obligations	$927,600	$1,139,876	$1,012,500
Unrealized loss on designated derivative instruments, net of tax	$—	$1,260,231	$1,061,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and swaps	$10,514,784	$9,965,212	$11,371,426
Cash (received) paid for income taxes, net	$(35,231)	$98,552	$(754,266)

The accompanying notes are an integral part of these financial statements

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Principles of Consolidation

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

2. Significant Accounting Policies (As Restated)

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

Segment Reporting (As Restated)

We have determined, in accordance with applicable accounting guidance regarding operating segments that we have four reportable segments. We derive our revenues from four principal business activities: (1) Essex Crane equipment rentals; (2) Coast Crane equipment rentals; (3) equipment distribution; and (4) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 16 to the consolidated financial statements regarding our segment information.

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a rollforward of the allowance for doubtful accounts for the years ended December 31, 2013 and 2012:

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2013	2012
Beginning balance	$2,774,720	$2,915,895
Provision for allowance for doubtful accounts	519,539	959,543
Provision for credit memo reserve	1,459,326	1,425,103
Write-offs and recoveries	(2,268,581)	(2,525,821)
Ending balance	$2,485,004	$2,774,720

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has recorded goodwill of $1.8 million assigned to its Coast Crane equipment rentals, equipment distribution and parts and service reporting units.

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

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has restated its Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012. In addition, Note 8 and Note 16 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of December 31, 2013 are as follows:

	As of December 31, 2013
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$163,114,195	$163,114,195
Total Current Liabilities	18,204,391	163,114,195	181,318,586

Long-term Liabilities:
Revolving credit facility	165,482,210	(163,114,195)	2,368,015
Total Long-term Liabilities	$248,481,670	$(163,114,195)	$85,367,475

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 16 for the year ended December 31, 2013 are as follows:

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$64,945,446	$(64,945,446)	$—
Essex Crane equipment rentals	—	33,941,077	33,941,077
Coast Crane equipment rentals	—	31,004,369	31,004,369

Segment gross profit:
Equipment rentals	15,815,361	(15,815,361)	—
Essex Crane equipment rentals	—	4,786,980	4,786,980
Coast Crane equipment rentals	—	11,028,381	11,028,381

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 16 for the year ended December 31, 2012 are as follows:

	Year Ended December 31, 2012
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$71,231,291	$(71,231,291)	$—
Essex Crane equipment rentals	—	35,415,317	35,415,317
Coast Crane equipment rentals	—	35,815,974	35,815,974

Segment gross profit:
Equipment rentals	14,922,405	(14,922,405)	—
Essex Crane equipment rentals	—	4,902,180	4,902,180
Coast Crane equipment rentals	$—	$10,020,225	$10,020,225

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 16 for the year ended December 31, 2011 are as follows:

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$53,907,588	$(53,907,588)	$—
Essex Crane equipment rentals	—	28,607,557	28,607,557
Coast Crane equipment rentals	—	25,300,031	25,300,031

Segment gross profit:
Equipment rentals	6,143,055	(6,143,055)	—
Essex Crane equipment rentals	—	1,467,205	1,467,205
Coast Crane equipment rentals	$—	$4,675,850	$4,675,850

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 16 as of December 31, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

	As of December 31, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$307,371,099	$(307,371,099)		$—
Essex Crane equipment rentals	—	225,501,157		225,501,157
Coast Crane equipment rentals	—	81,869,942	1,236,633	83,106,575
Equipment distribution	5,150,140	—	(740,232)	4,409,908
Parts and service	$5,261,391	$—	$(496,401)	$4,764,990

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 16 as of December 31, 2012 along with the impact of certain reclassifications to conform with the current year presentation are as follows:

	As of December 31, 2012
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$328,177,713	$(328,177,713)		$—
Essex Crane equipment rentals	—	239,569,825		239,569,825
Coast Crane equipment rentals	—	88,607,888	582,737	89,190,625
Parts and service	$6,593,538	$—	$(582,737)	$6,010,801

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Rental Equipment

Rental equipment consists of the following:

	Year Ended December 31,
	2013	2012
Rental equipment	$362,416,431	$366,520,232
Less: accumulated depreciation	(74,556,513)	(59,627,859)
Rental equipment, net	$287,859,918	$306,892,373

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Estimated future amortization expense related to loan acquisitions costs at December 31, 2013 are as follows for the years ending December 31:

2014	$2,025,407
2015	2,116,906
2016	1,897,828
2017	55,216
Total	$6,095,357

7.	Intangible Assets

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

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable intangible assets at December 31, 2012:

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other identifiable intangible assets:
Essex Crane customer relationship intangible	$784,826	$(784,826)	$—
Essex Crane trademark	804,130	(804,130)	—
Coast Crane customer relationship intangible	1,500,000	(446,429)	1,053,571
Coast Crane trademark	600,000	(250,000)	350,000
	$3,688,956	$(2,285,385)	$1,403,571

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

The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2013:

2014	$334,286
2015	324,286
2016	214,286
2017	196,427
Total	$1,069,285

8.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following:

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	December 31, 2013	December 31, 2012	December 31, 2013	Date Ranges
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$148,148,731	$151,286,537	3.93%	October 2016
Coast Crane revolving credit facility - short-term	14,965,464	54,984,681	5.40%	March 2017
Coast Crane revolving credit facility - long-term	2,368,015	4,321,691	5.30%	March 2017
Term loan	36,500,000	—	5.25%	March 2015 - March 2017
Term loan - short-term	2,000,000	—	5.25%	within 1 year
Unsecured promissory notes (related party)	3,655,213	5,130,870	10.00%	October 2016
Purchase money security interest debt	1,975,279	2,147,349	4.67%	September 2015
Purchase money security interest debt - short-term	959,157	828,610	4.67%	within 1 year
Total debt obligations outstanding	$210,571,859	$218,699,738

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As described above, Essex Crane and Coast Crane (including Coast Crane Ltd.) are permitted to incur up to $1.5

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $10.0 million, respectively, of secured purchase money indebtedness under the terms of, and subject to certain conditions set forth in, the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, respectively.

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

The following table summarizes the aggregate maturities of the Company’s debt for the next five years and thereafter as of December 31, 2013:

2014	$166,073,352
2015	2,790,806
2016	5,940,967
2017	35,381,521
2018	379,356
Thereafter	5,857
Total	$210,571,859

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Level 1 - Observable inputs such as quoted prices in active markets:

•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the year ended December 31, 2012:

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	(2,293,191)	Interest Expense
Tax benefit	898,141	Benefit for Income Taxes
Effect on net loss	(1,395,050)	Net Loss

12.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2013	2012	2011
Net loss	$(9,644,597)	$(12,652,955)	$(17,146,900)
Weighted average shares outstanding:
Basic	24,660,170	24,545,041	23,824,119
Effect of dilutive securities:
Warrants	—	—	—
Options	—	—	—
Diluted	24,660,170	24,545,041	23,824,119
Basic earnings (loss) per share	$(0.39)	$(0.52)	$(0.72)
Diluted earnings (loss) per share	$(0.39)	$(0.52)	$(0.72)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Income Taxes

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carry-forwards	$55,825,699	$53,906,741
Accrued expenses	3,416,028	4,947,064
Goodwill and other intangibles	2,649,472	4,143,639
Stock based compensation	1,598,285	1,984,934
Accounts receivable	1,095,676	1,328,807
Tax credits and other	596,576	464,040
	65,181,736	66,775,225
Valuation allowance	(798,439)	(551,903)
Total deferred tax assets, net	64,383,297	66,223,322

Deferred tax liabilities:
Rental equipment, property and equipment and other	(102,373,464)	(109,458,951)
Other deferred tax liabilities	(587)	—
Total deferred tax liabilities	(102,374,051)	(109,458,951)

Net deferred tax liabilities	$(37,990,754)	$(43,235,629)

	For the Years Ended December 31,
	2013	2012
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$2,878,214	$3,022,625
Long-term deferred tax liabilities	(40,868,968)	(46,258,254)
Net deferred tax liabilities	$(37,990,754)	$(43,235,629)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14.	Stock Based Compensation

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the stock option activity for the years ending December 31, 2013, 2012 and 2011:

	Stock Options
	Common Shares Subject to Options	Weighted Average Exercise Price
Balance at December 31, 2010	1,050,969	$5.40
Granted	423,750	5.58
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2011	1,474,719	5.45
Granted	—	—
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2012	1,474,719	5.45
Granted	175,000	3.73
Exercised	—	—
Expired/forfeited	(435,840)	6.39
Balance at December 31, 2013	1,213,879	$4.87

The following table summarizes information regarding options outstanding and exercisable at December 31, 2013:

	Options Outstanding (1)			Options Exercisable (2)
	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
2008 Options Grant	565,000	4.97	$4.50	565,000
2010 Options Grant	82,616	6.22	6.45	82,616
2011 Options Grant	391,263	7.04	5.58	250,013
2013 Options Grant	175,000	9.65	3.73	—
	1,213,879	6.40	$4.87	897,629	5.66	$4.98
Vested and expected to vest as of December 31, 2013	1,213,879	6.40	$4.87

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2013 is $18,750 calculated using the Company's closing share price of $3.27.

(2)	The aggregate intrinsic value of options exercisable as of December 31, 2013 is zero calculated using the Company's closing share price of $3.27.

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15.	Common Stock and Warrants

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock upon the exercise of warrants in exchange for cash proceeds of $900 during the year ended December 31, 2013. The Company issued 3,955,603 shares of common stock upon the exercise of warrants in exchange for cash proceeds of approximately $19.8 million during the year ended December 31, 2011.

16.	Segment Information (As Restated)

The Company has identified four reportable segments: Essex Crane equipment rentals, Coast Crane equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance. The Essex Crane and Coast Crane equipment rental segments includes rental, transportation, used rental equipment sales and repairs of rental equipment. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to our reportable segments.

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit:

	For The Years Ended December 31,
	2013	2012	2011
	(Restated)	(Restated)	(Restated)
Segment revenues
Essex crane equipment rentals	$33,941,077	$35,415,317	$28,607,557
Coast Crane equipment rentals	31,004,369	35,815,974	25,300,031
Equipment distribution	11,211,876	4,087,127	14,206,479
Parts and service	19,380,113	22,942,436	21,470,912
Total revenues	$95,537,435	$98,260,854	$89,584,979

Segment gross profit
Essex Crane equipment rentals	$4,786,980	$4,902,180	$1,467,205
Coast Crane equipment rentals	11,028,381	10,020,225	4,675,850
Equipment distribution	1,046,151	16,059	1,607,733
Parts and service	5,326,310	6,393,656	5,346,450
Total gross profit	$22,187,822	$21,332,120	$13,097,238

The following table presents information about our reportable segments related to total assets:

	December 31,
	2013	2012
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$225,501,157	$239,569,825
Coast Crane equipment rentals	83,106,575	89,190,625
Equipment distribution	4,409,908	2,001,273
Parts and service	4,764,990	6,010,801
Total segment identified assets	317,782,630	336,772,524
Non-segment identified assets	14,993,106	17,295,086
Total assets	$332,775,736	$354,067,610

The Company operates primarily in the United States. Our sales to international customers for the years ended December 31, 2013, 2012 and 2011 were 9.6%, 12.2% and 5.5% of total revenues, respectively. Sales to customers in Canada represented 8.4%, 10.1% and 4.7% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. No one customer accounted

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

17.	Commitments, Contingencies and Related Party Transactions

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively, at December 31, 2012.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

18.	401(k) Profit Sharing Plan and Medical Benefits

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

19.	Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from five vendors.  The loss of one or more of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

20.	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$25,064,454	$25,213,755	$22,808,138	$22,451,088
Gross profit	5,722,769	6,363,017	5,456,249	4,645,787
Loss from operations	(642,332)	(208,219)	(517,208)	(1,860,773)
Loss before benefit for income taxes	(3,269,003)	(3,404,904)	(2,932,722)	(5,102,094)
Net loss	(2,163,250)	(1,931,972)	(1,902,604)	(3,646,771)
Basic net loss per share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.15)
Diluted net loss per share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.15)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$23,738,185	$27,190,839	$24,140,235	$23,191,595
Gross profit	3,404,099	5,326,583	6,359,896	6,241,542
Loss from operations	(3,910,260)	(1,528,334)	(587,264)	(903,285)
Loss before benefit for income taxes	(6,798,963)	(4,475,267)	(3,291,549)	(3,651,355)
Net loss	(4,696,342)	(2,891,997)	(2,059,626)	(3,004,990)
Basic net loss per share (1)	$(0.19)	$(0.12)	$(0.08)	$(0.12)
Diluted net loss per share (1)	$(0.19)	$(0.12)	$(0.08)	$(0.12)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

21.	Subsequent Events

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

ESSEX RENTAL CORP

Date: March 31, 2015	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Laurence S. Levy	Chairman	March 31, 2015
Laurence S. Levy

/s/ Edward Levy	Director	March 31, 2015
Edward Levy

/s/ Daniel H. Blumenthal	Director	March 31, 2015
Daniel H. Blumenthal

/s/ John G. Nestor	Director	March 31, 2015
John G. Nestor

/s/ William W. Fox	Director	March 31, 2015
William W. Fox

/s/ Nicholas J. Matthews	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015
Nicholas J. Matthews

/s/ Kory M. Glen	Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)	March 31, 2015
Kory M. Glen