Form 10-Q/A
period 2014-03-31
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

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

ESSEX RENTAL CORP.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2014 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 adn 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of March 31, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $163.0 million and $163.1 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of March 31, 2014 and December 31, 2013, respectively.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of March 31, 2014.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Restated)	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,030	$1,349
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,524 and $2,485, respectively	13,444	14,059
Other receivables	2,126	2,412
Deferred tax assets	3,078	2,878
Inventory
Retail equipment	3,886	3,416
Retail spare parts, net	1,747	1,598
Prepaid expenses and other assets	1,871	1,791
TOTAL CURRENT ASSETS	27,182	27,503

Rental equipment, net	282,483	287,860
Property and equipment, net	4,710	5,205
Spare parts inventory, net	3,365	3,248
Identifiable finite lived intangibles, net	986	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	5,635	6,095

TOTAL ASSETS	$326,157	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,755	$5,703
Accrued employee compensation and benefits	2,053	2,012
Accrued taxes	3,458	3,909
Accrued interest	809	655
Accrued other expenses	775	1,007
Unearned rental revenue	1,838	1,668
Customer deposits	202	293
Revolving credit facilities - short-term	163,006	163,114
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	1,041	959
Capital lease obligation	13	—
TOTAL CURRENT LIABILITIES	180,950	181,320

LONG-TERM LIABILITIES
Revolving credit facility	1,022	2,368
Term loan	36,000	36,500
Promissory notes	3,655	3,655
Purchase money security interest debt	2,189	1,975
Deferred tax liabilities	39,105	40,869
Capital lease obligation	73	—
TOTAL LONG-TERM LIABILITIES	82,044	85,367

TOTAL LIABILITIES	262,994	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,792,387 shares at March 31, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,183	125,952
Accumulated deficit	(63,044)	(59,876)
Accumulated other comprehensive income	22	11
TOTAL STOCKHOLDERS' EQUITY	63,163	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,157	$332,776
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

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2013 for a complete description of our significant accounting policies.

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

The Company has restated its Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. In addition, Note 5 and Note 12 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of March 31, 2014 are as follows (amounts in thousands):

	As of March 31, 2014
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$163,006	$163,006
Total Current Liabilities	17,944	163,006	180,950

Long-term Liabilities:
Revolving credit facility	164,028	(163,006)	1,022
Total Long-term Liabilities	$245,050	$(163,006)	$82,044

The effects of the restatement of the revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of December 31, 2013 are as follows (amounts in thousands):

	As of December 31, 2013
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$163,114	$163,114
Total Current Liabilities	18,206	163,114	181,320

Long-term Liabilities:
Revolving credit facility	165,482	(163,114)	2,368
Total Long-term Liabilities	$248,481	$(163,114)	$85,367

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the three months ended March 31, 2014 are as follows (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$15,136	$(15,136)	$—
Essex Crane equipment rentals	—	8,310	8,310
Coast Crane equipment rentals	—	6,826	6,826

Segment gross profit:
Equipment rentals	2,865	(2,865)	—
Essex Crane equipment rentals	—	657	657
Coast Crane equipment rentals	$—	$2,208	$2,208

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the three months ended March 31, 2013 are as follows (amounts in thousands):

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$16,445	$(16,445)	$—
Essex Crane equipment rentals	—	7,438	7,438
Coast Crane equipment rentals	—	9,007	9,007

Segment gross profit:
Equipment rentals	4,018	(4,018)	—
Essex Crane equipment rentals	—	838	838
Coast Crane equipment rentals	$—	$3,180	$3,180

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 12 as of March 31, 2014 along with the impact of certain reclassifications to conform with the current year presentation are as follows (amounts in thousands):

	As of March 31, 2014
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$300,503	$(300,503)	$—	$—
Essex Crane equipment rentals	—	220,483	—	220,483
Coast Crane equipment rentals	—	80,020	572	80,592
Equipment distribution	4,260	—	(184)	4,076
Parts and service	$6,985	$—	$(388)	$6,597

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 12 as of December 31, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of December 31, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$307,372	$(307,372)	$—	$—
Essex Crane equipment rentals	—	225,502	—	225,502
Coast Crane equipment rentals	—	81,870	1,236	83,106
Equipment distribution	5,150	—	(740)	4,410
Parts and service	$5,261	$—	$(496)	$4,765

4.	Intangible Assets

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

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2014 for the years ended December 31 (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2014	$251
2015	324
2016	214
2017	197
Total	$986

5.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	March 31, 2014	December 31, 2013	March 31, 2014	Date Ranges
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$147,353	$148,149	3.92%	October 2016
Coast Crane revolving credit facility - short-term	15,653	14,965	5.31%	March 2017
Coast Crane revolving credit facility - long-term	1,022	2,368	5.41%	March 2017
Term loan	36,000	36,500	5.25%	June 2015 to March 2017
Term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	3,655	3,655	18.00%	October 2016
Purchase money security interest debt	2,189	1,975	4.86%	September 2015 to October 2018
Purchase money security interest debt - short-term	1,041	959	4.86%	within 1 year
Total debt obligations outstanding	$208,913	$210,571

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2014 and for the three months then ended, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2014 and for the three months then ended, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2014 and for the three months then ended, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders under. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of March 31, 2014 and for the three months then ended, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

9.	Income Taxes

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

12.	Segment Information (As Restated)

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$8,310	$7,438
Coast Crane equipment rentals	6,826	9,007
Equipment distribution	1,301	3,710
Parts and service	4,649	4,910
Total revenues	$21,086	$25,065
Segment gross profit
Essex Crane equipment rentals	$657	$838
Coast Crane equipment rentals	2,208	3,180
Equipment distribution	10	409
Parts and service	1,307	1,296
Total gross profit	$4,182	$5,723

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	March 31, 2014	December 31, 2013
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$220,483	$225,502
Coast Crane equipment rentals	80,592	83,106
Equipment distribution	4,076	4,410
Parts and service	6,597	4,765
Total segment identified assets	311,748	317,783
Non-segmented identified assets	14,409	14,993
Total assets	$326,157	$332,776

The Company operates primarily in the United States. Our sales to international customers for the three months ended March 31, 2014 were 9% of total revenues. Sales to customers in Canada represented 5% of total revenues. No customer accounted for

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended March 31, 2014, one customer individually accounted for approximately 22% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment for the three months ended March 31, 2014, one customer individually accounted for approximately 11% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2014, five customers individually accounted for approximately 22%, 21%, 21%, 21% and 14% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended March 31, 2013 were 8% of total revenues. Sales to customers in Canada represented 8% of total revenues. One customer accounted for more than 10% of our revenues on a consolidated basis. Within the Coast Crane equipment rentals segment, one customer individually accounted for approximately 11% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2013, one customer individually accounted for approximately 76% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

14.	Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheet as of March 31, 2014 and the disaggregation of the equipment rentals segment for the three months ended March 31, 2014 and 2013. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2014, and its results of operations for the three ended March 31, 2014 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the year ended December 31, 2013.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2014 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of March 31, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

This Amendment No. 1 is being filed to correct an error within the unaudited Consolidated Balance Sheets included in the Initial Form 10-Q related to the Company’s classification of indebtedness outstanding under its revolving credit facilities as long-term obligations instead of short-term obligations and an error in the aggregation of its operating subsidiaries' equipment rentals segments in its segment disclosures. Solely because the revolving credit facilities provide for both subjective acceleration clauses and traditional lock-box arrangements, substantially all of the balances outstanding under the revolving credit facilities should have been classified as short-term obligations within the Company’s Consolidated Balance Sheets included in the initial Form 10-Q. The equipment rentals reportable segments of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not have been aggregated, but reported as separate operating segments, under appropriate accounting guidance that provides for separate segment reporting where two operating segments do not share similar economic characteristics. The errors in our Consolidated Balance Sheets resulted in technical defaults under the Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived. . The above mentioned restatements do not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $163.0 million and $163.1 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of March 31, 2014 and December 31, 2013, respectively.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of March 31, 2014.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

In summary, for the three months ended March 31, 2014, 39.4% of total revenues were derived from our Essex Crane equipment rentals segment, 32.4% from our Coast Crane equipment rentals segment, 6.2% from our equipment distribution segment and 22.0% from our parts and service segment.

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

The following table provides a summary of Adjusted EBITDA for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,169)	$(2,162)
Benefit for income taxes	(1,939)	(1,106)
Foreign currency exchange losses	152	116
Interest expense	2,972	2,515
Other income	(11)	(5)
Loss from operations	(1,995)	(642)

Depreciation	4,604	4,671
Other depreciation and amortization	258	284
Adjusted EBITDA	$2,867	$4,313

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

Revenues

Revenues for the three months ended March 31, 2014 were $21.1 million, a 15.9% decrease compared to revenues of $25.1 million for the three months ended March 31, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$8,310	$7,438	$872	11.7%
Coast Crane equipment rentals	6,826	9,007	(2,181)	(24.2)%
Equipment distribution	1,301	3,710	(2,409)	(64.9)%
Parts and service	4,649	4,910	(261)	(5.3)%
Total revenues	$21,086	$25,065	$(3,979)	(15.9)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenues, which represents 39.4% of total revenues, was $8.3 million for the three months ended March 31, 2014, an 11.7% increase from $7.4 million for the three months ended March 31, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 29.4% of total revenues, was $6.2 million for the three months ended March 31, 2014, a 0.6% decrease from $6.2 million for the three months ended March 31, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates. The slight decrease in equipment rentals revenue is primarily related to a decline in utilization and rental revenue generated from the traditional crawler cranes. While there was a decrease in hydraulic crawler crane utilization, it was largely offset by an increase in average rental rates. The overall increase in average rental rates for the hydraulic crawler cranes is primarily attributed to the mix of cranes on rent within the group, although most subclasses within the hydraulic crawler crane fleet have experienced increases in average rental rates when compared to the three months ended March 31, 2013. The decreases in revenue related to the decreases in utilization previously mentioned were partially offset by an increase in rental revenue generated from hydraulic crawler crane attachments, which were utilized throughout the period for power and petrochemical projects in the Midwest and Gulf Coast regions. There was an increase in average crawler crane rental rate of 3.8% to $17,622 (per crane per rental month) for the three months ended March 31, 2014 from $16,975 for the three months ended March 31, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the three months ended March 31, 2013. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the three months ended March 31, 2013, management does not expect a significant increase in average rental rates on an individual group basis until utilization rates recover significantly.

Essex Crane transportation revenue, which represents 6.6% of total revenues, was $1.4 million for the three months ended March 31, 2014, a 78.4% increase from $0.8 million for the three months ended March 31, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment. Transportation revenues were positively impacted by the large hydraulic crawler crane attachment rentals that were shipped within the quarter.

Essex Crane used rental equipment sales revenue was $0.7 million for the three months ended March 31, 2014; a $0.3 million or 71.9% increase compared to the three months ended March 31, 2013. The increase in Essex Crane used rental equipment sales revenue is primarily attributable to an increase in the number of assets sold during the period. During the three months ended March 31, 2014, Essex Crane sold three traditional crawler cranes. During the three months ended March 31, 2013, Essex Crane sold one traditional crawler crane and one crawler crane attachment.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenues, which represents 32.4% of total revenues, was $6.8 million for the three months ended March 31, 2014, an 24.2% decrease from $9.0 million for the three months ended March 31, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales. Equipment rentals revenue, which represented 23.0% of total revenues, was $4.8 million for the three months ended March 31, 2014, a 7.1% decrease from $5.2 million for the three months ended March 31, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates. The slight decrease in equipment rentals revenue is primarily related to a decline in utilization and rental revenue generated from the city and other tower crane fleet. Ancillary revenues for the three months ended March 31, 2013 were higher than usual due to third party operator revenues that were part of a project utilizing our elevator lifts within the period. Utilization for rough terrain cranes for the three months ended March 31, 2014 and 2013 was 58.2% and 58.4%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The slight decline in utilization was driven by a decrease in demand from the power end market. Boom truck utilization increased to 46.1% for the three months ended March 31, 2014 compared to 43.4% for the three months ended March 31, 2013. Strengthening demand in the general building, petrochemical and transportation end markets was the primary factor for increased boom truck utilization. Tower crane utilization was 44.1% and 39.1% for the self-erecting and city & other tower cranes, respectively, for the three months ended March 31, 2014 as compared to 46.7% and 58.4% for the self-erecting and city & other tower cranes, respectively, for the three months ended March 31, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Coast Crane transportation revenue, which represents 1.8% of total revenues, was $0.4 million for the three months ended March 31, 2014, a 6.9% decrease from $0.4 million for the three months ended March 31, 2013. The decrease in transportation revenue is directly attributable to the number of equipment moves during the quarter.

Coast Crane used rental equipment sales revenue was $1.6 million for the three months ended March 31, 2014; a $1.8 million or 52.7% decrease compared to the three months ended March 31, 2013. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million for the three months ended March 31, 2013. The decrease in total used rental equipment sales revenue is primarily attributable to the sale of aerial work platforms as part of a strategic decision to eliminate this equipment class from our rental fleet during the three months ended March 31, 2013. During the three months ended March 31, 2014, Coast Crane sold five pieces of used rental equipment. During the three months ended March 31, 2013, Coast Crane sold seventy-two pieces of rental equipment.

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

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$657	$838	$(181)	(21.6)%
Coast Crane equipment rentals	2,208	3,180	(972)	(30.6)%
Equipment distribution	10	409	(399)	(97.6)%
Parts and service	1,307	1,296	11	0.8%
Total gross profit	$4,182	$5,723	$(1,541)	(26.9)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $0.7 million for the three months ended March 31, 2014 decreased $0.2 million or 21.6% as compared to the three months ended March 31, 2013 primarily due to a decline in rental revenue and less transportation gross profit. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $48,199 for the three months ended March 31, 2014, a 1,142.8% increase from a $4,622 loss for the three months ended March 31, 2013. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental assets sold during the three months ended March 31, 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $2.2 million for the three months ended March 31, 2014 decreased $1.0 million or 30.6% as compared to the three months ended March 31, 2013 primarily due to a reduction in rental revenues and less gross profit from used rental equipment sales. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals declines as the revenue from this line of business declines. Gain on the sale of used rental equipment was $0.4 million for the three months ended March 31, 2014, a 70.7% decrease from $1.2 million for the three months ended March 31, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended March 31, 2014.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of March 31, 2014 in connection with the filing of the Initial Form 10-Q. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-Q that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

In connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal controls over financial reporting. Based on that reevaluation, management determined that material weaknesses in our internal controls over financial reporting existed at March 31, 2014 and, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2014. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed below.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned` thereunto duly authorized.

ESSEX RENTAL CORP.

Dated:	March 31, 2015	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	March 31, 2015	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)