Form 10-Q/A
period 2014-06-30
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

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

ESSEX RENTAL CORP.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on August 7, 2014 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of June 30, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $138.0 million and $163.1 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of June 30, 2014 and December 31, 2013, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of June 30, 2014.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Restated)	(Restated)
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$936	$1,349
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,641 and $2,485, respectively	16,395	14,059
Other receivables	2,236	2,412
Deferred tax assets	3,020	2,878
Inventory
Retail equipment	7,513	3,416
Retail spare parts, net	1,602	1,598
Prepaid expenses and other assets	1,583	1,791
TOTAL CURRENT ASSETS	33,285	27,503

Rental equipment, net	277,849	287,860
Property and equipment, net	4,807	5,205
Spare parts inventory, net	3,466	3,248
Identifiable finite lived intangibles, net	902	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	6,030	6,095

TOTAL ASSETS	$328,135	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,106	$5,703
Accrued employee compensation and benefits	1,997	2,012
Accrued taxes	3,683	3,909
Accrued interest	984	655
Accrued other expenses	715	1,007
Unearned rental revenue	2,136	1,668
Customer deposits	212	293
Revolving credit facilities - short-term	137,975	163,114
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	966	959
Capital lease obligation	20	—
TOTAL CURRENT LIABILITIES	159,794	181,320

LONG-TERM LIABILITIES
Revolving credit facility	1,135	2,368
Term loans	65,500	36,500
Promissory notes	1,655	3,655
Purchase money security interest debt	2,011	1,975
Deferred tax liabilities	37,433	40,869
Capital lease obligation	104	—
TOTAL LONG-TERM LIABILITIES	107,838	85,367

TOTAL LIABILITIES	267,632	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,813,619 shares at June 30, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,280	125,952
Accumulated deficit	(65,786)	(59,876)
Accumulated other comprehensive income	7	11
TOTAL STOCKHOLDERS' EQUITY	60,503	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$328,135	$332,776
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Equipment rentals	$12,518	$12,192	$23,562	$23,645
Retail equipment sales	2,877	855	4,178	4,565
Used rental equipment sales	1,746	4,858	4,065	8,657
Retail parts sales	2,375	2,173	4,542	3,951
Transportation	2,192	1,878	3,965	3,071
Equipment repairs and maintenance	2,801	3,257	5,283	6,390
TOTAL REVENUES	24,509	25,213	45,595	50,279

COST OF REVENUES
Salaries, payroll taxes and benefits	2,834	2,750	5,378	5,501
Depreciation	4,613	4,658	9,217	9,329
Retail equipment sales	2,542	678	3,692	3,808
Used rental equipment sales	1,260	4,008	3,179	6,610
Retail parts sales	1,854	1,630	3,596	2,981
Transportation	2,048	1,810	3,824	2,941
Equipment repairs and maintenance	3,275	2,598	5,652	5,479
Yard operating expenses	810	718	1,602	1,542
TOTAL COST OF REVENUES	19,236	18,850	36,140	38,191

GROSS PROFIT	5,273	6,363	9,455	12,088

Selling, general and administrative expenses	5,828	6,313	11,747	12,394
Other depreciation and amortization	255	258	513	542
LOSS FROM OPERATIONS	(810)	(208)	(2,805)	(848)

OTHER INCOME (EXPENSES)
Other income (expense)	(9)	1	2	6
Interest expense	(3,602)	(2,985)	(6,574)	(5,500)
Foreign currency exchange gains (losses)	99	(213)	(53)	(332)
TOTAL OTHER INCOME (EXPENSES)	(3,512)	(3,197)	(6,625)	(5,826)

LOSS BEFORE INCOME TAXES	(4,322)	(3,405)	(9,430)	(6,674)

BENEFIT FOR INCOME TAXES	(1,581)	(1,473)	(3,520)	(2,579)

NET LOSS	$(2,741)	$(1,932)	$(5,910)	$(4,095)

Weighted average shares outstanding:
Basic	24,801,387	24,653,513	24,795,396	24,632,629
Diluted	24,801,387	24,653,513	24,795,396	24,632,629

Loss per share:
Basic	$(0.11)	$(0.08)	$(0.24)	$(0.17)
Diluted	$(0.11)	$(0.08)	$(0.24)	$(0.17)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,741)	$(1,932)	$(5,910)	$(4,095)

Other comprehensive income (loss)
Foreign currency translation adjustments	(15)	1	(4)	(4)
Other comprehensive income (loss)	(15)	1	(4)	(4)

Comprehensive loss	$(2,756)	$(1,931)	$(5,914)	$(4,099)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,910)	$(4,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	9,563	9,704
Amortization of loan acquisition costs and other intangibles	1,448	1,010
Amortization of promissory notes discount	—	48
Gain on sale of rental equipment	(886)	(2,047)
Deferred income taxes	(3,577)	(2,737)
Share based compensation expense	177	585
Changes in operating assets and liabilities:
Accounts receivable, net	(3,291)	966
Other receivables	176	(68)
Prepaid expenses and other assets	208	89
Retail equipment inventory	(4,588)	(2,734)
Spare parts inventory	(237)	(59)
Accounts payable and accrued expenses	3,373	1,600
Unearned rental revenue	468	168
Customer deposits	(81)	192
Total change in operating assets and liabilities	(3,972)	154

NET CASH USED IN OPERATING ACTIVITIES	(3,157)	2,622

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(817)	(2,852)
Purchases of property and equipment	(430)	(602)
Accounts receivable from rental equipment sales	955	131
Proceeds from sale of rental equipment	4,065	8,657

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,773	5,334

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	49,261	47,394
Payments on revolving credit facilities	(75,633)	(93,053)
Proceeds from term loans	30,000	40,000
Payments on term loans	(1,000)	(500)
Payments on purchase money security interest debt	(483)	(575)
Payments on promissory notes	(2,000)	—
Payments on capital lease obligation	(5)	(3)
Employer repurchase of shares to satisfy minimum tax withholding	(24)	(103)
Payments for loan acquisition costs	(1,217)	(6,783)

NET CASH USED IN FINANCING ACTIVITIES	(1,101)	(13,623)

Effect of exchange rate changes on cash and cash equivalents	72	248

NET DECREASE IN CASH AND CASH EQUIVALENTS	(413)	(5,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,349	8,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$936	$2,970

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$150	$150
Equipment obtained through capital lease	$129	$—
Equipment purchased directly through short-term debt obligation	$525	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,963	$5,102
Cash paid for income taxes, net	$88	$101

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

Segment Reporting (As Restated)

We have determined, in accordance with applicable accounting guidance regarding operating segments, that we have four reportable segments. We derive our revenues from four principal business activities: (1) Essex Crane equipment rentals; (2) Coast Crane equipment rentals; (3) equipment distribution; and (4) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 12 to the consolidated financial statements regarding our segment information.

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

The Company has restated its Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. In addition, Note 5 and Note 12 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of June 30, 2014 are as follows (amounts in thousands):

	As of June 30, 2014
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$137,975	$137,975
Total Current Liabilities	21,819	137,975	159,794

Long-term Liabilities:
Revolving credit facility	139,110	(137,975)	1,135
Total Long-term Liabilities	$245,813	$(137,975)	$107,838

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the three months ended June 30, 2014 are as follows (amounts in thousands):

	Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$16,456	$(16,456)	$—
Essex Crane equipment rentals	—	8,846	8,846
Coast Crane equipment rentals	—	7,610	7,610

Segment gross profit:
Equipment rentals	3,812	(3,812)	—
Essex Crane equipment rentals	—	1,080	1,080
Coast Crane equipment rentals	—	2,732	2,732

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the three months ended June 30, 2013 are as follows (amounts in thousands):

	Three Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$18,928	$(18,928)	$—
Essex Crane equipment rentals	—	10,440	10,440
Coast Crane equipment rentals	—	8,488	8,488

Segment gross profit:
Equipment rentals	4,732	(4,732)	—
Essex Crane equipment rentals	—	1,629	1,629
Coast Crane equipment rentals	$—	$3,103	$3,103

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the six months ended June 30, 2014 are as follows (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$31,592	$(31,592)	$—
Essex Crane equipment rentals	—	17,156	17,156
Coast Crane equipment rentals	—	14,436	14,436

Segment gross profit:
Equipment rentals	6,675	(6,675)	—
Essex Crane equipment rentals	—	1,736	1,736
Coast Crane equipment rentals	—	4,939	4,939

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the six months ended June 30, 2013 are as follows (amounts in thousands):

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$35,373	$(35,373)	$—
Essex Crane equipment rentals	—	17,878	17,878
Coast Crane equipment rentals	—	17,495	17,495

Segment gross profit:
Equipment rentals	8,750	(8,750)	—
Essex Crane equipment rentals	—	2,467	2,467
Coast Crane equipment rentals	$—	$6,283	$6,283

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 12 as of June 30, 2014 along with the impact of certain reclassifications to conform with the current year presentation are as follows (amounts in thousands):

	As of June 30, 2014
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$298,683	$(298,683)	$—	$—
Essex Crane equipment rentals	—	219,749	—	219,749
Coast Crane equipment rentals	—	78,934	359	79,293
Equipment distribution	8,273	—	(718)	7,555
Parts and service	$6,911	$—	$359	$7,270

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 12 as of December 31, 2012 along with the impact of certain reclassifications to conform with the current year presentation are as follows (amounts in thousands):

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

The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2014 for the years ended December 31st (amounts in thousands):

2014	$167
2015	324
2016	214
2017	197
Total	$902

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of June 30, 2014
	June 30, 2014	December 31, 2013		Maturity Dates
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$122,375	$148,149	3.92%	October 2016
Coast Crane revolving credit facility - short-term	15,600	14,965	5.40%	March 2017
Coast Crane revolving credit facility - long-term	1,135	2,368	5.47%	March 2017
Essex Crane term loan	30,000	—	11.50%	May 2019
Coast Crane term loan	35,500	36,500	5.25%	September 2015 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	3,655	18.00%	October 2016
Purchase money security interest debt	2,011	1,975	5.05%	September 2015 to October 2018
Purchase money security interest debt - short-term	966	959	5.05%	within 1 year
Total debt obligations outstanding	$211,242	$210,571

Aggregate payments of principal on debt obligations outstanding as of June 30, 2014 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows:

2014	$139,590
2015	2,846
2016	3,996
2017	34,206
2018 and thereafter	30,604
Total	$211,242

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2014 and for the three and six months then ended, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2014 and for the three and six months then ended, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2014 and for the three and six months then ended, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

Purchase Money Security Interest Debt

As of June 30, 2014, the Company's purchase money security interest debt consisted of the financing of twelve pieces of equipment. Eleven of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. One of the debt obligations accrues interest at a rate of 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to October 2018. As these loans are amortizing, approximately $1.0 million of the total $3.0 million in principal payments is due prior to June 30, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of June 30, 2014.

As of December 31, 2013, the purchase money security interest debt consisted of the financing of eleven pieces of equipment with an outstanding balance of approximately $2.9 million. The interest rates at December 31, 2013 ranged from LIBOR plus 3.25% to LIBOR plus 5.38% for ten of the debt obligations.  One of the debt obligations accrued interest at a rate of 8.29% as of December 31, 2013.

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of June 30, 2014 and for the three and six months then ended, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income related to foreign currency translation adjustments for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$22	$5	$11	$10
Other comprehensive income (loss) before reclassifications	(15)	1	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	(15)	1	(4)	(4)
Ending balance	$7	$6	$7	$6

8.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,741)	$(1,932)	$(5,910)	$(4,095)
Weighted average shares outstanding:
Basic	24,801	24,654	24,795	24,633
Effect of dilutive securities:
Warrants	—	—	—	—
Options	—	—	—	—
Restricted common stock	—	—	—	—
Diluted	24,801	24,654	24,795	24,633

Basic earnings (loss) per share	$(0.11)	$(0.08)	$(0.24)	$(0.17)
Diluted earnings (loss) per share	$(0.11)	$(0.08)	$(0.24)	$(0.17)

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$8,846	$10,440	$17,156	$17,878
Coast Crane equipment rentals	7,610	8,488	14,436	17,495
Equipment distribution	2,877	855	4,178	4,565
Parts and service	5,176	5,430	9,825	10,341
Total revenues	$24,509	$25,213	$45,595	$50,279
Segment gross profit
Essex Crane equipment rentals	$1,080	$1,629	$1,736	$2,467
Coast Crane equipment rentals	2,732	3,103	4,939	6,283
Equipment distribution	163	29	174	439
Parts and service	1,298	1,602	2,606	2,899
Total gross profit	$5,273	$6,363	$9,455	$12,088

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	June 30, 2014	December 31, 2013
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$219,749	$225,502
Coast Crane equipment rentals	79,293	83,106
Equipment distribution	7,555	4,410
Parts and service	7,270	4,765
Total segment identified assets	313,867	317,783
Non-segmented identified assets	14,268	14,993
Total assets	$328,135	$332,776

The Company operates primarily in the United States. Our sales to international customers for the three months ended June 30, 2014 were 7.3% of total revenues. Sales to customers in Canada represented 6.4% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended June 30, 2014, one customer individually accounted for approximately 18.2% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended June 30, 2014, three customers individually accounted for approximately 40.3%, 20.3% and 15.4% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended June 30, 2013 were 9.8% of total revenues. Sales to customers in Canada represented 9.2% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment, one customer individually accounted for approximately 16.7% of revenues on a segmented basis. Within the Coast Crane Equipment rentals segment, one customer individually accounted for approximately 12.4% of segmented revenues.Within the equipment distribution segment for the three months ended June 30, 2013, three customers individually accounted for approximately 45.4%, 26.6% and 11.2% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the six months ended June 30, 2014 were 7.9% of total revenues. Sales to customers in Canada represented 5.6% of total revenues. One customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the six months ended June 30, 2014, one customer individually accounted for approximately 20.2% of revenues on a segmented basis.Within the equipment distribution segment for the six months ended June 30, 2014, three customers individually accounted for approximately 27.7%, 13.0% and 10.6% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheet as of June 30, 2014 and the disaggregation of the equipment rentals segment for the three and six months ended June 30, 2014 and 2013. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2014, and its results of operations for the three and six months ended June 30, 2014 and 2013 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the year ended December 31, 2013.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on August 8, 2014 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of June 30, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $138.0 million and $163.1 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of June 30, 2014 and December 31, 2013, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation, concluded that material weaknesses in our internal control over financial reporting existed as of June 30, 2014.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the control has operated for a sufficient period of time and its operating effectiveness has been tested.

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

In summary, for the three months ended June 30, 2014, 36.1% of total revenues were derived from our Essex Crane equipment rentals segment, 31.0% from our Coast Crane equipment rentals segment, 11.7% from our equipment distribution segment and 21.2% from our parts and service segment. For the six months ended June 30, 2014, 37.6% of total revenues were derived from our Essex Crane equipment rentals segment, 31.7% from our Coast Crane equipment rentals segment, 9.2% from our equipment distribution segment and 21.5% from our parts and service segment.

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

Revenues

Revenues for the three months ended June 30, 2014 were $24.5 million, a 2.8% decrease compared to revenues of $25.2 million for the three months ended June 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$8,846	$10,440	$(1,594)	(15.3)%
Coast Crane equipment rentals	7,610	8,488	(878)	(10.3)%
Equipment distribution	2,877	855	2,022	236.5%
Parts and service	5,176	5,430	(254)	(4.7)%
Total revenues	$24,509	$25,213	$(704)	(2.8)%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represent 36.1% of total revenues, was $8.8 million for the three months ended June 30, 2014, a 15.3% decrease from $10.4 million for the three months ended June 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 29.2% of total revenues, was $7.1 million for the three months ended June 30, 2014, a 8.0% increase from $6.6 million for the three months ended June 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from hydraulic crawler crane attachment rentals. The increase in rental revenue was partially offset by reductions in rental revenue from traditional crawler cranes. While there was a decrease in hydraulic crawler crane utilization, it was largely offset by an increase in average rental rates. The overall increase in average rental rates for the hydraulic crawler cranes is primarily attributed to the mix of cranes on rent within the group, although most subclasses within the hydraulic crawler crane fleet have experienced increases in average rental rates when compared to the three months ended June 30, 2013. The decreases in revenue related to the decreases in utilization previously mentioned were partially offset by an increase in rental revenue generated from hydraulic crawler crane attachments, which were utilized throughout the period for power and petrochemical projects in the Midwest and Gulf Coast regions.

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

Essex Crane transportation revenue, which represents 6.7% of total revenues, was $1.6 million for the three months ended June 30, 2014, a 26.3% increase from $1.3 million for the three months ended June 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment. Transportation revenues were positively impacted by the increase in large hydraulic crawler crane rentals that were shipped within the quarter.

Essex Crane used rental equipment sales revenue was $0.1 million for the three months ended June 30, 2014; a $2.5 million or 97.8% decrease compared to the three months ended June 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable to the type and number of used rental equipment assets sold during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The Company sold two high lifting capacity crawler cranes during the three months ended June 30, 2013, which generated sales proceeds of approximately $2.5 million. During the three months ended June 30, 2014, Essex Crane sold three small crawler crane attachments. During the three months ended June 30, 2013, Essex Crane sold two high lifting capacity crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represent 31.0% of total revenues, was $7.6 million for the three months ended June 30, 2014, a 10.3% decrease from $8.5 million for the three months ended June 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 21.9% of total revenues, was $5.4 million for the three months ended June 30, 2014, a 3.1% decrease from $5.5 million for the three months ended June 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The decrease in equipment rentals revenue is primarily due to a reduction in rental revenue from boom trucks. The decrease in equipment rentals revenue was partially offset by increase in rental revenue generated by rough terrain cranes and tower cranes.

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

Coast Crane transportation revenue, which represents 2.2% of total revenues, was $0.5 million for the three months ended June 30, 2014, a 5.0% increase from $0.6 million for the three months ended June 30, 2013. The decrease in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $1.7 million for the three months ended June 30, 2014; a $0.6 million or 27.7% decrease compared to the three months ended June 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable to the type of used rental equipment assets sold during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. During the three months ended June 30, 2014, the Company sold nine pieces of used rental equipment. During the three months ended June 30, 2013, the Company sold nine pieces of used rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 11.7% of total revenue, was $2.9 million for the three months ended June 30, 2014, a 236.5% increase from $0.9 million for the three months ended June 30, 2013. The increase in equipment distribution segment revenue is primarily attributable to the size of individual sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represents 21.2% of total revenue, was $5.2 million for the three months ended June 30, 2014, a 4.7% decrease from $5.4 million for the three months ended June 30, 2013. The decrease is primarily attributable to a decrease in repair and maintenance revenue billed related to equipment on rent.

Gross Profit

Gross Profit for the three months ended June 30, 2014 was $5.3 million, a 17.1% decrease from gross profit of $6.4 million for the three months ended June 30, 2013. Gross profit margin was 21.5% for the three months ended June 30, 2014 compared to 25.2% for the three months ended June 30, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$1,080	$1,629	$(549)	(33.7)%
Coast Crane equipment rentals	2,732	3,103	(371)	(12.0)%
Equipment distribution	163	29	134	462.1%
Parts and service	1,298	1,602	(304)	(19.0)%
Total gross profit	$5,273	$6,363	$(1,090)	(17.1)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.1 million for the three months ended June 30, 2014 decreased $0.5 million or 33.7% as compared to the three months ended June 30, 2013 primarily due to lower used rental equipment sales gross profit, lower transportation gross profit and higher operating expenses . Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals increases as the revenue from this line of business increases. Gain on the sale of used rental equipment was $31,000 for the three months ended June 30, 2014, a 88.4% decrease from $0.3 million for the three months ended June 30, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended June 30, 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $2.7 million for the three months ended June 30, 2014 decreased $0.4 million or 12.0% as compared to the three months ended June 30, 2013 primarily due to lower rental revenues and lower gross profit on used rental equipment sales. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.5 million for the three months ended June 30, 2014, a 21.8% decrease from $0.6 million for the three months ended June 30, 2013. The decrease in used rental equipment sales gross profit is primarily attributable to the type of used rental equipment assets sold during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Equipment Distribution

Equipment distribution segment gross profit of approximately $0.2 million (5.7% margin) for the three months ended June 30, 2014 increased $0.1 million, or 462.1%, from approximately $29,000 (3.4% margin) for the three months ended June 30, 2013. The increased gross profit and margin are functions of higher profit margins on individual sale transactions during the three months ended June 30, 2014.

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

Revenues

Revenues for the six months ended June 30, 2014 were $45.6 million, a 9.3% decrease compared to revenues of $50.3 million for the six months ended June 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$17,156	$17,878	$(722)	(4.0)%
Coast Crane equipment rentals	14,436	17,495	(3,059)	(17.5)%
Equipment distribution	4,178	4,565	(387)	(8.5)%
Parts and service	9,825	10,341	(516)	(5.0)%
Total revenues	$45,595	$50,279	$(4,684)	(9.3)%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represents 37.6% of total revenues, was $17.2 million for the six months ended June 30, 2014, a 4.0% decrease from $17.9 million for the six months ended June 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 29.3% of total revenues, was $13.3 million for the six months ended June 30, 2014, a 3.8% increase from $12.9 million for the six months ended June 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The slight increase in equipment rentals revenue is primarily related to an increase in in rental revenue generated from hydraulic crawler crane attachments, which were utilized throughout the period for power and petrochemical projects in the Midwest and Gulf Coast regions. Ancillary revenues for the six months ended June 30, 2014 were higher than usual due to increased overtime billings on crawler crane leases. While there was a decrease in hydraulic crawler crane utilization, it was largely offset by an increase in average rental rates. The overall increase in average rental rates for the hydraulic crawler cranes is primarily attributed to the mix of cranes on rent within the group, although most subclasses within the hydraulic crawler crane fleet have experienced increases in average rental rates when compared to the six months ended June 30, 2013. The increases in equipment rentals reveue were partially offset by a decline in utilization and rental revenue generated by the traditional crawler crane fleet.

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

Essex Crane transportation revenue, which represents 6.6% of total revenues, was $3.0 million for the six months ended June 30, 2014, a 45.7% increase from $2.1 million for the six months ended June 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment. Transportation revenues were positively impacted by the increase in large hydraulic crawler crane rentals that were shipped within the quarter.

Essex Crane used rental equipment sales revenue was $0.8 million for the six months ended June 30, 2014; a $2.2 million or 73.6% decrease compared to the six months ended June 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable a decline in the number of sales transactions and the type of equipment sold. During the six months ended June 30, 2014, the Company sold three pieces of used rental equipment. During the six months ended June 30, 2013, the Company sold four pieces of used rental equipment including two high lifting capacity crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represents 31.7% of total revenues, was $14.4 million for the six months ended June 30, 2014, a 17.5% decrease from $17.5 million for the six months ended June 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 22.4% of total revenues, was $10.2 million for the six months ended June 30, 2014, a 5.3% decrease from $10.8 million for the six months ended June 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The decrease in equipment rentals revenue is primarily related to a decline in utilization and rental revenue generated from the boom truck and self-erecting tower crane fleet. The decreases in revenue related to the decreases in utilization previously mentioned were partially offset by an increase in rental revenue generated from rough terrain cranes.

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

Coast Crane transportation revenue, which represents 2.0% of total revenues, was $0.9 million for the six months ended June 30, 2014, a 5.8% decrease from $1.0 million for the six months ended June 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $3.3 million for the six months ended June 30, 2014; a $2.4 million or 42.5% decrease compared to the six months ended June 30, 2013. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.4 million for the six months ended June 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable a decline in the number of sales transactions as well as the sale of aerial work platforms, which was part of a strategic decision to eliminate this equipment class from our rental fleet, during the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company sold fourteen pieces of used rental equipment. During the six months ended June 30, 2013, the Company sold eighty-one pieces of used rental equipment.

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

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$1,736	$2,467	$(731)	(29.6)%
Coast Crane equipment rentals	4,939	6,283	(1,344)	(21.4)%
Equipment distribution	174	439	(265)	(60.4)%
Parts and service	2,606	2,899	(293)	(10.1)%
Total gross profit	$9,455	$12,088	$(2,633)	(21.8)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.7 million for the six months ended June 30, 2014 decreased $0.7 million or 29.6% as compared to the six months ended June 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.1 million for the six months ended June 30, 2014, a 70.0% decrease from $0.3 million for the six months ended June 30, 2013. The decrease in the gain on the sale of used rental equipment is primarily attributable a decline in the number of sales transactions and the type of equipment sold

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $4.9 million for the six months ended June 30, 2014 decreased $1.3 million or 21.4% as compared to the six months ended June 30, 2013 primarily due to a decline in rental revenue and lower gross profit on used rental equipment sales. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.8 million for the six months ended June 30, 2014, a 54.8% decrease from $1.8 million for the six months ended June 30, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended June 30, 2014.

Equipment Distribution

Equipment distribution segment gross profit of approximately $0.2 million (4.2% margin) for the six months ended June 30, 2014 decreased $0.3 million, or 60.4%, from approximately $0.4 million (9.6% margin) for the six months ended June 30, 2013. The decreased gross profit and margin are functions of lower profit margins on individual sale transactions and lower sales volume during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company had a large sales transaction with a gross profit of $0.4 million.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of June 30, 2014 in connection with the filing of the Initial Form 10-Q. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-Q that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

In connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal controls over financial reporting. Based on that reevaluation, management determined that material weaknesses in our internal controls over financial reporting existed at June 30, 2014 and, therefore, concluded that our disclosure controls and procedures were not effective as of June 30, 2014. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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