Form 10-Q/A
period 2014-09-30
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

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

ESSEX RENTAL CORP.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on November 5, 2014 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of September 30, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

This Amendment No. 1 is being filed to correct an error within the unaudited Consolidated Balance Sheets included in the Initial Form 10-Q related to the Company’s classification of indebtedness outstanding under its revolving credit facilities as long-term obligations instead of short-term obligations and an error in the aggregation of its operating subsidiaries' equipment rentals segments in its segment disclosures. Solely because the revolving credit facilities provide for both subjective acceleration clauses and traditional lock-box arrangements, substantially all of the balances outstanding under the revolving credit facilities should have been classified as short-term obligations within the Company’s Consolidated Balance Sheets included in the initial Form 10-Q. The equipment rentals reportable segments of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not have been aggregated, but reported as separate operating segments, under appropriate accounting guidance that provides for separate segment reporting where two operating segments do not share similar economic characteristics. The errors in our Consolidated Balance Sheets resulted in technical defaults the Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived. The above mentioned restatements do not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $141.3 million and $163.1 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of September 30, 2014 and December 31, 2013, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation and the timing of equipment sales on a bill and hold basis, concluded that material weaknesses in our internal control over financial reporting existed as of September 30, 2014.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Restated)	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,423	$1,349
Accounts receivable, net of allowances for doubtful accounts and credit memos of $2,799 and $2,485, respectively	16,676	14,059
Other receivables	2,105	2,412
Deferred tax assets	3,313	2,878
Inventory
Retail equipment	8,213	3,416
Retail spare parts, net	1,727	1,598
Rental equipment, held for sale	3,339	—
Prepaid expenses and other assets	1,584	1,791
TOTAL CURRENT ASSETS	38,380	27,503

Rental equipment, net	271,718	287,860
Property and equipment, net	4,601	5,205
Spare parts inventory, net	3,728	3,248
Identifiable finite lived intangibles, net	819	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	5,489	6,095

TOTAL ASSETS	$326,531	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,385	$5,703
Accrued employee compensation and benefits	2,085	2,012
Accrued taxes	3,634	3,909
Accrued interest	1,081	655
Accrued other expenses	1,230	1,007
Unearned rental revenue	1,962	1,668
Customer deposits	238	293
Revolving credit facilities - short-term	141,282	163,114
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	1,365	959
Capital lease obligation - short-term	34	—
TOTAL CURRENT LIABILITIES	160,296	181,320

LONG-TERM LIABILITIES
Revolving credit facility	1,953	2,368
Term loans	65,000	36,500
Promissory notes	1,655	3,655
Purchase money security interest debt	3,302	1,975
Deferred tax liabilities	35,910	40,869
Capital lease obligation	171	—
TOTAL LONG-TERM LIABILITIES	107,991	85,367

TOTAL LIABILITIES	268,287	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,813,619 shares at September 30, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,398	125,952
Accumulated deficit	(68,184)	(59,876)
Accumulated other comprehensive income	28	11
TOTAL STOCKHOLDERS' EQUITY	58,244	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,531	$332,776
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Equipment rentals	$13,640	$11,802	$37,202	$35,447
Retail equipment sales	2,760	3,772	6,938	8,337
Used rental equipment sales	6,024	1,265	10,089	9,922
Retail parts sales	2,165	1,827	6,707	5,778
Transportation	2,056	1,349	6,021	4,420
Equipment repairs and maintenance	2,936	2,793	8,219	9,182
TOTAL REVENUES	29,581	22,808	75,176	73,086

COST OF REVENUES
Salaries, payroll taxes and benefits	3,021	2,673	8,399	8,174
Depreciation	4,538	4,652	13,755	13,981
Retail equipment sales	2,425	3,250	6,117	7,059
Used rental equipment sales	5,074	829	8,253	7,439
Retail parts sales	1,691	1,475	5,287	4,456
Transportation	2,082	1,400	5,906	4,341
Equipment repairs and maintenance	3,234	2,283	8,886	7,762
Yard operating expenses	999	790	2,601	2,332
TOTAL COST OF REVENUES	23,064	17,352	59,204	55,544

GROSS PROFIT	6,517	5,456	15,972	17,542

Selling, general and administrative expenses	5,939	5,723	17,686	18,117
Impairment - rental equipment, held for sale	771	—	771	—
Other depreciation and amortization	195	251	708	793
LOSS FROM OPERATIONS	(388)	(518)	(3,193)	(1,368)

OTHER INCOME (EXPENSES)
Other income (expense)	(3)	553	(1)	559
Interest expense	(3,669)	(3,075)	(10,243)	(8,576)
Foreign currency exchange gains (losses)	(172)	107	(225)	(222)
TOTAL OTHER INCOME (EXPENSES)	(3,844)	(2,415)	(10,469)	(8,239)

LOSS BEFORE INCOME TAXES	(4,232)	(2,933)	(13,662)	(9,607)

BENEFIT FOR INCOME TAXES	(1,834)	(1,030)	(5,354)	(3,609)

NET LOSS	$(2,398)	$(1,903)	$(8,308)	$(5,998)

Weighted average shares outstanding:
Basic	24,813,619	24,653,513	24,801,537	24,639,667
Diluted	24,813,619	24,653,513	24,801,537	24,639,667

Loss per share:
Basic	$(0.10)	$(0.08)	$(0.33)	$(0.24)
Diluted	$(0.10)	$(0.08)	$(0.33)	$(0.24)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2,398)	$(1,903)	$(8,308)	$(5,998)

Other comprehensive income (loss)
Foreign currency translation adjustments	21	(2)	17	(6)
Other comprehensive income (loss)	21	(2)	17	(6)

Comprehensive loss	$(2,377)	$(1,905)	$(8,291)	$(6,004)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,308)	$(5,998)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of tangible assets	14,210	14,523
Amortization of loan acquisition costs and other intangibles	2,094	1,595
Amortization of promissory notes discount	—	72
Gain on sale of rental equipment	(1,836)	(2,483)
Gain on sale of property and equipment	—	(552)
Impairment - rental equipment, held for sale	771	—
Deferred income taxes	(5,392)	(3,942)
Share based compensation expense	296	719
Changes in operating assets and liabilities:
Accounts receivable, net	(3,311)	1,677
Other receivables	307	45
Prepaid expenses and other assets	207	67
Retail equipment inventory	(5,288)	(1,989)
Spare parts inventory	(621)	(319)
Accounts payable and accrued expenses	303	(1,179)
Unearned rental revenue	294	172
Customer deposits	(55)	106
Total change in operating assets and liabilities	(8,164)	(1,420)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,329)	2,514

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(6,252)	(5,510)
Purchases of property and equipment	(554)	(692)
Accounts receivable from rental equipment sales	694	(1,012)
Proceeds from sale of rental equipment	10,089	9,922
Proceeds from sale of property and equipment, net	—	1,752

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,977	4,460

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	83,168	74,818
Payments on revolving credit facilities	(105,415)	(118,596)
Proceeds from term loans	30,000	40,000
Payments on term loans	(1,500)	(1,000)
Payments on purchase money security interest debt	(847)	(767)
Payments on promissory notes	(2,000)	—
Payments on capital lease obligation	(10)	(3)
Employer repurchase of shares to satisfy minimum tax withholding	(24)	(103)
Payments for loan acquisition costs	(1,238)	(6,783)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,134	(12,434)

Effect of exchange rate changes on cash and cash equivalents	292	101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74	(5,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,349	8,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,423	$3,030

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$150	$150
Equipment obtained through capital lease	$215	$—
Equipment purchased directly through short-term debt obligation	$2,580	$982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,975	$6,683
Cash paid for income taxes, net	$127	$27

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

Long-lived Assets - Held for Sale

During the three months ended September 30, 2014, the Company agreed to terms to sell certain traditional crawler crane rental equipment assets. Under the agreed upon terms, the rental equipment assets, in their current condition, will be sold in three groups with the first group sale completed during the three months ended September 30, 2014 and the remaining group sales to be completed during each of the three months ended December 31, 2014 and March 31, 2015, respectively. As a result of the agreed upon sales terms, the Company has determined that these long-lived rental equipment assets shall be classified as held for sale. The held for sale assets are classified within the Company's Essex Crane equipment rentals segment.

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

The Company has restated its Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. In addition, Note 5 and Note 12 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of September 30, 2014 are as follows (amounts in thousands):

	As of September 30, 2014
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$141,282	$141,282
Total Current Liabilities	19,014	141,282	160,296

Long-term Liabilities:
Revolving credit facility	143,235	(141,282)	1,953
Total Long-term Liabilities	$249,273	$(141,282)	$107,991

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

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the three months ended September 30, 2014 are as follows (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$21,720	$(21,720)	$—
Essex Crane equipment rentals	—	11,428	11,428
Coast Crane equipment rentals	—	10,292	10,292

Segment gross profit:
Equipment rentals	5,150	(5,150)	—
Essex Crane equipment rentals	—	1,483	1,483
Coast Crane equipment rentals	$—	$3,667	$3,667

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the three months ended September 30, 2013 are as follows (amounts in thousands):

	Three Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$14,416	$(14,416)	$—
Essex Crane equipment rentals	—	8,117	8,117
Coast Crane equipment rentals	—	6,299	6,299

Segment gross profit:
Equipment rentals	3,805	(3,805)	—
Essex Crane equipment rentals	—	1,536	1,536
Coast Crane equipment rentals	$—	$2,269	$2,269

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the nine months ended September 30, 2013 are as follows (amounts in thousands):

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$53,312	$(53,312)	$—
Essex Crane equipment rentals	—	28,584	28,584
Coast Crane equipment rentals	—	24,728	24,728

Segment gross profit:
Equipment rentals	11,825	(11,825)	—
Essex Crane equipment rentals	—	3,219	3,219
Coast Crane equipment rentals	$—	$8,606	$8,606

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 12 for the nine months ended September 30, 2013 are as follows (amounts in thousands):

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$49,789	$(49,789)	$—
Essex Crane equipment rentals	—	25,995	25,995
Coast Crane equipment rentals	—	23,794	23,794

Segment gross profit:
Equipment rentals	12,554	(12,554)	—
Essex Crane equipment rentals	—	4,002	4,002
Coast Crane equipment rentals	$—	$8,552	$8,552

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 12 as of September 30, 2014 along with the impact of certain reclassifications to conform with the current year presentation are as follows (amounts in thousands):

	As of September 30, 2014
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$295,990	$(295,990)	$—	$—
Essex Crane equipment rentals	—	214,868	—	214,868
Coast Crane equipment rentals	—	81,122	339	81,461
Equipment distribution	9,195	—	(679)	8,516
Parts and service	$6,910	$—	$340	$7,250

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

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2014 for the years ended December 31st (amounts in thousands):

2014	$84
2015	324
2016	214
2017	197
Total	$819

5.	Revolving Credit Facilities and Other Debt Obligations (As Restated)

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of September 30, 2014
	September 30, 2014	December 31, 2013		Maturity Dates
	(Restated)	(Restated)	(Restated)	(Restated)
Essex Crane revolving credit facility - short-term	$121,459	$148,149	3.91%	October 2016
Coast Crane revolving credit facility - short-term	19,823	14,965	5.34%	March 2017
Coast Crane revolving credit facility - long-term	1,953	2,368	5.42%	March 2017
Essex Crane term loan	30,000	—	11.50%	May 2019
Coast Crane term loan	35,000	36,500	5.25%	December 2015 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	3,655	18.00%	October 2016
Purchase money security interest debt	3,302	1,975	4.26%	October 2015 to June 2019
Purchase money security interest debt - short-term	1,365	959	4.26%	within 1 year
Total debt obligations outstanding	$216,557	$210,571

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Aggregate payments of principal on debt obligations outstanding as of September 30, 2014 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows:

2014	$142,150
2015	3,256
2016	4,446
2017	35,490
2018 and thereafter	31,215
Total	$216,557

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2014 and for the three and nine months then ended, Essex Crane was in technical default under the Essex Crane Revolving Credit Facility. Such default was waived as of March 19, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2014 and for the three and nine months then ended, Coast Crane was in technical default under the Coast Crane Revolving Credit Facility. Such default was waived as of March 20, 2015 by the lenders under such facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2014 and for the three and nine months then ended, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

Purchase Money Security Interest Debt

As of September 30, 2014, the Company's purchase money security interest debt consisted of the financing of seventeen pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. Seven of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to June 2019. As these loans are amortizing, approximately $1.4 million of the total $4.7 million in principal payments is due prior to September 30, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of September 30, 2014.

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

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3 as of September 30, 2014 and for the three and nine months then ended, the Company was in technical default under the purchase money security interest debt agreements. Such default was waived as of March 18, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$11,428	$8,117	$28,584	$25,995
Coast Crane equipment rentals	10,292	6,299	24,728	23,794
Equipment distribution	2,760	3,772	6,938	8,337
Parts and service	5,101	4,620	14,926	14,960
Total revenues	$29,581	$22,808	$75,176	$73,086
Segment gross profit
Essex Crane equipment rentals	$1,483	$1,536	$3,219	$4,002
Coast Crane equipment rentals	3,667	2,269	8,606	8,552
Equipment distribution	161	368	335	807
Parts and service	1,206	1,283	3,812	4,181
Total gross profit	$6,517	$5,456	$15,972	$17,542

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	September 30, 2014	December 31, 2013
	(Restated)	(Restated)
Segment identified assets
Essex Crane equipment rentals	$214,868	$225,502
Coast Crane equipment rentals	81,461	83,106
Equipment distribution	8,516	4,410
Parts and service	7,250	4,765
Total segment identified assets	312,095	317,783
Non-segmented identified assets	14,436	14,993
Total assets	$326,531	$332,776

The Company operates primarily in the United States. Our sales to international customers for the three months ended September 30, 2014 were 5.8% of total revenues. Sales to customers in Canada represented 4.9% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended September 30, 2014, two customers individually accounted for approximately 17.9% and 11.0% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment for the three months ended September 30, 2014, one customer individually

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accounted for approximately 15.6% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended September 30, 2014, four customers individually accounted for approximately 17.9%, 13.3%, 12.2% and 10.8% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

Our sales to international customers for the nine months ended September 30, 2014 were 7.1% of total revenues. Sales to customers in Canada represented 5.3% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the nine months ended September 30, 2014, one customer individually accounted for approximately 19.3% of revenues on a segmented basis. Within the equipment distribution segment for the nine months ended September 30, 2014, one customer individually accounted for approximately 16.7% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheet as of September 30, 2014 and the disaggregation of the equipment rentals segment for the three and nine months ended September 30, 2014 and 2013. The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2014, and its results of operations for the three and nine months ended September 30, 2014 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K/A for the year ended December 31, 2013.

As used in this Quarterly Report, references to “the Company” or “Essex” or to “we,” “us” or “our” refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

Restatement of Financial Statements

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Essex Rental Corp. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on November 5, 2014 (the “Initial Form 10-Q”).  For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 2, and 3 of our Initial Form 10-Q have been amended and restated in their entirety.  Pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 included in Item 6 have also been amended and restated in their entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Other than the Items outlined above, there are no changes to the Initial Form 10-Q, however, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-Q that are not being amended.  Except as otherwise specifically noted, all information contained herein is as of September 30, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our Consolidated Balance Sheets included in the Initial Form 10-Q to reclassify $141.3 million and $163.1 million of outstanding indebtedness under our revolving credit facilities as short-term obligations as of September 30, 2014 and December 31, 2013, respectively,

As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Amendment No. 1, we have restated our reportable segments included in the Initial Form 10-Q to disaggregate the equipment rentals segments of our operating subsidiaries Essex Crane and Coast Crane.

As discussed in Item 4 of this Amendment No. 1, management’s reevaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, undertaken in connection with the restatement of our Consolidated Balance Sheets and segment information, a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation and the timing of equipment sales on a bill and hold basis, concluded that material weaknesses in our internal control over financial reporting existed as of September 30, 2014.  The Company has implemented certain changes in its internal controls as of the date of this filing to address the material weaknesses, and believes these changes will remediate the material weaknesses. However, no assurance can be given that these changes have remediated the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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

In summary, for the three months ended September 30, 2014, 38.6% of total revenues were derived from our Essex Crane equipment rentals segment, 34.8% from our Coast Crane equipment rentals segment, 9.3% from our equipment distribution segment and 17.3% from our parts and service segment. For the nine months ended September 30, 2014, 38.0% of total revenues were derived from our Essex Crane equipment rentals segment, 32.9% from our Coast Crane equipment rentals segment, 9.2% from our equipment distribution segment and 19.9% from our parts and service segment.

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

Revenues

Revenues for the three months ended September 30, 2014 were $29.6 million, a 29.7% increase compared to revenues of $22.8 million for the three months ended September 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$11,428	$8,117	$3,311	40.8%
Coast Crane equipment rentals	10,292	6,299	3,993	63.4%
Equipment distribution	2,760	3,772	(1,012)	(26.8)%
Parts and service	5,101	4,620	481	10.4%
Total revenues	$29,581	$22,808	$6,773	29.7%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represent 38.6% of total revenues, was $11.4 million for the three months ended September 30, 2014, a 40.8% increase from $8.1 million for the three months ended September 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 26.3% of total revenues, was $7.8 million for the three months ended September 30, 2014, a 9.8% increase from $7.1 million for the three months ended September 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from hydraulic crawler cranes and attachments. These increases in rental revenues were partially offset by a decrease in rental revenues for traditional crawler cranes and attachments.

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

Essex Crane transportation revenue, which represents 5.2% of total revenues, was $1.6 million for the three months ended September 30, 2014, a 53.9% increase from $1.0 million for the three months ended September 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Essex Crane used rental equipment sales revenue was $2.1 million for the three months ended September 30, 2014; a $2.1 million increase compared to the three months ended September 30, 2013. The increase in total used rental equipment sales revenue is primarily attributable to the type and number of used rental equipment assets sold during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Company sold seven high lifting capacity crawler cranes during the three months ended September 30, 2014, which generated sales proceeds of approximately $2.6 million. In total, during the three months ended September 30, 2014, the Company sold six pieces of used rental equipment. During the three months ended September 30, 2013, the Company sold one small crawler crane accessory piece of used rental equipment.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represent 34.8% of total revenues, was $10.3 million for the three months ended September 30, 2014, a 63.4% increase from $6.3 million for the three months ended September 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 19.8% of total revenues, was $5.9 million for the three months ended September 30, 2014, a 24.2% increase from $4.7 million for the three months ended September 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes and tower cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for boom trucks.

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

Coast Crane transportation revenue, which represents 1.6% of total revenues, was $0.5 million for the three months ended September 30, 2014, a 47.9% increase from $0.3 million for the three months ended September 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $3.9 million for the three months ended September 30, 2014; a $2.7 million or 216.1% increase compared to the three months ended September 30, 2013. The increase in total used rental equipment sales revenue is primarily attributable to the type and number of used rental equipment assets sold during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. In total, during the three months ended September 30, 2014, the Company sold fifteen pieces of used rental equipment. During the three months ended September 30, 2013, the Company sold seven pieces of used rental equipment.

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

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$1,483	$1,536	$(53)	(3.5)%
Coast Crane equipment rentals	3,667	2,269	1,398	61.6%
Equipment distribution	161	368	(207)	(56.3)%
Parts and service	1,206	1,283	(77)	(6.0)%
Total gross profit	$6,517	$5,456	$1,061	19.4%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.5 million for the three months ended September 30, 2014 decreased $0.1 million or 3.5% as compared to the three months ended September 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. The quality improvement initiatives and customer-centric service oriented strategies that the Company has adopted have resulted in an increase in equipment utilization, but have also resulted in increased costs related to higher quality of equipment when beginning rental contracts and a reduction in the amount of rental-end repair billing.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $3.7 million for the three months ended September 30, 2014 increased $1.4 million or 61.6% as compared to the three months ended September 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. The gross profit margin percentage related to the equipment rentals segment excluding the impact of used rental equipment sales and transportation was 44.3% and 37.5% for the three months ended September 30, 2014 and 2013, respectively. Gain on the sale of used rental equipment was $1.0 million for the three months ended September 30, 2014, a 130.0% increase from $0.4 million for the three months ended September 30, 2013. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental assets sold during the three months ended September 30, 2014.

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

Revenues

Revenues for the nine months ended September 30, 2014 were $75.2 million, a 2.9% decrease compared to revenues of $73.1 million for the nine months ended September 30, 2013.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$28,584	$25,995	$2,589	10.0%
Coast Crane equipment rentals	24,728	23,794	934	3.9%
Equipment distribution	6,938	8,337	(1,399)	(16.8)%
Parts and service	14,926	14,960	(34)	(0.2)%
Total revenues	$75,176	$73,086	$2,090	2.9%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represents 38.0% of total revenues, was $28.6 million for the nine months ended September 30, 2014, a 10.0% increase from $26.0 million for the nine months ended September 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 28.1% of total revenues, was $21.1 million for the nine months ended September 30, 2014, a 5.9% increase from $19.9 million for the nine months ended September 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from hydraulic crawler cranes and attachments. The increase in rental revenue was partially offset by reductions in rental revenue from traditional crawler cranes and attachments. In addition to increased utilization for hydraulic crawler cranes, this equipment category realized increased average rental rates as compared to the nine months ended September 30, 2013.

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

Essex Crane transportation revenue, which represents 6.3% of total revenues, was $4.6 million for the nine months ended September 30, 2014, a 48.4% increase from $3.1 million for the nine months ended September 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Essex Crane used rental equipment sales revenue was $2.9 million for the nine months ended September 30, 2014; a $0.1 million or 3.2% decrease compared to the nine months ended September 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable a decrease in the size of the individual sales transactions. During the nine months ended September 30, 2014, the Company sold nine pieces of used rental equipment. During the nine months ended September 30, 2013, the Company sold three pieces of used rental equipment.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represents 32.9% of total revenues, was $24.7 million for the nine months ended September 30, 2014, a 3.9% increase from $23.8 million for the nine months ended September 30, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 21.4% of total revenues, was $16.1 million for the nine months ended September 30, 2014, a 3.7% increase from $15.5 million for the nine months ended September 30, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes and tower cranes. The increase in rental revenue was partially offset by reductions in rental revenue from boom trucks. In addition to increased utilization for rough terrain cranes and tower cranes, each of these equipment categories realized increased average rental rates as compared to the nine months ended September 30, 2013.

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

Coast Crane transportation revenue, which represents 1.9% of total revenues, was $1.4 million for the nine months ended September 30, 2014, a 7.6% increase from $1.3 million for the nine months ended September 30, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $7.2 million for the nine months ended September 30, 2014; a $0.3 million or 3.8% increase compared to the nine months ended September 30, 2013. The increase in total used rental equipment sales revenue is primarily attributable an increase in the size of the individual sales transactions. During the nine months ended September 30, 2014, the Company sold twenty-nine pieces of used rental equipment. During the nine months ended September 30, 2013, the Company sold eighty-eight pieces of used rental equipment with the majority of the sales related to aerial work platforms.

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

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$3,219	$4,002	$(783)	(19.6)%
Coast Crane equipment rentals	8,606	8,552	54	0.6%
Equipment distribution	335	807	(472)	(58.5)%
Parts and service	3,812	4,181	(369)	(8.8)%
Total gross profit	$15,972	$17,542	$(1,570)	(8.9)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $3.2 million for the nine months ended September 30, 2014 decreased $0.8 million or 19.6% as compared to the nine months ended September 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. The gross profit margin percentage related to the equipment rentals segment excluding the impact of used rental equipment sales and transportation was 15.7% and 19.4% for the nine months ended September 30, 2014 and 2013, respectively. The quality improvement initiatives and customer-centric service oriented strategies that the Company has adopted has resulted in an increase in equipment utilization, but has also resulted in increased costs related to higher quality of equipment when beginning rental contracts and a reduction in the amount of rental-end repair billing.Gain on the sale of used rental equipment was $48,000 for the nine months ended September 30, 2014, a 82.4% decrease from $0.3 million for the nine months ended September 30, 2013. The decrease in total used rental equipment sales revenue is primarily attributable a decrease in the size of the individual sales transactions.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $8.6 million for the nine months ended September 30, 2014 increased $0.1 million or 0.6% as compared to the nine months ended September 30, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. The gross profit margin percentage related to the equipment rentals segment excluding the impact of used rental equipment sales and transportation was 40.8% and 39.5% for the nine months ended September 30, 2014 and 2013, respectively. Gain on the sale of used rental equipment was $1.8 million for the nine months ended September 30, 2014, a 19.1% decrease from $2.2 million for the nine months ended September 30, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decline in the number of assets sold.

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

The errors in our Consolidated Balance Sheets resulted in technical defaults under Company's revolving credit facilities and certain other debt agreements, which, as of the date of this filing, have all been waived.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of September 30, 2014 in connection with the filing of the Initial Form 10-Q. Based on such evaluation, management initially concluded and disclosed in the Initial Form 10-Q that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

In connection with the restatement of our financial statements for the period covered by this report, management reevaluated the effectiveness of our internal controls over financial reporting. Based on that reevaluation, management determined that material weaknesses in our internal controls over financial reporting existed at September 30, 2014 and, therefore, concluded that our disclosure controls and procedures were not effective as of September 30, 2014. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses include the sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters including: (1) ineffectiveness of the review procedures related to the review of contract terms and conditions set forth in the Company's revolving credit facilities to identify the proper accounting as it relates to the balance sheet classification of the outstanding indebtedness; (2) ineffectiveness of the periodic review control related to the review of the Company's reportable operating segments to identify and account for segments appropriately under accounting guidance; and (3) ineffectiveness in the review procedures related to the goodwill impairment assessment due to a failure to identify the correct application of accounting guidance as it relates to the allocation of goodwill to reporting units. Management also considered the lack of a control process to identify that equipment being sold under bill and hold arrangements meets customer specifications to be in sale ready condition prior to the recognition of an equipment sale to be a material weakness.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company has implemented certain changes in our internal controls as of the filing of this report to address the material weaknesses. Specifically, the Company has engaged a technical accounting resource to help evaluate new or existing infrequent, unusual or complex technical accounting issues. Additionally, the Company has implemented additional technical accounting review procedures related to the classification of its outstanding debt, determination of reportable operating segments and evaluation of the impairment of goodwill on a reporting unit basis. The Company has also added a certification process to ensure that equipment sold under a bill and hold meets the customer's specifications. Management believes that these additional controls will remediate the material weaknesses discussed above. However, no assurance can be given that these changes will remediate the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have identified material weaknesses in our internal control over financial reporting as a result of the error in the classification of certain revolving credit facilities as long-term obligations and the error in the aggregation of the Essex Crane and Coast Crane equipment rentals segments as described in Note 3 to our consolidated financial statements, and a reassessment of the allocation of goodwill to reporting units for purposes of impairment evaluation. The matters involving internal controls and procedures that our management considered to be material weaknesses include the sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters including: (1) ineffectiveness of the review procedures related to the review of contract terms and conditions set forth in the Company's revolving credit facilities to identify the proper accounting as it relates to the balance sheet classification of the outstanding indebtedness; (2) ineffectiveness of the periodic review control related to the review of the Company's reportable operating segments to identify and account for segments appropriately under accounting guidance; and (3) ineffectiveness in the review procedures related to the goodwill impairment assessment due to a failure to identify the correct application of accounting guidance as it relates to the allocation of goodwill to reporting units. Management also considered the lack of a control process to identify that equipment being sold under bill and hold arrangements meets customer specifications to be in sale ready condition prior to the recognition of an equipment sale to be a material weakness. See “Item 4—Controls and Procedures.”

The Company has implemented certain changes in our internal controls as of the filing of this report to address the material weaknesses. Specifically, the Company has engaged a technical accounting resource to help evaluate new or existing infrequent, unusual or complex technical accounting issues. Additionally, the Company has implemented additional technical accounting review procedures related to the classification of its outstanding debt, determination of reportable operating segments and evaluation of the impairment of goodwill on a reporting unit basis. The Company has also added a certification process to ensure that equipment sold under a bill and hold meets the customer's specifications. Management believes that these additional controls will remediate the material weaknesses discussed above. However, no assurance can be given that these changes will remediate the material weaknesses until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

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