Form 10-K
period 2014-12-31
Essex Rental Corp.
filed 2015-03-31
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act): Large Accelerated Filer ☐Accelerated Filer ☑ Non-Accelerated Filer ☐Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2014 was $50,733,411.
The number of shares of outstanding common stock of the Registrant as of March 28, 2015 was 24,935,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be held on June 4, 2015, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K for Essex Rental Corp. (the "Company") reflects corrections made to our financial statements and related disclosures included in our periodic reports noted below related to (i) classification of indebtedness outstanding under our revolving credit facilities as long-term obligations instead of short-term obligations and (ii) aggregation of our operating subsidiaries' equipment rentals segments in our segment disclosures. The foregoing corrections were made within our Quarterly Reports on Form 10-Q/A for our fiscal quarters ended March 31, 2013 and 2014, June 30, 2013 and 2014, and September 30, 2013 and 2014 and within our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2013. See Note 3 in the accompanying Notes to the Consolidated Financial Statements for additional information on the restatement of our financial statements for December 31, 2013 and 2012 included in this Form 10-K.

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

The ownership interests in Holdings that were not acquired by the Company in the acquisition were retained by the management members of Holdings, including Ronald Schad, our former Chief Executive Officer, and Martin Kroll, our former Chief Financial Officer, in the form of 632,911 Class A Units of Holdings and are referred to throughout this annual report on Form 10-K as the “Retained Interests”.

The Retained Interests were exchangeable at the option of the holder on a one-for-one basis for shares of our common stock.  As of December 31, 2014, all of the Retained Interests had been exchanged for a like number of shares of our common stock and none of the Retained Interest remained outstanding. We granted certain registration rights to the holders of the Retained Interests with respect to the shares of our common stock issuable upon exchange of the Retained Interests and, in February 2011, a registration statement covering the resale of such shares was declared effective.

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

Through a network of fifteen main service centers, other smaller service locations and several remote storage yards, complemented by a geographically dispersed and highly skilled staff of sales and maintenance service professionals, we serve a variety of customers engaged in construction and maintenance projects. We have significantly diversified the end-markets that we serve in recent years, including through the Coast Acquisition, to avoid over-exposure to any one sector of the construction market.

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

Essex Crane

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States. Over 54 years of operation, since its founding in 1960, Essex Crane has steadily grown from a small, family-owned crane rental company to a professionally managed company that today is one of the leading players in its industry offering lattice boom crawler rental services to a variety of customers, industries and regions mainly throughout the United States and Canada.

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

In summary, 39.1% of total revenues were derived from our Essex Crane equipment rentals segment for the year ended December 31, 2014, 31.7% through our Coast Crane equipment rentals segment, 9.6% through our equipment distribution segment and 19.6% through our parts and service segment.

 U.S. Crane and Lifting Equipment Rental Industry

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

Within the U.S. heavy lifting crane rental (including crawler cranes, rough terrain cranes and tower cranes) sector operators either provide cranes “bare” or “manned.” Bare rental involves the provision of cranes without an operator, the crane being operated by an employee of the customer. Bare rental is suited to construction firms with access to trained staff to operate the heavy machinery. Manned rental involves the provision of an operator with the crane and is often suited to customers unable or unwilling to provide an operator of their own and is often more common with customers who perform shorter duration work. Manned rental involves the maintenance of adequate staffing levels to ensure equipment can be rented as required. We have generally operated a bare rental model because we believe bare rental offers an opportunity for higher returns on invested capital primarily due to decreased liability exposure and a more efficient operating platform and business model. Bare rental allows us to operate the business with significantly less human resources and costs associated with those resources than if we were to operate a manned operation. The primary disadvantage of renting cranes on a bare basis is that we forego a portion of the rental market associated with construction firms that prefer to rent equipment operated and maintained. In an effort to increase utilization on our fleet of assets, we have and are considering offering a manned or operated service.

Operations

Essex Crane and Coast Crane Equipment Rental Segment We maintain one of the largest fleets of cranes and attachments and other lifting equipment in North America. Equipment is rented to customers under a contract (contracts typically range from four to eighteen months for the majority of our equipment), which specifies a constant monthly rate for each piece of equipment over the period of the contract. Smaller equipment, primarily boom trucks and rough terrain cranes, may be rented on a daily, weekly or monthly basis.

Once we and a potential customer communicate regarding the customer’s need for an equipment rental, we confirm that an appropriate piece of equipment is available. We then prepare and deliver a written rental quote to the customer. The customer reviews the quote and, if acceptable, places an order.

They Company’s on-line, real time information system provides visibility of the entire rental fleet for the sales team including the cranes’ lease information and expected availability. All sales team quote and order activity is also available on the same information system and viewable by appropriate sales, operations, and management personnel.

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

Fleet Overview

As of December 31, 2014, the total orderly liquidation value of the rental equipment fleet was approximately $330.1 million. The weighted average age of each class of equipment (weighted based on orderly liquidation value) and the orderly liquidation value composition of the fleet are as follows:

	Weighted Average Age (Years)	Percentage of Orderly Liquidation Value
Crawler Cranes	16.3	74.4%
Rough Terrain Cranes	3.8	12.6%
Boom Trucks	5.7	3.4%
Self-Erecting Tower Cranes	7.3	1.2%
City & Other Tower Cranes	6.5	8.4%

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

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2014, 2013 and 2012:

	For The Years Ended December 31,
	2014	2013	2012
Crawler Cranes - Hydraulic	69.2%	63.9%	57.9%
Crawler Cranes - Traditional	27.6%	31.3%	29.3%
Rough Terrain Cranes	63.1%	55.8%	63.4%
Boom Trucks	47.9%	51.9%	50.5%
Self-Erecting Tower Cranes	44.0%	42.8%	32.4%
City and Other Tower Cranes	47.5%	41.7%	53.4%

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

We currently represent industry leading manufacturers including Broderson, Little Giant, Manitex, Mantis, Potain, Sany, Tadano and Terex in the western United States, including Alaska and Hawaii, as well as Canada, and have developed strong long-term relationships with them. In addition, we maintain strong relationships with Manitowoc, Liebherr and their representatives.

Sales and Marketing

Over our operating history, we have expanded our infrastructure of service centers and storage yards to key geographical locations across the United States in order to serve customers in a timely and efficient manner. We significantly expanded our reach into the Western and Northwestern United States, Alaska and Hawaii with the Coast Acquisition. We currently operate approximately 21 service centers and storage yards giving us the ability to service customers throughout North America. We employ a sales and marketing team across the country, each member of which covers a specific geographic region and reports directly to a senior management executive. Rather than segmenting the fleet by geography or salesperson, the fleet is allocated based upon factors such as rental financial return, customer mix and project mix. As such, each salesperson is highly incentivized to optimize the fleet’s financial returns and sales mix.

We market our business to potential customers through advertising, promotion, membership in construction trade associations and attendance at various meetings and trade shows. In addition, our web sites are designed with the goal of being very useful to engineers and designers who determine how a construction project will be built, as well as equipment and project managers who are responsible for the selection of the cranes that will be used to complete the project. The Company’s management believes that our web sites accomplish this goal by providing more comprehensive information regarding our equipment and the capacities and specifications of that equipment than may be readily available from other sources.

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

Customers and end markets

We serve a variety of customers throughout North America, many of which are large engineering and construction firms focused on large infrastructure and infrastructure-related projects that require significant lifting capacity and high mechanical reliability. For the year ended December 31, 2014, Essex generated approximately 22%, 21%, 17%, 16% and 16% of total revenue from the general building, industrial and marine, petrochemical, transportation and infrastructure and power end markets, respectively. Because of the scale and duration of these projects, rental agreement periods for equipment with heavier lifting capacities range from four to eighteen months. This provides us with better future revenue visibility and project lead generation times than many of our competitors. Our revenue generation model has been significantly expanded to lower lifting capacity cranes and other construction equipment that is commonly rented for shorter periods of time and generally serve residential and smaller commercial construction projects. We generated approximately $6.6 million, $9.1 million and $10.1 million of our total revenue from foreign countries for the years ended December 31, 2014, 2013 and 2012, respectively, which were primarily generated in Canada.

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
Many of the market sectors we serve have been adversely affected by the weakening economy, difficult commercial credit environment or reduction in large construction project activity. Management believes that, in the long-term, our strong niche market position and improvements in our fleet due to investment in new cranes combined with the diversification in our overall fleet of rental equipment and the addition of new lines of business, such as retail equipment and spare parts sales achieved by the Coast Acquisition will provide opportunities for future growth. Management bases such belief on the assumption that, in the long-term, there will be an increase in construction activity and demand for our assets. We cannot assure you that construction activity or demand for our assets will improve.

Results for the years 2009 through 2011 were significantly lower than historical results and were negatively impacted by uncertainty in the end markets in which our customers operate caused by declining economic conditions and available credit. Utilization rates and average rental rates declined during the same period and were also well below historical levels. During 2012, 2013 and 2014, utilization and rental rates stabilized for all classes of our rental equipment assets. As of December 31, 2014 and 2013, our estimated 12 month backlog related to rental revenue and equipment sales revenue stood at approximately $14.4 million and $15.8 million, respectively. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at year-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. Equipment sales backlog is comprised of expected revenue related to signed equipment sales orders received prior to year-end and expected to be completed in the succeeding 12 months. The decline in the 12 month backlog is due to a reduction in equipment sales backlog. The rental backlog as of December 31, 2014 increased approximately $1.1 million or 10% as compared to December 31, 2013.

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

•	optimizing fleet allocation across geographic regions, customers and end-markets to maximize utilization and rental rates;

•	focusing on superior customer service and providing a superior fleet of cranes and attachments as compared to our competitors;

•	leveraging our leading fleet size and composition across the country to increase our customer base and share of its existing customer base’s spending in the sector;

•	expanding our rental products by offering other crane types that can be rented “bare” or providing an operated rental service;

•	increase our opportunities to engage with customers through distribution sales of new and used cranes and parts and service;

•	continuing to align incentives for local sales people and managers with both profit and growth targets;

•	pursuing additional selected acquisitions of other smaller, more regionally focused crane rental fleets or companies complementary to existing operations;

•	expanding used equipment sales by positioning used cranes for refurbishment and re-sale; and

•	establishing and maintaining existing relationships with international market players and crane manufacturers for future equipment purchase and sale opportunities.

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

Our operations are also subject to federal, state and local laws and regulations pertaining to occupational safety and health, most notably standards promulgated by OSHA. We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work-related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these requirements. During 2014 and 2013, we did not incur material expenses related to environmental investigations or remediation activities, and management does not expect to incur such expenses in the near term. There can be no assurance, however, that we will not incur such expenditures in the future.

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

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses. Our largest customer accounted for less than 10% of our revenues in 2014 and our top 5 customers accounted for less than 16% of our revenues in 2014.

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

We estimate that our largest supplier accounted for approximately 10% of our 2014 total purchases, including equipment for rental, and that our two largest suppliers accounted for approximately 16% of such purchases. We believe we have sufficient alternative sources of supply available for each of our equipment categories.

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

Employees

As of December 31, 2014, we had 260 employees, six of which are senior management. Eight members of our staff are affiliated with trade unions. We have not experienced any work stoppage as a result of issues with labor or with unions and believe that this fact is a testament to our relationship with our employees. To our knowledge, there is no current campaign by any union to organize additional employees of the Company.

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

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a large supplier;

•	investor perceptions of us and the equipment rental and distribution industry;

•	a reduction in the number of investment funds interested in the construction equipment sector;

•	our ability to successfully integrate acquisitions and consolidations; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

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

We depend on the expertise, experience and continued services of our senior management employees, especially Nick Matthews, our President and Chief Executive Officer, and Kory Glen, our Chief Financial Officer, as well as senior management employees of our operating subsidiaries.  Mr. Matthews has acquired specialized knowledge and skills with respect to our and our subsidiaries’ operations and most decisions concerning our business are made or significantly influenced by him.  The loss of any of the foregoing individuals or other senior management employees, without a proper succession plan, or an inability to attract or retain other key individuals, could materially adversely affect us.  We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.  As a result, if Messrs. Matthews or Glen, or other senior executives of our operating subsidiaries were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In connection with the acquisition of Essex Crane, we entered into a three-year employment agreement with William Erwin, a member of Essex Crane's senior management.  Such employment agreement has been renewed and extended in accordance with its terms, and will be renewed and extended automatically for successive one year periods, unless either party to the applicable employment agreement provides ninety days advance notice that such extension will not take effect at the end of the then-applicable term. This agreement is scheduled to expire in October 2015, subject to the renewal provisions contained therein.  As of the date of this filing, we have not entered into employment agreements with any other members of senior management.

Our dependence on a small number of crane manufacturers poses a significant risk to our business and prospects.

Our lattice boom crawler crane fleet has historically been comprised of only Manitowoc and Liebherr cranes. Similarly, our rough terrain, boom truck and tower crane fleet of cranes available for rent has been comprised primarily of cranes provided by Grove, Tadano, Sany, Terex, Manitex, National, Broderson and Potain.  In addition, we serve as a distributor of Broderson, Little Giant, Manitex, Mantis, Potain, Sany, Tadano and Terex lifting equipment.  Our distribution business depends upon our exclusive dealer partnerships with leading crane and equipment manufacturing companies and many of such relationships can typically be terminated on short notice.  Given our reliance on a limited number of manufacturers for a majority of our rental fleet and distribution activities, and limited alternative sources of cranes, if any of these manufacturers were unable to meet expected manufacturing timeframes due to, for example, natural disasters or labor strikes, we may experience a significant increase in lead times to acquire new equipment or may be unable to acquire such equipment at all.  Any inability to acquire the model types or quantities of new equipment on a timely basis to replace older, less utilized equipment could adversely impact our future financial condition or results of operations.

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash from future operations. As of December 31, 2014, Essex Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $165.3 million, of which $148.6 million was outstanding, and Coast Crane had a revolving credit facility which provided for an aggregate borrowing capacity of $71.5 million, of which $62.4 million was outstanding. Each facility is secured by a first priority lien on all of the applicable borrower’s assets and, in the event of default; the lenders generally would be entitled to seize the collateral. We also have approximately $10.0 million of other term debt, $1.7 million of which is unsecured while the remaining amount is secured by specific equipment.

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

The conversion of our outstanding stock options will result in immediate dilution of our existing stockholders and the book value of their common stock.

We have granted options to purchase an aggregate of 1,336,365 shares of our common stock pursuant to our equity compensation plans, and may grant additional options or common stock pursuant to such plans in the future. Upon the exchange of the issuance of common stock pursuant to our equity compensation plans, the equity interest of our stockholders as a percentage of the total number of outstanding shares of common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future business combination, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 13,534,562 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Essex leases its corporate headquarters at 1110 Lake Cook Road, Suite 220, Buffalo Grove, Illinois 60089, which consists of 8,714 square feet of office space. Also, we currently own the following properties:

•	A service center located at 2039 Fulton Springs Road, Alabaster, Shelby County, Alabama 35007. Land area totals 400,752 square feet and building area totals 28,575 feet.

•	A service center located at 5315 Causeway Boulevard Tampa, Hillsborough County, Florida 33619. Gross land area totals 204,732 square feet and building area totals 18,604 square feet.

•	A service center located at 303 Peach Lane Arcola, Fort Bend County, Texas 77583. Gross land area totals 710,681 square feet and building area totals 36,342 square feet.
In addition, we lease the following properties throughout the United States:

•	A satellite service center comprising 33,500 square feet of outside storage space located at 6048 193rd Avenue SW, Rochester, WA 98579.

•	A satellite service center comprising 74,476 square feet of outside storage space located at 1072 Harrisburg Pike, Carlisle, PA 17103.

•	A service Center comprising 6,000 square feet of warehouse space and approximately three acres of outside storage space located at 15060 Ceres Avenue, Fontana, CA 92335.

•	A storage yard comprising approximately 90,000 square feet of space located at 33130 Lone Star Road, Paola, Kansas 66071;

•	A service center comprising 30,000 square feet of space located at 1601 N.E. Columbia Blvd., Portland, Oregon;

•	A service center comprising 10,000 square feet of space located at 4680 W. Capital Ave., West Sacramento, CA 95691;

•	A storage yard comprising 53,260 square feet of space located at 4300 W. Capital Ave., West Sacramento, CA 95691;

•	A service center comprising 18,500 square feet of space located at 19062 San Jose Ave., City of Industry, CA 91748;

•	A storage yard comprising 91,500 square feet of outside storage space located at 19130 San Jose Ave., Rowland Heights, CA 91748;

•	A service center comprising 14,935 square feet of space located at 14951 Catalina St., San Leandro, CA 94577;

•	A service center comprising 9,450 square feet of space located at 6615 Rosedale Highway, Bakersfield, CA 93308;

•	A service center comprising 16,232 square feet of space located at 8250 5th Avenue South, Seattle, WA 98108;

•	A storage yard comprising 2,500 square feet of space located at 500 South Sullivan Avenue, Seattle, WA 98108;

•	A service center comprising 10,050 square feet of space located at 3920 E. Boone Avenue, Spokane, WA 99202;

•	A service center comprising 8,000 square feet of space located at 525 S Oregon Avenue, Pasco, WA 99301;

•	A service center comprising 11,408 square feet of space located at 8900 King Street, Anchorage, AK 99515;

•	A service center comprising 8,500 square feet of space located at 91-505 Awakumoku Place, Kapolei, HI 96707; and

•	A service center comprising 9,934 square feet of space located at 9538 195th Street, Surrey, BC V4N 4E5, Canada.

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

	Common Stock
	High	Low
Year ended December 31, 2014
First Quarter	$3.50	$2.75
Second Quarter	3.30	2.25
Third Quarter	2.85	2.03
Fourth Quarter	2.17	0.94
Year ended December 31, 2013
First Quarter	$4.54	$3.34
Second Quarter	4.57	3.72
Third Quarter	4.55	3.16
Fourth Quarter	3.43	2.50

As of March 16, 2015, there were 126 holders of record of our common stock.

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

There were no sales of equity securities by the Company during the fourth quarter of 2014.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company during the fourth quarter of 2014.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 (amounts in thousands, except share data).

The information in the following table should be read together with the Company’s consolidated financial statements and accompanying notes as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

	For the Years Ended December 31,
	2014	2013	2012	2011 (1)	2010
		(Restated)	(Restated)	(Restated)	(Restated)
Operations Summary
Total revenue	$103,449	$95,537	$98,260	$89,585	$41,531
Cost of revenues	81,758	73,349	76,928	76,488	35,404
Gross profit	21,691	22,188	21,332	13,097	6,128
Selling, general, administrative and other expenses	23,841	24,377	26,987	28,536	13,919
Income (loss) from operations	(3,794)	(3,228)	(6,929)	(16,777)	(7,792)
Interest and Other Income	10	562	41	316	72
Interest Expense	(13,958)	(11,662)	(11,335)	(11,455)	(7,209)
Income (loss ) before taxes	(18,120)	(14,709)	(18,217)	(27,923)	(14,932)
Net income (loss)	$(11,201)	$(9,645)	$(12,653)	$(17,147)	$(11,408)
Weighted average shares outstanding
Basic	24,805,938	24,660,170	24,545,041	23,824,119	16,102,339
Diluted	24,805,938	24,660,170	24,545,041	23,824,119	16,102,339
Earnings (loss) per share
Basic	$(0.45)	$(0.39)	$(0.52)	$(0.72)	$(0.71)
Diluted	$(0.45)	$(0.39)	$(0.52)	$(0.72)	$(0.71)

Other Operating Data
Depreciation	$18,339	$18,663	$20,459	$21,146	$12,724
Other depreciation and amortization	$873	$1,039	$1,274	$1,338	$955

Year-end Financial Position
Cash	$1,087	$1,349	$8,389	$9,030	$3,474
Rental equipment, net	270,465	287,860	306,892	328,955	330,379
Total assets	325,890	332,776	354,068	380,900	383,047

Current liabilities (2)	161,167	181,320	227,099	238,391	227,663
Revolving credit facilities - short-term (2)	142,709	163,114	206,271	222,089	212,209
Other short-term debt obligations	3,655	2,959	5,959	673	783
Other long-term debt obligations	72,807	42,130	2,147	6,886	7,922
Revolving credit facility (2)	1,781	2,368	4,322	—	2,751
Total liabilities	270,404	266,687	279,826	296,931	304,737

Paid in capital	126,510	125,952	124,460	122,815	101,052
Total stockholders' equity	$55,486	$66,089	$74,242	$83,969	$78,310

(1)	The year ended December 31, 2011 includes the initial full twelve month results for our Coast Crane subsidiary following the Coast Acquisition in late 2010.

(2)
As discussed in Note 3 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we have restated certain prior year amounts in our Consolidated Balance Sheets to reclassify certain outstanding indebtedness under our revolving credit facilities as short-term obligations as of December 31, 2013. In addition, we have restated these amounts as of December 31, 2012, 2011 and 2010 with respect to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of December 31, 2014 and for the year then ended and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion has been restated to reflect the restatement of the Consolidated Balance Sheets as of December 31, 2013 and the disaggregation of the equipment rentals segment for the years ended December 31, 2013 and 2012. This discussion contains, in addition to historical information, forward looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Restatement of Financial Statements

This Annual Report on Form 10-K for Essex Rental Corp. reflects corrections made to our financial statements and related disclosures included in our prior periodic reports noted below related to (i) classification of indebtedness outstanding under our revolving credit facilities as long-term obligations instead of short-term obligations and (ii) aggregation of our operating subsidiaries' equipment rentals segments in our segment disclosures. The foregoing corrections were made within our Quarterly Reports on Form 10-Q/A for our fiscal quarters ended March 31, 2013 and 2014, June 30, 2013 and 2014, and September 30, 2013 and 2014 and within our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2013. See Note 3 in the accompanying Notes to the Consolidated Financial Statements for additional information on the restatement of our financial statements for December 31, 2013 and 2012 included in this Form 10-K.

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

Over the past several years, we have been focused on reinvesting capital into our rental fleet. Specifically, we have sold lower lifting capacity cranes and other heavy lifting equipment for better utilized heavier lifting capacity cranes. The Company invested on a gross basis (excluding the proceeds received from rental equipment sales) approximately $121.7 million into new cranes and attachments for our rental fleet during the eight year period ended December 31, 2014. The Company's rental fleet investment for the four year period ended December 31, 2010 primarily consisted of crawler cranes while the rental fleet investment for the four year period ended December 31, 2014 primarily consisted of rough terrain cranes, tower cranes and Mantis crawler cranes.

These investment decisions contributed greatly to the repositioning our fleet to maximize its utilization rates and average rental rates. Although we believe the repositioning of the fleet has maximized utilization rates and average rental rates, the economic downturn has significantly adversely impacted our business activity levels.

The Company is also focused on selling older and underutilized models of crawler crane assets. We anticipate that the sale of these assets will not have a material impact on the future cash flows of the business from a rental revenue perspective as these assets represent excess capacity.

The following table provides a summary of utilization rates calculated using the “days” method for the years ended December 31, 2014, 2013 and 2012:

	For The Years Ended December 31,
	2014	2013	2012
Crawler Cranes - Hydraulic	69.2%	63.9%	57.9%
Crawler Cranes - Traditional	27.6%	31.3%	29.3%
Rough Terrain Cranes	63.1%	55.8%	63.4%
Boom Trucks	47.9%	51.9%	50.5%
Self-Erecting Tower Cranes	44.0%	42.8%	32.4%
City and Other Tower Cranes	47.5%	41.7%	53.4%

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	For The Years Ended December 31,
	2014	2013	2012
Net loss	$(11,201)	$(9,645)	$(12,653)
Benefit for income taxes	(6,919)	(5,064)	(5,564)
Foreign currency exchange (gains) losses	378	381	(6)
Interest expense	13,958	11,662	11,335
Other income	(10)	(562)	(41)

Loss from operations	(3,794)	(3,228)	(6,929)

Depreciation	18,339	18,663	20,459
Impairment - rental equipment, held for sale	771	—	—
Other depreciation and amortization	873	1,039	1,274

Adjusted EBITDA	$16,189	$16,474	$14,804

Results of Operations

Year ended December 31, 2014 compared to years ended December 31, 2012 and 2011

The Company had a net loss of $11.2 million for the year ended December 31, 2014. Total revenue, cost of revenues and gross profit were $103.4 million, $81.8 million and $21.7 million, respectively, for the year ended December 31, 2014. Total selling, general, administrative and other expenses of $25.5 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $14.0 million for the year ended December 31, 2014. The Company had an income tax benefit of $6.9 million for the year ended December 31, 2014 related to a loss before income taxes of $18.1 million. Adjusted EBITDA for the year ended December 31, 2014 was $16.2 million.

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

The Company had a net loss of $12.7 million for the year ended December 31, 2012. Total revenue, cost of revenues and gross profit were $98.3 million, $76.9 million and $21.3 million, respectively, for the year ended December 31, 2012. Total selling, general, administrative and other expenses of $28.3 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $11.3 million for the year ended December 31, 2012. The Company had an income tax benefit of $5.6 million for the year ended December 31, 2012 related to a loss before income taxes of $18.2 million. Adjusted EBITDA for the year ended December 31, 2012 was $14.8 million. The year ended December 31, 2012 was the first full year of inclusion for Coast Crane subsequent to its acquisition in late November 2010.

The following table provides a summary of the statements of operations for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):-

	For The Years Ended December 31,
	2014	2013	2012
Revenues	$103,449	$95,537	$98,260
Cost of revenues	81,758	73,349	76,928
Gross profit	21,691	22,188	21,332
Selling, general, administrative and other operating expenses	25,485	25,416	28,261
Loss from operations	(3,794)	(3,228)	(6,929)
Other expenses, net	(14,326)	(11,481)	(11,288)
Loss before income taxes	(18,120)	(14,709)	(18,217)
Benefit for income taxes	(6,919)	(5,064)	(5,564)
Net loss	$(11,201)	$(9,645)	$(12,653)

Business Segments

We have identified four reportable segments: Essex Crane equipment rentals, Coast Crane equipment rentals, equipment distribution, and parts and service. These segments are based upon how management of the Company allocates resources and assesses performance.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were $103.4 million, an 8.3% increase compared to revenues of $95.5 million for the year ended December 31, 2013.  The following table provides a summary of the Company's revenues by operating segment (amounts in thousands):

	For The Years Ended December 31,			Percentage Change
	2014	2013	Dollar Change
		(Restated)
Segment revenues
Essex Crane equipment rentals	$40,429	$33,941	$6,488	19.1%
Coast Crane equipment rentals	32,781	31,004	1,777	5.7%
Equipment distribution	9,930	11,212	(1,282)	(11.4)%
Parts and service	20,309	19,380	929	4.8%
Total revenues	$103,449	$95,537	$7,912	8.3%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represents 39.1% of total revenues, was $40.4 million for the year ended December 31, 2014, an 19.1% increase from $33.9 million for the year ended December 31, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 27.1% of total revenues, was $28.1 million for the year ended December 31, 2014, a 6.9% increase from $26.2 million for the year ended December 31, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from hydraulic crawler cranes and attachments. These increases in rental revenues were partially offset by a decrease in rental revenues for traditional crawler cranes and attachments.

There was an increase in average crawler crane rental rate of 4.9% to $18,014 (per crane per rental month) for the year ended December 31, 2014 from $17,179 for the year ended December 31, 2013. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did in the year ended December 31, 2013. Our crawler crane fleet has benefited from an increase in power, petrochemical and industrial marine related projects in the Gulf Coast and southeast region of the country. While average rental rates have increased for most subclasses within the hydraulic crawler crane fleet when compared to the year ended December 31, 2013, management has not been able to significantly increase average rental rates due to competitive pressure. However, with strong utilization levels achieved on our hydraulic crawler cranes during the second half of 2014, the Company will endeavor to increase rental rates in 2015.

Essex Crane transportation revenue, which represents 5.6% of total revenues, was $5.8 million for the year ended December 31, 2014, a 38.9% increase from $4.2 million for the year ended December 31, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Essex Crane used rental equipment sales revenue was $6.5 million for the year ended December 31, 2014; a $3.0 million or 86.9% increase compared to the year ended December 31, 2013. The increase in total used rental equipment sales revenue is primarily attributable an increase in the number of traditional lattice-boom crawler cranes sold. During the year ended December 31, 2014, Essex Crane sold eighteen lattice-boom crawler cranes which generated sales proceeds of $6.3 million. During the year ended December 31, 2013, Essex Crane sold ten lattice-boom crawler cranes and one crawler crane attachment.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represents 31.7% of total revenues, was $32.8 million for the year ended December 31, 2014, an 5.7% increase from $31.0 million for the year ended December 31, 2013. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 21.0% of total revenues, was $21.7 million for the year ended December 31, 2014, a 6.5% increase from $20.4 million for the year ended December 31, 2013. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes and tower cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for boom trucks.

Utilization for rough terrain cranes for the year ended December 31, 2014 and 2013 was 63.1% and 55.8%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The increase in utilization was driven by an increase in demand from the general building, power, petrochemical and transportation end markets along with the utilization improvement initiative that made these assets available to the entire sales force. Boom truck utilization decreased to 47.9% for the year ended December 31, 2014 compared to 51.9% for the year ended December 31, 2013. Weakening demand in the general building, power and transportation end markets was the primary factor for the decreased boom truck utilization. Tower crane utilization was 44.0% and 47.5% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2014 as compared to 42.8% and 41.7% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2013. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Coast Crane transportation revenue, which represents 1.8% of total revenues, was $1.9 million for the year ended December 31, 2014, a 9.5% increase from $1.7 million for the year ended December 31, 2013. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $9.2 million for the year ended December 31, 2014; a $0.3 million or 3.3% increase compared to the year ended December 31, 2013. The increase in total used rental equipment sales revenue is primarily attributable to the mix of used rental equipment assets sold during the year ended December 31, 2014. During the year ended December 31, 2014, Coast Crane sold forty-one pieces of used rental equipment. During the year ended December 31, 2013, Coast Crane sold 104 pieces of used rental equipment with the majority of the sales related to aerial work platforms.

Equipment Distribution

Equipment distribution segment revenue, which represents 9.6% of total revenue, was $9.9 million for the year ended December 31, 2014, an 11.4% decrease from $11.2 million for the year ended December 31, 2013. The decrease in equipment distribution segment revenue is primarily attributable a large individual sale transaction during the year ended December 31, 2013 that generated sale proceeds of approximately $2.8 million.

Parts and Service

Parts and service segment revenue, which represents 19.6% of total revenue, was $20.3 million for the year ended December 31, 2014, a 4.8% increase from $19.4 million for the year ended December 31, 2013. The increase is primarily attributable an increase in retail parts sales and rental related service work partially offset by a decline in revenues associated with rental end billing procedures as part of the Company's customer-centric initiatives.

Gross Profit

Gross profit for the year ended December 31, 2014 was $21.7 million, a 2.2% decrease from gross profit of $22.2 million for the year ended December 31, 2013. Gross profit margin was 21.0% for the year ended December 31, 2014 compared to 23.2% for the year ended December 31, 2013.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	For The Years Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
		(Restated)
Segment gross profit
Essex Crane equipment rentals	$4,336	$4,787	$(451)	(9.4)%
Coast Crane equipment rentals	11,438	11,029	409	3.7%
Equipment distribution	486	1,046	(560)	(53.5)%
Parts and service	5,431	5,326	105	2.0%
Total gross profit	$21,691	$22,188	$(497)	(2.2)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $4.3 million for the year ended December 31, 2014 decreased $0.5 million or 9.4% as compared to the year ended December 31, 2013. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Generally, due to the operating leverage of our business model, the margin from equipment rentals improves as the rental revenue increases. However, quality improvement initiatives and customer-centric service oriented strategies that Essex Crane has adopted have resulted in an increase in equipment utilization, but has also resulted in increased costs related to higher quality of equipment when beginning rental contracts and a reduction in the amount of rental-end repair billing. Gain on the sale of used rental equipment was $0.2 million for the year ended December 31, 2014, a 28.1% decrease from $0.3 million for the year ended December 31, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to several traditional crawler cranes that were sold at book value following reclassification of those assets to rental equipment - held for sale, and recording an impairment charge of $0.8 million.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $11.4 million for the year ended December 31, 2014 increased $0.4 million or 3.7% as compared to the year ended December 31, 2013 primarily due to an increase in rental revenues and an increase in transportation gross profit of $0.2 million. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Generally, due to the operating leverage of our business model, the margin from equipment rentals improves as the rental revenue increases. Gain on the sale of used rental equipment was $2.3 million for the year ended December 31, 2014, a 23.7% decrease from $3.0 million for the year ended December 31, 2013. The decrease in the gain on the sale of used rental equipment was directly attributable to a decline in the number of assets sold.

Equipment Distribution

Equipment distribution segment gross profit of $0.5 million (4.9% margin) for the year ended December 31, 2014 decreased $0.6 million, or 53.5%, from $1.0 million (9.3% margin) for the year ended December 31, 2013. The decreased gross profit and margin are functions of lower profit margins on individual sale transactions and lower sales volume during the year ended December 31, 2014. During the year ended December 31, 2013, the Company had a large single sales transaction with a gross profit of $0.4 million.

 Parts and Service

Parts and service segment gross profit of $5.4 million (26.7% margin) for the year ended December 31, 2014 increased $0.1 million or 2.0% from $5.3 million (27.5% margin) for the year ended December 31, 2013. The parts and service segment gross profit increase was driven by higher retail parts sales partially offset by lower margin repair and maintenance and rigging revenue billed related to equipment currently on rent.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the year ended December 31, 2014 and 2013 were $25.5 million and $25.4 million, respectively. The increase in selling, general, administrative and other expenses was primarily due to an impairment charge of $0.8 million and increases in sales and marketing expense of $0.2 million, professional fee expense of $0.2 million, travel expense of $0.2 million and rent expense of $0.2 million. These increases were partially offset by decreases in salary and related benefits expense of $0.9 million, business taxes of $0.4 million and telecom expenses of $0.1 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.4 million and $1.4 million of non-cash stock based compensation expense for the year ended December 31, 2014 and 2013, respectively.

Impairment expense related to rental equipment held for sale during year ended December 31, 2014 was approximately $0.8 million. As a result of agreeing to terms on the sale of certain traditional crawler crane assets during the year ended December 31, 2014, the Company compared the carrying value to the fair value of the assets. The fair value of the assets was determined to be the agreed upon sales price, which was less than the carrying value of the assets, resulting in the impairment charge recorded during the period.

Interest expense increased 19.7% to $14.0 million for the year ended December 31, 2014 from $11.7 million for the year ended December 31, 2013. The increase in interest expense is related primarily to additional loan costs of $0.3 million amortized to interest expense and $0.3 million of loan costs written off to interest expense of as a result of the Essex Crane Revolving Credit Facility amendment entered into in May 2014 along with a higher overall interest rate as a result of the new Essex Crane term loan.

Income tax benefit was $6.9 million for the year ended December 31, 2014 compared to a $5.1 million for the year ended December 31, 2013.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 38.2% and 34.4% for the year ended December 31, 2014 and 2013, respectively. The effective tax rate increased from the prior year due to a decrease in the impact of stock option shortfalls as compared to the prior year.

Essex had 260 full-time employees at December 31, 2014 compared to 236 full-time employees at December 31, 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $95.5 million, a 2.8% decrease compared to revenue of $98.3 million for the year ended December 31, 2012.  The following table provides a summary of the Company's revenues by operating segment (amounts in thousands):

	For The Years Ended December 31,			Percentage Change
	2013	2012	Dollar Change
	(Restated)	(Restated)	(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$33,941	$35,415	$(1,474)	(4.2)%
Coast Crane equipment rentals	31,004	35,816	(4,812)	(13.4)%
Equipment distribution	11,212	4,087	7,125	174.3%
Parts and service	19,380	22,942	(3,562)	(15.5)%
Total revenues	$95,537	$98,260	$(2,723)	(2.8)%

Essex Crane Equipment Rentals

Essex Crane equipment rental segment revenues, which represents 35.5% of total revenues, was $33.9 million for the year ended December 31, 2013, an 4.2% decrease from $35.4 million for the year ended December 31, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 27.5% of total revenues, was $26.2 million for the year ended December 31, 2013, a 6.5% increase from $24.6 million for the year ended December 31, 2012. The two key drivers of equipment rental revenues are utilization and average rental rates.

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

There was a decrease in average crawler crane rental rate of 0.1% to $17,179 (per crane per rental month) for the year ended December 31, 2013 from $17,195 for the year ended December 31, 2012. This change is primarily the result of the mix of cranes on rent, as opposed to individual rental rate changes by equipment group. Management does not expect a meaningful increase in average rental rates on an individual group basis until utilization rates recover significantly. As a result of utilization and rental rate changes, rental revenue for crawler cranes increased approximately $1.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, and is primarily due to increases in demand in our industrial marine, petrochemical and sewer and water end-markets, which was partially offset by a decline in demand within the power end-market.

Essex Crane transportation revenue, which represents 4.4% of total revenues, was $4.2 million for the year ended December 31, 2013, a 29.7% decrease from $6.0 million for the year ended December 31, 2012. The decrease in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent. In addition, with respect to our larger assets available for rent, during the year ended December 31, 2013, we more aggressively priced transportation services in order to maximize utilization.

Essex Crane used rental equipment sales revenue was $3.5 million for the year ended December 31, 2013, a $1.3 million or 27.1% decrease compared to the year ended December 31, 2012. The decrease in total used rental equipment sales revenue is primarily attributable to the mix of used rental equipment sold during the year. During the year ended December 31, 2013, Essex Crane sold eleven lattice-boom crawler cranes and one crawler crane attachment. During the year ended December 31, 2012, Essex Crane sold six lattice-boom crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rental segment revenues, which represents 32.5% of total revenues, was $31.0 million for the year ended December 31, 2013, an 13.4% decrease from $35.8 million for the year ended December 31, 2012. The equipment rental segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 21.3% of total revenues, was $20.4 million for the year ended December 31, 2013, a 6.9% decrease from $21.9 million for the year ended December 31, 2012. The two key drivers of equipment rental revenues are utilization and average rental rates.

Utilization for rough terrain cranes for the year ended December 31, 2013 and 2012 was 55.8% and 63.4%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. However, demand declined in the power and transportation end markets for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was the principal cause for the overall decrease in utilization of rough terrain cranes during 2013 compared to 2012. Boom truck utilization increased to 51.9% for the year ended December 31, 2013 compared to 50.5% for the year ended December 31, 2012. Tower crane utilization was 42.8% and 41.7% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2013 as compared to 32.4% and 53.4% for the self-erecting and city & other tower cranes, respectively, for the year ended December 31, 2012. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Coast Crane transportation revenue, which represents 1.8% of total revenues, was $1.7 million for the year ended December 31, 2013, a 14.3% increase from $1.5 million for the year ended December 31, 2012. The increase in transportation revenue is directly attributable to the number of equipment moves and the rental locations of the cranes on rent.

Coast Crane used rental equipment sales revenue was $8.9 million for the year ended December 31, 2013, a $3.5 million or 28.2% decrease compared to the year ended December 31, 2012. Included in total used rental equipment revenues are revenues related to the sale of aerial work platforms of $0.5 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease in total used rental equipment sales revenue is primarily attributable to the sale of aerial work platforms during the year ended December 31, 2012 as part of a strategic decision to eliminate this equipment class from our rental fleet. During the year ended December 31, 2013, Coast Crane sold 104 pieces of used rental equipment. During the year ended December 31, 2012, Coast Crane sold 308 pieces of rental equipment.

Equipment Distribution

Equipment distribution segment revenue, which represents 11.7% of total revenue, was $11.2 million for the year ended December 31, 2013, a 174.3% increase from $4.1 million for the year ended December 31, 2012. The increase in equipment distribution segment revenue is due to an increase in the number of sale transactions as compared to the prior period and completing the transition to new equipment suppliers that negatively impacted the prior year equipment distribution revenue. In addition, we more aggressively stocked new equipment inventory, which improved our ability to close sales transactions.

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

Gross Profit

Gross profit for the year ended December 31, 2013 was $22.2 million, a 4.0% increase from gross profit of $21.3 million for the year ended December 31, 2012. Gross profit margin was 23.2% for the year ended December 31, 2013 compared to 21.7% for the year ended December 31, 2012.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	For The Years Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Segment gross profit
Essex Crane equipment rentals	$4,787	$4,902	$(115)	(2.3)%
Coast Crane equipment rentals	11,029	10,020	1,009	10.1%
Equipment distribution	1,046	16	1,030	6,437.5%
Parts and service	5,326	6,394	(1,068)	(16.7)%
Total gross profit	$22,188	$21,332	$856	4.0%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $4.8 million for the year ended December 31, 2013 decreased $0.1 million or 2.3% as compared to the year ended December 31, 2012. The decrease in equipment rentals gross profit was due to a $1.6 million increase in rental revenue which was offset by lower transportation gross profit and less gross profit on used rental equipment sales. Gain on the sale of used rental equipment was $0.3 million for the year ended December 31, 2013, a 40.5% decrease from $0.4 million for the year ended December 31, 2012. The decrease in the gain on sale of used rental equipment sales revenue is primarily attributable to the mix of used assets sold during the year ended December 31, 2013.

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

Equipment Distribution

Equipment distribution segment gross profit of $1.0 million (9.3% margin) for the year ended December 31, 2013 increased $1.0 million, or 6,437.5%, from $16,059 (0.4% margin) for the year ended December 31, 2012. The increased gross profit and margin are functions of higher profit margins on individual sale transactions, larger sales volume during the year ended December 31, 2013 and completing the transition to new equipment suppliers that negatively impacted the prior year equipment distribution sales volume and, therefore, gross margin.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had total debt obligations outstanding of approximately $221.0 million and had an additional $6.0 million available on our revolving credit facilities. We believe that this availability for Essex Crane and Coast Crane along with $1.1 million in cash, will provide sufficient liquidity through the expiration of our amended and restated revolving credit facilities in October 2016 and March 2017, respectively.  We believe that the sources of cash from operations and the revolving credit facilities should adequately fund the investment needs of the business for the foreseeable future.

The weighted average interest rate on all debt obligations outstanding as of December 31, 2014 was 5.49%.

Cash Flow from Operating Activities

The Company's cash used in operating activities for the year ended December 31, 2014 was approximately $10.5 million. This was primarily the result of net loss of $11.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of equipment, deferred income taxes, share-based compensation expense, and impairment, resulted in an increase of cash of approximately $2.1 million. The cash flows from operating activities were reduced by a total change in operating assets and liabilities of $12.6 million, which was comprised of a $3.5 million increase in accounts receivable, a $9.1 million increase in retail equipment inventory, a $0.7 million increase in spare parts and a $0.5 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a $0.7 million decrease in other receivables, a $0.3 million decrease in prepaid expenses and other assets, a $0.2 million increase in unearned rental revenue and a $0.1 million increase in customer deposits.

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

Cash Flow from Investing Activities

For the year ended December 31, 2014, cash provided by investing activities was approximately $7.7 million. This was primarily the result of proceeds from the sale of rental equipment of $15.8 million and a decrease in accounts receivable from rental equipment sales of $0.5 million. These investing activity sources of cash were partially offset by $8.1 million in purchases of rental equipment and $0.5 million in purchases of property and equipment.

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

Cash flow from financing activities

The Company's cash provided by financing activities for the year ended December 31, 2014 was $2.2 million. This was primarily the result of net borrowings made on the revolving credit facilities and term loans of $7.0 million. These sources of cash were partially offset by payments on the purchase money security interest debt of $1.3 million, payments on promissory notes of $2.0 million and payments for loan acquisition costs of $1.4 million. Gross borrowings and payments on the revolving credit facilities were $114.3 million and $135.3 million, respectively, for the period. Gross borrowings and payments on the term loans were $30.0 million and $2.0 million, respectively. Gross borrowings and payments on the purchase money security interest debt for the period were $6.7 million and $1.3 million, respectively.

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

Revolving Credit Facilities

The following information discusses significant events during the years ended December 31, 2014 and 2013 that relate to the Company's revolving credit facilities and other debt obligations. Also see Note 7 to the consolidated financial statements for further information related to our credit facilities.

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

The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $135.3 million and $170.1 million as of December 31, 2014 and 2013, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $16.6 million and $21.9 million as of December 31, 2014 and 2013, respectively. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of approximately $2.7 million and $4.4 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, there was $1.5 million and $9.3 million, respectively, of available formulated collateral in excess of the maximum borrowing amounts of approximately $135.3 million and $170.1 million, respectively. As of December 31, 2014 and 2013, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.0 million and zero, respectively.

As of December 31, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.16% and 0.375%, respectively. As of December 31, 2013, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.15% and 0.375%, respectively. As of December 31, 2014, the LIBOR rate on the term loan was 0.15% with a LIBOR floor of 1.00%.

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

 Coast Crane Revolving Credit Facility

On March 12, 2013, Coast Crane entered into the Second Amended and Restated Credit Agreement (the "Coast Crane Revolving Credit Facility) to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed.

The Coast Crane Revolving Credit Facility provides certain limitations on net capital expenditures and a $3.7 million "first amendment reserve" (as defined in the Coast Crane Revolving Credit Facility) as well as a fixed charge coverage ratio requirement of not less than 1.20 to 1.00. The agreement also limits the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane can incur to $7.0 million for the year ended December 31, 2013 and $10.0 million thereafter.

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

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At December 31, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.25%, 3.25% and 0.50%, respectively. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million and $34.4 million as of December 31, 2014 and December 31, 2013, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $3.3 million and $8.2 million, respectively, after certain lender reserves of $5.8 million and $8.9 million as of December 31, 2014 and December 31, 2013, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of December 31, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $36.5 million and $38.5 million, respectively. At December 31, 2014 and December 31, 2013, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. The unamortized balance of this discount was zero as of December 31, 2014 and 2013, respectively.

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

During the years ended December 31, 2014 and 2013, the Company made principal payments totaling $2.0 million and $1.6 million, respectively, to reduce the outstanding balance of the unsecured promissory notes. As of December 31, 2014 and 2013, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million and $3.7 million, respectively.

Interest accrued on the outstanding promissory notes at a per annum rate of 18.0% and 10.0% at December 31, 2014 and 2013, respectively, and is payable annually in arrears.

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

As of December 31, 2014, the Company's purchase money security interest debt consisted of the financing of nineteen pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. Nine of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to November 2019. As these loans are amortizing, approximately $1.7 million of the total $8.3 million in principal payments is due prior to December 31, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2014.

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

The following table provides quantitative information regarding the amount and types of costs capitalized during 2014 and 2013 (amounts in thousands):

	For The Years Ended December 31,
	2014	2013
Purchases of rental equipment	$13,506	$8,221
Costs to prepare cranes for sale	78	139
Purchases of property, plant & equipment	404	402
Capitalized crane repair costs	1,216	679
Capitalized internally developed software costs	101	29
Total capitalized expenditures	$15,305	$9,470

During the years ended December 31, 2014 and 2013, we expensed repair and maintenance costs of approximately $12.1 million and $10.2 million, respectively. We expect to capitalize costs of approximately $12.7 million during the year ended December 31, 2015. Approximately $9.5 million of the total is for the purchase of rental equipment, a portion of which will be funded from proceeds from the sales of older and lighter lifting rental equipment.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2014 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Less Than 1 Year (1)	1-3 Years (1)	3-5 Years (1)	More than 5 Years	Total
Revolving credit facilities:
Principal	$144,709	$36,281	$30,000	$—	$210,990
Interest (1)	8,366	9,016	4,241	—	21,623
Other debt obligations:
Principal	1,655	4,385	3,922	—	9,962
Interest	236	724	261	—	1,221
Operating Leases:
Minimum lease payments	2,203	1,846	506	—	4,555
Total	$157,169	$52,252	$38,930	$—	$248,351

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are presented in Note 2 to our 2014 audited financial statements, and the following summaries should be read in conjunction with the audited financial statements and the related notes thereto. While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates.  Our management believes the policies that fall within this category are policies related to revenue recognition, useful lives of rental equipment, income taxes, allowance for doubtful accounts, impairment of goodwill and long-lived assets and derivative financial instruments.

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

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. During the years ended December 31, 2014 and 2013, the Company used estimated selling price for allocation of consideration related to rental revenues, which are accounted for under the lease accounting rules. The remaining elements are accounted for under the multiple element arrangement accounting rules. After an analysis of rental agreements absent any additional services offered by the Company, it was determined that the Company did not have vendor-specific evidence related to rental revenues. Prior to the year ended December 31, 2013, the Company was able to establish vendor-specific objective evidence based on an analysis of rental agreements absent any additional services offered by the Company. The Company uses the estimated selling price for allocation of consideration to transportation services based on the costs associated with providing such services in addition to other supply and demand factors within specific sub-markets. The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

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

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions. The Company is subject to U. S. federal and state income tax examinations for years 2011 through 2014, however net operating loss carry-forwards from years prior to 2011 also remain open to examination as part of any year utilized in the future. Coast Crane Ltd. is subject to Canadian income tax examinations for the years 2008 through 2013.

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

At December 31, 2014, the Company had unused federal net operating loss carry-forwards totaling approximately $148.3 million that begin expiring in 2021. At December 31, 2014, the Company also had unused state net operating loss carry-forwards totaling approximately $77.4 million that expire between 2015 and 2034. The Company had unused federal net operating loss carry-forwards of approximately $143.8 million and unused state net operating loss carry-forwards of approximately $77.3 million at December 31, 2013.

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

We evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has recorded goodwill of $1.8 million, which is assigned to its Coast Crane equipment rentals, equipment distribution and parts and service reporting units.
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

The results of our quantitative goodwill impairment tests for the most recent year ended December 31, 2014 indicated that the fair value of our reporting unit with goodwill exceeded its carrying value and no impairment of goodwill was recorded. Similarly, there was no impairment of goodwill recorded for the years ended December 31, 2013 and 2012.

Identifiable finite lived intangible assets consist of customer relationships and trademarks obtained in the acquisition of Essex Crane's and Coast Crane’s assets. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 7 years and 5 years, respectively.

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

During the year ended December 31, 2014 and as a result of continuing losses and depressed utilization rates, the Company determined that a triggering event had occurred at Essex Crane during each of its fiscal quarters, which caused the Company to determine if an impairment of these long-lived assets to be held and used was necessary.

Application of the long-lived asset to be held and used impairment test requires judgment, including the identification of the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets to be held and used. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets to be held and used by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for assets to be held and used as of December 31, 2014.

The Company also assessed whether a triggering event for potential impairment of its Coast Crane equipment assets existed, and it was determined that no such event occurred for these assets during the year ended December 31, 2014.

Long-lived Assets - Held for Sale

During the year ended December 31, 2014, the Company agreed to terms to sell certain traditional crawler crane rental equipment assets. Under the agreed upon terms, the rental equipment assets, in their current condition, will be sold in three groups with the first two group sales completed during the year ended December 31, 2014 and the remaining group sale to be completed during the three months ended March 31, 2015. As a result of the agreed upon sales terms, the Company has determined that these long-lived rental equipment assets shall be classified as held for sale. The held for sale assets are classified within the Company's equipment rentals segment.

As a result of the held for sale classification, the Company performed an impairment analysis of the long-lived rental equipment assets held for sale. Application of the long-lived asset held for sale impairment test requires comparing the carrying value of the the asset to its fair value less cost to sell. The Company determined that the fair value of the assets was equal to the agreed upon sales price. The carrying value of the assets exceeded the fair value of the assets less cost to sell resulting in the Company recording an impairment charge of approximately $0.8 million during the year ended December 31, 2014.

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

Essex believes that the use of derivatives in the form of interest rate swaps or interest rate caps is an important tool to manage its balance sheet liabilities and interest rate risk, while protecting its associated rental margins. The Company sets its equipment rental rates based in part as a percentage of the investment cost of the equipment and then uses the interest rate swap to lock in the associated interest costs of a period of time.

Recently Issued and Adopted Accounting Pronouncements

Please refer to Note 2 within our notes to the consolidated financial statements for a description of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of December 31, 2014. The weighted average interest rate in effect on all of the Company’s borrowings at December 31, 2014 was 5.49%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at December 31, 2014 would increase our interest expense by approximately $1.4 million on an annualized basis.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, accounts receivable and accounts payable and accrued expenses) approximate their carrying values based on their nature and terms.

The fair value of the Company’s total debt outstanding as of December 31, 2014 was $221.9 million. If market rates of interest increased 50 basis points due to a change in the applicable margin rate of interest (a 9.1% increase from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $221.3 million. If market rates of interest decreased 50 basis points due to a change in the applicable margin rate of interest (a 9.1% decrease from the Company’s current margin) the estimated fair value of the Company’s total debt obligations would be approximately $222.6 million.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses described below, the Company’s disclosure controls and procedures were not effective, as of December 31, 2014, and did not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2014, of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management determined that material weaknesses in our internal control over financial reporting existed at December 31, 2014 and, therefore, concluded that our internal control over financial reporting was not effective as of December 31, 2014. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting. Our internal control over financial reporting has been audited as of December 31, 2014 by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), which will be filed with the SEC on or before April 30, 2015.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides certain information, as of December 31, 2014, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plans, the 2008 Long-Term Incentive Plan and the 2011 Long-Term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	1,336,365	$4.43	1,204,844
Equity plans not approved by stockholders	—	$—	—
Total	1,336,365	$4.43	1,204,844

(1)
During the year ended December 31, 2014, the Company issued 45,719 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee. During the year ended December 31, 2014, the Company issued 3,155 shares of common stock to one member of the Board of Directors.

The additional information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2015.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before April 30, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the accompanying consolidated balance sheets of Essex Rental Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Rental Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 have been restated to correct errors related to the presentation of revolving credit facilities as short-term obligations and disclosure of an additional reporting segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Rental Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2015, expressed an adverse opinion.

/s/ Grant Thornton LLP

Chicago, Illinois
March 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Essex Rental Corp.

We have audited the internal control over financial reporting of Essex Rental Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

The sufficiency of accounting technical knowledge and expertise related to infrequent, unusual or complex accounting matters that resulted in the ineffectiveness of the review procedures and accounting related to contract terms to properly classify revolving credit facilities, ineffective review controls and accounting conclusions related to the identification and presentation of the Company's reportable operating segments, and ineffectiveness in the review procedures and accounting conclusions related to the goodwill impairment assessment as it relates to identification of and allocation of goodwill to reporting units. The lack of a control processes to identify the sale ready condition of equipment being sold under bill and hold arrangements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Essex Rental Corp. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Rental Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on the section titled “Remediation of Material Weakness in Internal Control Over Financial Reporting” within Management’s Report on Internal Control Over Financial Reporting.

/s/ Grant Thornton LLP

Chicago, Illinois
March 31, 2015

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	December 31, 2014	December 31, 2013
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,087	$1,349
Accounts receivable, net of allowances	16,981	14,059
Other receivables	1,700	2,412
Deferred tax assets	3,504	2,878
Inventory
Retail equipment	12,030	3,416
Retail spare parts, net	1,725	1,598
Rental equipment, held for sale	790	—
Prepaid expenses and other assets	1,516	1,791
TOTAL CURRENT ASSETS	39,333	27,503

Rental equipment, net	270,465	287,860
Property and equipment, net	4,613	5,205
Spare parts inventory, net	3,816	3,248
Identifiable finite lived intangibles, net	735	1,069
Goodwill	1,796	1,796
Loan acquisition costs, net	5,132	6,095

TOTAL ASSETS	$325,890	$332,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,966	$5,703
Accrued employee compensation and benefits	2,008	2,012
Accrued taxes	3,694	3,909
Accrued interest	870	655
Accrued other expenses	1,031	1,007
Unearned rental revenue	1,849	1,668
Customer deposits	350	293
Revolving credit facilities - short-term	142,709	163,114
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	1,655	959
Capital lease obligation - short-term	35	—
TOTAL CURRENT LIABILITIES	161,167	181,320

LONG-TERM LIABILITIES
Revolving credit facility	1,781	2,368
Term loans	64,500	36,500
Promissory notes	1,655	3,655
Purchase money security interest debt	6,652	1,975
Deferred tax liabilities	34,487	40,869
Capital lease obligation	162	—
TOTAL LONG-TERM LIABILITIES	109,237	85,367

TOTAL LIABILITIES	270,404	266,687

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,824,614 shares at December 31, 2014 and 24,743,513 shares at December 31, 2013	2	2
Paid in capital	126,510	125,952
Accumulated deficit	(71,077)	(59,876)
Accumulated other comprehensive income	51	11
TOTAL STOCKHOLDERS' EQUITY	55,486	66,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$325,890	$332,776
The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES
Equipment rentals	$49,729	$46,596	$46,498
Retail equipment sales	9,930	11,212	4,087
Used rental equipment sales	15,772	12,437	17,258
Retail parts sales	8,827	7,633	9,573
Transportation	7,709	5,912	7,475
Equipment repairs and maintenance	11,482	11,747	13,369
TOTAL REVENUES	103,449	95,537	98,260

COST OF REVENUES
Salaries, payroll taxes and benefits	11,455	10,772	10,995
Depreciation	18,339	18,663	20,459
Retail equipment sales	8,794	9,550	3,474
Used rental equipment sales	13,306	9,183	14,354
Retail parts sales	6,909	5,909	7,091
Transportation	7,340	5,884	6,823
Equipment repairs and maintenance	12,139	10,242	10,663
Yard operating expenses	3,476	3,146	3,069
TOTAL COST OF REVENUES	81,758	73,349	76,928

GROSS PROFIT	21,691	22,188	21,332

Selling, general and administrative expenses	23,841	24,377	26,987
Impairment - rental equipment, held for sale	771	—	—
Other depreciation and amortization	873	1,039	1,274
LOSS FROM OPERATIONS	(3,794)	(3,228)	(6,929)

OTHER INCOME (EXPENSES)
Other income	10	562	41
Interest expense	(13,958)	(11,662)	(11,335)
Foreign currency exchange gains (losses)	(378)	(381)	6
TOTAL OTHER INCOME (EXPENSES)	(14,326)	(11,481)	(11,288)

LOSS BEFORE INCOME TAXES	(18,120)	(14,709)	(18,217)

BENEFIT FOR INCOME TAXES	(6,919)	(5,064)	(5,564)

NET LOSS	$(11,201)	$(9,645)	$(12,653)

Weighted average shares outstanding:
Basic	24,805,938	24,660,170	24,545,041
Diluted	24,805,938	24,660,170	25,545,041

Loss per share:
Basic	$(0.45)	$(0.39)	$(0.52)
Diluted	$(0.45)	$(0.39)	$(0.52)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Amounts in thousands)

	For the Years Ending December 31,
	2014	2013	2012
Net loss	$(11,201)	$(9,645)	$(12,653)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	40	1	21
Change in fair value of interest rate swap, net of tax of zero, zero and $813, respectively	—	—	1,260
Other comprehensive income	40	1	1,281

Comprehensive loss	$(11,161)	$(9,644)	$(11,372)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in thousands, except share data)

				Additional Paid-In Capital	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares		Amount
Balance - December 31, 2011	24,428,092		$2	$122,815	$(37,578)	$(1,270)	$83,969
Stock based compensation for executive management stock options and employee restricted shares granted	70,858		—	1,483	—	—	1,483
Common stock issued to directors	56,868		—	162	—	—	162
Change in fair value of interest rate swap, net of tax of $813	—		—	—	—	1,260	1,260
Foreign currency translation adjustments	—		—	—	—	20	20
Net loss for the year ended December 31, 2012	—		—	—	(12,653)	—	(12,653)
Balance - December 31, 2012	24,555,818		$2	$124,460	$(50,231)	$10	$74,241
Exercise of warrants for common stock	90,000		—	1	—	—	1
Stock based compensation for executive management stock options and employee restricted shares granted	53,980		—	1,341	—	—	1,341
Common stock issued to directors	43,715		—	150	—	—	150
Foreign currency translation adjustments	—		—	—	—	1	1
Net loss for the year ended December 31, 2013	—		—	—	(9,645)	—	(9,645)
Balance - December 31, 2013	24,743,513		$2	$125,952	$(59,876)	$11	$66,089
Stock based compensation for executive management stock options and employee restricted shares granted	23,874		—	382	—	—	382
Common stock issued to directors	57,227	`	—	176	—	—	176
Foreign currency translation adjustments	—		—	—	—	40	40
Net loss for the year ended December 31, 2014	—		—	—	(11,201)	—	(11,201)
Balance - December 31, 2014	24,824,614		$2	$126,510	$(71,077)	$51	$55,486

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	For The Years Ended December 31,
	2014	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,201)	$(9,645)		$(12,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of tangible assets	18,878	19,367		21,378
Amortization of loan acquisition costs and other intangibles	2,698	2,186		1,228
Amortization of promissory notes discount	—	96		96
Gain on sale of rental equipment	(2,466)	(3,254)		(2,904)
Gain on sale of property and equipment	—	(552)		—
Impairment - rental equipment, held for sale	771	—		—
Deferred income taxes	(7,007)	(5,224)		(5,622)
Share based compensation expense	414	1,444		1,523
Change in fair value of interest rate swaps	—	—	—	(398)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,451)	1,419		(1,324)
Other receivables	712	(131)		430
Prepaid expenses and other assets	275	(296)		449
Retail equipment inventory	(9,098)	(1,600)		(1,030)
Spare parts inventory	(732)	(365)		357
Accounts payable and accrued expenses	(24)	164		1,491
Unearned rental revenue	181	147		414
Customer deposits	57	219		(69)
Total change in operating assets and liabilities	(12,080)	(443)		718
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,993)	3,975		3,366

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(8,135)	(8,111)		(8,548)
Purchases of property and equipment	(530)	(431)		(1,205)
Accounts receivable from rental equipment sales	529	(820)		978
Proceeds from sale of rental equipment	15,772	12,437		17,258
Proceeds from sale of property and equipment	—	1,752		—
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,636	4,827		8,483

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	114,331	97,007		92,312
Payments on revolving credit facilities	(135,323)	(142,118)		(103,808)
Proceeds from term loan	30,000	40,000		—
Payments on term loan	(2,000)	(1,500)		—
Payments on purchase money security interest debt	(1,833)	(1,023)		(689)
Payments on promissory notes	(2,000)	(1,572)		—
Payments on capital lease obligation	(18)	(3)		(8)
Employer repurchase of shares to satisfy minimum tax withholding	(32)	(103)		—
Payments for loan acquisition costs	(1,406)	(6,783)		(239)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,719	(16,095)		(12,432)

Effect of exchange rate changes on cash and cash equivalents	376	253		(58)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(262)	(7,040)		(641)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,349	8,389		9,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,087	$1,349		$8,389

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	For The Years Ended December 31,
	2014	2013	2012
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$150	$150	$162
Equipment obtained through capital lease	$215	$—	$—
Equipment purchased directly through long-term debt obligations	$6,680	$928	$1,140
Unrealized loss on designated derivative instruments, net of tax	$—	$—	$1,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and swaps	$11,372	$10,515	$9,965
Cash paid (received) for income taxes, net	$44	$(35)	$99

The accompanying notes are an integral part of these financial statements

1.	Business and Principles of Consolidation

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

2. Significant Accounting Policies

Reclassifications

Certain prior year amounts in the segment information note have been reclassified to conform to the current year presentation. The reclassification had no impact on net loss, net cash flows or shareholders' equity.

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

Revenue arrangements with multiple elements are divided into separate units of accounting based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. During the years ended December 31, 2014 and 2013, the Company used estimated selling price for allocation of consideration related to rental revenues, which are accounted for under the lease accounting rules. The remaining elements are accounted for under the multiple element arrangement accounting rules. After an analysis of rental agreements absent any additional services offered by the Company, it was determined that the Company did not have vendor-specific evidence related to rental revenues. Prior to the year ended December 31, 2013, the Company was able to establish vendor-specific objective evidence based on an analysis of rental agreements absent any additional services offered by the Company. The Company uses the estimated selling price for allocation of consideration to transportation services based on the costs associated with providing such services in addition to other supply and demand factors within specific sub-markets. The estimated selling prices of the individual deliverables are not materially different than the terms of the Equipment Rental Agreements.

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

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintained cash deposits in foreign accounts totaling approximately $0.1 million at December 31, 2014 and 2013.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in accounts receivable and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company periodically reviews the allowance for doubtful accounts and balances are written off against the allowance when management believes it is probable that the receivable will not be recovered. The Company’s allowance for doubtful accounts and credit memos was approximately $3.0 million and $2.5 million as of December 31, 2014 and 2013, respectively. Bad debt expense was approximately $0.4 million, $0.5 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table provides a rollforward of the allowance for doubtful accounts for the years ended December 31, 2014 and 2013 (amounts in thousands):

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2014	2013
Beginning balance	$2,485	$2,775
Provision for allowance for doubtful accounts	438	520
Provision for credit memo reserve	1,011	1,459
Write-offs and recoveries	(915)	(2,269)
Ending balance	$3,019	$2,485

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

The carrying value of the spare parts inventory is reduced by a reserve representing management’s estimate for obsolete and slow moving items. This obsolescence reserve is an estimate based upon the Company’s analysis by type of inventory, usage and market conditions at the balance sheet dates. The obsolescence reserve was approximately $1.4 million as of December 31, 2014 and 2013.

Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from 5 to 30 years. In excess of 95% of the assets have a useful life greater than 15 years. Equipment improvement projects with costs in excess of $10,000 for boom trucks, $15,000 for tower and rough terrain cranes and $20,000 for crawler cranes that extend the useful lives or enhance a crane’s capabilities are capitalized in the period they are incurred and depreciated using the straight-line method over an estimated useful life of 7 years. Individual rental equipment items purchased with costs in excess of $5,000 are also capitalized and are depreciated over the useful lives of the respective item purchased. During the years ended December 31, 2014 and 2013, the Company capitalized rental equipment maintenance expenditures of approximately $1.2 million and $0.7 million, respectively.

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

Expenditures for betterments and renewals in excess of $5,000 that extend the useful lives or enhance the assets’ capabilities are capitalized and are depreciated on the straight-line basis over the remaining lives of the assets.  Gains and losses on retirements and disposals of property and equipment are included in the consolidated statements of operations. The Company capitalized property, plant and equipment expenditures, excluding capitalized software costs, of approximately $0.4 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively.

External costs incurred by the Company to develop computer software for internal use are capitalized in accordance with applicable accounting guidance. The Company capitalized approximately $0.1 million and $29,000 for the years ended December 31, 2014 and 2013, respectively. Capitalized software development costs include software license fees, consulting fees and certain internal payroll costs and are amortized on a straight-line basis over their useful lives.

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

We evaluate goodwill for impairment at the reporting unit level at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has recorded goodwill of $1.8 million, which is assigned to its Coast Crane equipment rentals, equipment distribution and parts and service reporting units.

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

The results of our quantitative goodwill impairment tests for the most recent year ended December 31, 2014 indicated that the fair value of our reporting unit with goodwill exceeded its carrying value and no impairment of goodwill was recorded. Similarly, there was no impairment of goodwill recorded for the years ended December 31, 2013 and 2012.

Identifiable finite lived intangible assets consist of customer relationships and trademarks obtained in the acquisition of Essex Crane's and Coast Crane’s assets. The customer relationship intangible and trademark assets are both being amortized on a straight-line basis over their estimated useful lives of 7 years and 5 years, respectively.

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

During the year ended December 31, 2014 and as a result of continuing losses and depressed utilization rates, the Company determined that a triggering event had occurred at Essex Crane during each of its fiscal quarters, which caused the Company to determine if an impairment of these long-lived assets to be held and used was necessary.

Application of the long-lived asset to be held and used impairment test requires judgment, including the identification of the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets to be held and used. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within the specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets to be held and used by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for assets to be held and used as of December 31, 2014.

The Company also assessed whether a triggering event for potential impairment of its Coast Crane equipment assets existed, and it was determined that no such event occurred for these assets during the year ended December 31, 2014.

Long-lived Assets - Held for Sale

During the year ended December 31, 2014, the Company agreed to terms to sell certain traditional crawler crane rental equipment assets. Under the agreed upon terms, the rental equipment assets, in their current condition, will be sold in three groups with the first two group sales completed during the year ended December 31, 2014 and the remaining group sale to be completed during the three months ended March 31, 2015. As a result of the agreed upon sales terms, the Company has determined that these long-lived rental equipment assets shall be classified as held for sale. The held for sale assets are classified within the Company's Essex Crane equipment rentals segment.

As a result of the held for sale classification, the Company performed an impairment analysis of the long-lived rental equipment assets held for sale during the three months ended September 30, 2014. Application of the long-lived asset held for sale impairment test requires comparing the carrying value of the the asset to its fair value less cost to sell. The Company determined that the fair value of the assets was equal to the agreed upon sales price. The carrying value of the assets exceeded the fair value of the assets less cost to sell resulting in the Company recording an impairment charge of approximately $0.8 million during the year ended December 31, 2014.

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging the risks associated with interest rate fluctuations on its revolving credit facilities with the objective of either capping the interest rate on a targeted amount of its floating rate debt or converting a targeted amount of its floating rate date to a fixed rate.  The Company has not entered into derivative transactions for speculative purposes, and therefore holds no derivative instruments for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the consolidated balance sheets in accordance with applicable accounting guidance.

The Company entered into an interest rate cap with a notional amount of $40.0 million during the year ended December 31, 2014. The Company elected to forgo hedge accounting treatment and, as a result, the derivative financial instrument has been recorded at fair value in the accompanying consolidated balance sheets in assets with changes in the underlying fair value reported as a component of interest expense in the Company’s consolidated statements of operations.

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.

Liquidity

The Company has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry and recurring losses in recent years. The Company anticipates its current cash resources, availability under its revolving credit facilities, and cash to be generated from operations in 2015 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed further in Note 7 of these Consolidated Financial Statements, the Company is obligated to make principal payments on outstanding debt totaling approximately $3.7 million during 2015. As of December 31, 2014, availability under the Essex Crane borrowing base calculation was approximately $2.7 million and availability under the Coast Crane borrowing base calculation was approximately $3.3 million. If cash generated from operations is not materially consistent with management’s plans, the Company may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs. The Company may not be able to refinance its indebtedness on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as asset divestitures, seeking additional equity or reducing or delaying capital expenditures, any of which could have an adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Although the balances outstanding on the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations absent any material adverse changes at the Company. A material adverse change would permit the lenders under the Essex Crane and Coast Crane revolving credit facilities to exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to take actions such as asset divestitures, seeking additional equity financing or reducing or delaying capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, on commercially reasonable terms, or at all.

3.	Restatement

On March 17, 2015, the Company concluded that certain of the Company's previously issued Consolidated Financial Statements should not be relied upon due to errors relating to the Company's classification of its revolving credit facilities and errors related to segment reporting.  Management concluded that (i) reclassification of certain of the obligations under the revolving credit

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities as short term obligations is appropriate under relevant accounting guidance that provides for such classification when a credit facility includes a subjective acceleration clause and a traditional lock-box arrangement and (ii) the equipment rental operating segment of the Company's two operating subsidiaries, Essex Crane and Coast Crane, should not be aggregated, but reported as separate segments, under applicable accounting guidance that provides for segment reporting when two operating segments do not share similar economic characteristics based on certain quantitative measures.  The restatement of the certain prior period information included in the Consolidated Financial Statements included in this report does not have any impact on the net cash flows, cash balances, revenues, net income or earnings per share of the Company, as previously reported.

The Company has restated its Consolidated Balance Sheets as of December 31, 2013. In addition, Note 8 and Note 16 to the Consolidated Financial Statements have been restated to reflect the correction of these errors.

The effects of the restatement of certain revolving credit facilities to short-term obligations on the Consolidated Balance Sheet as of December 31, 2013 are as follows (amounts in thousands):

	As of December 31, 2013
	As Previously Reported	Adjustments	As Restated
Current Liabilities:
Revolving credit facilities - short-term	$—	$163,114	$163,114
Total Current Liabilities	18,206	163,114	181,319

Long-term Liabilities:
Revolving credit facility	165,482	(163,114)	2,368
Total Long-term Liabilities	$248,481	$(163,114)	$85,367

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 16 for the year ended December 31, 2013 are as follows (amounts in thousands):

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$64,945	$(64,945)	$—
Essex Crane equipment rentals	—	33,941	33,941
Coast Crane equipment rentals	—	31,004	31,004

Segment gross profit:
Equipment rentals	15,816	(15,816)	—
Essex Crane equipment rentals	—	4,787	4,787
Coast Crane equipment rentals	—	11,029	11,029

The effects of the restatement related to the disaggregation of the equipment rentals segment revenue and gross profit within Note 16 for the year ended December 31, 2012 are as follows (amounts in thousands):

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
	As Previously Reported	Adjustments	As Restated
Segment revenues:
Equipment rentals	$71,231	$(71,231)	$—
Essex Crane equipment rentals	—	35,415	35,415
Coast Crane equipment rentals	—	35,816	35,816

Segment gross profit:
Equipment rentals	14,922	(14,922)	—
Essex Crane equipment rentals	—	4,902	4,902
Coast Crane equipment rentals	$—	$10,020	$10,020

The effects of the restatement related to the disaggregation of the equipment rentals segment identified assets within Note 16 as of December 31, 2013 along with the impact of certain reclassifications to conform with the current year presentation are as follows (amounts in thousands):

	As of December 31, 2013
	As Previously Reported	Adjustments	Reclassifications	As Restated
Segment identified assets:
Equipment rentals	$307,371	$(307,371)	$—	$—
Essex Crane equipment rentals	—	225,501	—	225,501
Coast Crane equipment rentals	—	81,870	1,237	83,107
Equipment distribution	5,150	—	(740)	4,410
Parts and service	$5,262	$—	$(497)	$4,765

4.	Rental Equipment

Rental equipment consists of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013
Rental equipment	$357,720	$362,416
Less: accumulated depreciation	(87,255)	(74,556)
Rental equipment, net	$270,465	$287,860

Depreciation expense related to rental equipment was $18.1 million, $18.4 million and $19.5 million for the years ended December 31, 2014, 2013 and 2012, respectively and is included in cost of revenues in the accompanying consolidated statements of operations.

Rental periods on rental equipment commonly extend beyond the minimum rental period required by each respective rental agreement due to construction delays, project scope increases or other project related issues. Future contractual minimum rental revenues as required by executed rental agreements as of December 31, 2014 are as follows (amounts in thousands):

2015	$12,318
2016	870
2017	78
Total minimum rental revenue	$13,266

5.	Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013
Land	$1,850	$1,850
Buildings and improvements	2,154	2,116
Automobiles, trucks, trailers and yard equipment	3,624	3,459
Information Systems equipment and software	2,642	2,530
Office equipment	173	160
Construction in progress	306	636
Total property and equipment	10,749	10,751
Less: accumulated depreciation	(6,136)	(5,546)
Property and equipment, net	$4,613	$5,205

The amount of costs incurred and capitalized for projects not yet completed was $0.3 million and $0.6 million at December 31, 2014 and 2013, respectively. The Company’s depreciation expense related to property and equipment was $0.8 million, $0.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation expense for property and equipment related to automobiles, trucks, trailers, yard equipment and machinery has been included in cost of revenues in the accompanying consolidated statements of operations as it is directly related to revenue generation while the remaining categories are included in other operating expenses.

6.	Loan Acquisition Costs

The Company capitalized $1.4 million of loan acquisition costs related to the amendments of the Essex Crane and Coast Crane Revolving Credit Facilities during the year ended December 31, 2014. The 2014 loan acquisition costs are being amortized over the remaining terms of the respective credit facilities. Approximately $0.3 million of unamortized loan acquisition costs related to the Essex Crane Revolving Credit Facility were charged to interest expense during the year ended December 31, 2014 due to a reduction in the borrowing capacity of the amended revolving credit facility.

The Company capitalized $6.8 million of loan acquisition costs related to the amendment of the Essex Crane and Coast Crane Revolving Credit Facilities during the year ended December 31, 2013. The 2013 loan acquisition costs are being amortized over the remaining term of the Essex Crane and Coast Crane Revolving Credit Facilities. Approximately $0.1 million of unamortized loan acquisition costs related to the Essex Crane Revolving Credit Facility were charged to interest expense during the year ended December 31, 2013 as the lenders related to these acquisition costs did not participate in the amended revolving credit facility.

Loan acquisition costs consist of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013
Gross carrying amount	$11,768	$10,626
Less: accumulated amortization	(6,636)	(4,531)
Loan acquisition costs, net	$5,132	$6,095

The Company’s loan acquisition costs amortized to interest expense for the years ended December 31, 2014, 2013 and 2012 were $2.4 million, $1.9 million and $0.9 million, respectively.

Estimated future amortization expense related to loan acquisitions costs at December 31, 2014 are as follows for the years ending December 31 (amounts in thousands):

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015	$2,384
2016	2,184
2017	260
2018	218
2019	86
Total	$5,132

7.	Intangible Assets

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

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets (amounts in thousands):

	December 31, 2014	December 31, 2013
Essex Crane customer relationship	784	784
Essex Crane trademark	804	804
Coast Crane customer relationship	1,500	1,500
Coast Crane trademark	600	600
Total intangible assets	3,688	3,688
Less: accumulated amortization	(2,953)	(2,619)
Intangible assets, net	735	1,069

The Company’s amortization expense associated with other intangible assets was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2014 (amounts in thousands):

2015	$324
2016	214
2017	197
Total	$735

8.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Principal Outstanding at		Weighted Average Interest as of	Maturity
	December 31, 2014	December 31, 2013	December 31, 2014	Date Ranges
		(Restated)
Essex Crane revolving credit facility - short-term	$118,611	$148,149	3.91%	October 2016
Coast Crane revolving credit facility - short-term	24,098	14,965	5.30%	March 2017
Coast Crane revolving credit facility - long-term	1,781	2,368	5.37%	March 2017
Essex Crane term loan	30,000	—	11.50%	May 2019
Coast Crane term loan	34,500	36,500	5.25%	March 2016 - March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	3,655	18.00%	October 2016
Purchase money security interest debt	6,652	1,975	5.33%	January 2016 - November 2019
Purchase money security interest debt - short-term	1,655	959	5.33%	within 1 year
Total debt obligations outstanding	$220,952	$210,571

Aggregate payments of principal on debt obligations outstanding at December 31, 2014 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows (amounts in thousands):

2015	$146,364
2016	4,882
2017	35,785
2018	1,417
2019	32,504
Total	$220,952

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

The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit, interest rate swaps and other reserves was approximately $135.3 million and $170.1 million as of December 31, 2014 and 2013, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $16.6 million and $21.9 million as of December 31, 2014 and 2013, respectively. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of approximately $2.7 million and $4.4 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, there was $1.5 million and $9.3 million, respectively, of available formulated collateral in excess of the maximum borrowing amounts of approximately $135.3 million and $170.1 million, respectively. As of December 31, 2014 and 2013, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.0 million and zero, respectively.

As of December 31, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.16% and 0.375%, respectively. As of December 31, 2013, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.15% and 0.375%, respectively. As of December 31, 2014, the LIBOR rate on the term loan was 0.15% with a LIBOR floor of 1.00%.

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

 Coast Crane Revolving Credit Facility

On March 12, 2013, Coast Crane entered into the Second Amended and Restated Credit Agreement (the "Coast Crane Revolving Credit Facility) to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed.

The Coast Crane Revolving Credit Facility provides certain limitations on net capital expenditures and a $3.7 million "first amendment reserve" (as defined in the Coast Crane Revolving Credit Facility) as well as a fixed charge coverage ratio requirement of not less than 1.20 to 1.00. The agreement also limits the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane can incur to $7.0 million for the year ended December 31, 2013 and $10.0 million thereafter.
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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At December 31, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.25%, 3.25% and 0.50%, respectively. At December 31, 2013, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.24%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million and $34.4 million as of December 31, 2014 and December 31, 2013, respectively. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $3.3 million and $8.2 million, respectively, after certain lender reserves of $5.8 million and $8.9 million as of December 31, 2014 and December 31, 2013, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of December 31, 2014 and December 31, 2013, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $36.5 million and $38.5 million, respectively. At December 31, 2014 and December 31, 2013, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. As of December 31, 2014 and 2013, the discount related to the fair value of the detachable warrants was fully amortized.

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

During the years ended December 31, 2014 and 2013, the Company made principal payments totaling $2.0 million and $1.6 million, respectively, to reduce the outstanding balance of the unsecured promissory notes. As of December 31, 2014 and 2013, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million and $3.7 million, respectively.

Interest accrued on the outstanding promissory notes at a per annum rate of 18.00% and 10.00% at December 31, 2014 and 2013, respectively, and is payable annually in arrears.

As a result of the errors in our Consolidated Balance Sheets discussed in Note 3, the Company was in technical default under the unsecured promissory notes. Such default was waived as of March 24, 2015 by the lenders under. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company's liquidity and operations.

Purchase Money Security Interest Debt

As of December 31, 2014, the Company's purchase money security interest debt consisted of the financing of nineteen pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. Nine of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to November 2019. As these loans are amortizing, approximately $1.7 million of the total $8.3 million in principal payments is due prior to December 31, 2015 and as such, this amount is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2014.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy.  During the year ended December 31, 2014, the Company had one interest rate cap outstanding. During the year ended December 31, 2012, the Company had four interest rate swaps outstanding, which involve receipt of variable-rate amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. There was no hedge ineffectiveness recognized during the year ended December 31, 2012.

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

Coast Crane Interest Rate Cap

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 8, 2014, the Company entered into an interest rate cap agreement with one of the lenders of its Coast Crane Revolving Credit Facility to limit its exposure to interest rate fluctuations. The cap agreement has a notional principal amount of $40.0 million and matures June 17, 2016. Under the agreement, the Company's exposure to increases in three-month LIBOR is limited to a maximum three-month LIBOR of 2.50%. The interest rate swap was not designated as a cash flow hedge. The change in fair value for the interest rate cap for the year ended December 31, 2014 was an unrealized loss of approximately $6,000, which is reported within interest expense of other income (expense) in the consolidated statement of operations.

 Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate cap was 5.49% and 4.41% at December 31, 2014 and 2013, respectively. The impact of the interest rate swaps resulted in an increase in interest expense of approximately $2.3 million for the year ended December 31, 2012.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2012 (amounts in thousands).  These amounts are presented as accumulated other comprehensive income (loss) (“OCI”).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Year Ended December 31, 2012
Interest Rate Swap	$(219)	Interest expense	$(1,876)	Other income / (expense)	$—

10.	Fair Value

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

The fair value of the Company’s total debt obligations was approximately $221.9 million and $212.0 million as of December 31, 2014 and 2013, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

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

11.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the year ended December 31, 2014 (amounts in thousands):

	Gains and Losses on Designated Cash Flow Hedge	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$11	$11
Other comprehensive income before reclassifications	—	40	40
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	40	40
Ending balance	$—	$51	$51
The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the year ended December 31, 2013 (amounts in thousands):

	Gains and Losses on Designated Cash Flow Hedge	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$10	$10
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	1	1
Ending balance	$—	$11	$11

The following table presents the Company's changes in accumulated other comprehensive income by component net of tax for the year ended December 31, 2012 (amounts in thousands):

	Gains and Losses on Designated Cash Flow Hedge	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,260)	$(11)	$(1,271)
Other comprehensive income (loss) before reclassifications	(135)	21	(114)
Amounts reclassified from accumulated other comprehensive income	1,395	—	1,395
Net current period other comprehensive income	1,260	21	1,281
Ending balance	$—	$10	$10

The following table presents the impact of the reclassifications from accumulated other comprehensive income on the consolidated statement of operations for the year ended December 31, 2012 (amounts in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Losses on designated cash flow hedge
Interest rate swap	$(2,293)	Interest Expense
Tax benefit	898	Benefit for Income Taxes
Effect on net loss	$(1,395)	Net Loss

12.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(11,201)	$(9,645)	$(12,653)
Weighted average shares outstanding:
Basic	24,806	24,660	24,545
Effect of dilutive securities:
Warrants	—	—	—
Options	—	—	—
Diluted	24,806	24,660	25,545
Basic earnings (loss) per share	$(0.45)	$(0.39)	$(0.52)
Diluted earnings (loss) per share	$(0.45)	$(0.39)	$(0.52)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the years ended December 31, 2014, 2013 and 2012 are 493,671, respectively, weighted average shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. The Retained Interests were converted into common stock on April 17, 2014. Diluted EPS adjusts basic EPS for the effects of Warrants, Units and Options; only in the periods in which such effect is dilutive.

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

The weighted average restricted stock outstanding that could be converted into 33,523, 5,411 and 83,469 common shares for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero, 55,235 and zero common shares for the the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average warrants outstanding that could be converted into 72,797 and 89,745 common shares for the years ended December 31, 2013 and 2012 were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of December 31, 2014 and 2013, there were 1,336,365 and 1,213,879 stock options, respectively, outstanding which are exercisable at weighted average exercise prices of $4.43 and $4.87, respectively.

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

The Company files income tax returns in the United States federal jurisdiction and in most state jurisdictions. The Company is subject to U. S. federal and state income tax examinations for years 2011 through 2014, however net operating loss carry-forwards from years prior to 2011 also remain open to examination as part of any year utilized in the future. Coast Crane Ltd. is subject to Canadian income tax examinations for the years 2008 through 2013.

At December 31, 2014, the Company had unused federal net operating loss carry-forwards totaling approximately $148.3 million that begin expiring in 2021. At December 31, 2014, the Company also had unused state net operating loss carry-forwards totaling approximately $77.4 million that expire between 2015 and 2034. The Company had unused federal net operating loss carry-forwards of approximately $143.8 million and unused state net operating loss carry-forwards of approximately $77.3 million at December 31, 2013.

Income tax (benefit) expense consists of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income taxes:
Federal	$22	$29	$9
State and local	63	80	161
Foreign	2	54	(113)
Deferred income taxes:
Federal	(5,797)	(3,706)	(6,452)
State and local	(1,093)	(1,336)	595
Foreign	(116)	(185)	101
Benefit applied to reduce other identifiable intangibles	—	—	135
Total income tax (benefit) expense	$(6,919)	$(5,064)	$(5,564)

The Company's current income tax expense for the year ended December 31, 2014 relates primarily to Canadian withholding taxes and Texas audit assessments. The Company's deferred income tax benefit for the year ended December 31, 2014 relates primarily to an increase in net operating loss carry-forwards, reduced by an increase in deferred tax liability for rental equipment and other property and equipment.

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

The following table provides a reconciliation between the federal statutory tax rate and the Company’s actual effective tax rate (amounts in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	3.7%	5.5%	(2.8)%
Stock option shortfalls	(0.1)%	(4.5)%	—%
Foreign tax differential	(0.2)%	(0.8)%	—%
Canadian withholding taxes	(0.1)%	(0.9)%	—%
Adjustments to previously recognized deferred tax assets	—%	—%	(2.1)%
Meals, entertainment and other	(0.1)%	0.1%	0.4%
Effective income tax rate	38.2%	34.4%	30.5%

The Company's effective tax rate for the year ended December 31, 2014 was lower than the statutory rate primarily due to the impact of foreign tax differential, stock option shortfalls and Canadian withholding taxes.

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (amounts in thousands):

	For the Year Ended December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carry-forwards	$57,105	$55,826
Accrued expenses	3,299	3,416
Goodwill and other intangibles	1,185	2,649
Stock based compensation	1,686	1,598
Accounts receivable	1,322	1,096
Tax credits and other	692	597
Total deferred tax assets, gross	65,289	65,182
Valuation allowance	(838)	(798)
Total deferred tax assets, net	64,451	64,384

Deferred tax liabilities:
Rental equipment, property and equipment and other	(95,435)	(102,374)
Other deferred tax liabilities	1	(1)
Total deferred tax liabilities	(95,434)	(102,375)

Net deferred tax liabilities	$(30,983)	$(37,991)

	For the Years Ended December 31,
	2014	2013
Amounts included in the consolidated balance sheets:
Current deferred tax assets	$3,504	$2,878
Long-term deferred tax liabilities	(34,487)	(40,869)
Net deferred tax liabilities	$(30,983)	$(37,991)

At December 31, 2014, the Company has federal net operating loss carry-forward totaling approximately $148.3 million that begin expiring on December 31, 2021. The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company determined it is more likely than not that it will realize the federal deferred tax assets due to the reversal of federal deferred tax liabilities. The federal deferred tax liabilities significantly exceed the federal deferred tax assets and based on the reversing pattern the Company has concluded that substantially all of the federal deferred tax liabilities are expected to reverse and be a sufficient source of future federal taxable income within the period of time available for existing net operating loss carry-forwards and other federal deferred tax assets. The federal deferred tax liability is of the same character as the differences giving rise to the federal deferred tax assets. Also, if the Company experiences substantial changes in ownership, the net operating loss carry-forwards would be subject to an annual limitation pursuant to Section 382 which may impact the realization of the net operating loss carry-forwards. The Company does not believe that the realization of the prior year net operating loss carry-forwards are impacted by a Section 382 limitation.

The Company also has state net operating loss carry-forwards totaling approximately $77.4 million at December 31, 2014. The Company increased its valuation allowance related to state net operating loss carry-forwards by $0.1 million during the year ended December 31, 2014. The state deferred tax liabilities significantly exceed the state deferred tax assets and based on the reversing pattern the Company has concluded that substantially all of the state deferred tax liabilities are expected to reverse within the period of time available to fully utilize all State deferred tax assets except for certain State net operating losses, with shorter expirations. Based on the reversing schedule performed on a state by state basis the Company has concluded that a valuation allowance of $0.8 million is required. These states required a valuation allowance because the net operating loss carry-forward periods range from five to fifteen years and are expected to expire before being utilized, based upon the scheduled reversal of the deferred tax liabilities. The Company has had net operating losses in these states in the past and limited apportionment currently

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in these states. Finally, the Company is not relying upon tax planning strategies as the Company has not identified any tax planning strategies that are prudent, feasible and available.

The following table presents the estimated future net operating loss expiration schedule by date and jurisdiction for each of the subsequent ten years and thereafter as of December 31 (amounts in thousands):

	Jurisdiction
	Federal	State
December 31, 2015	—	1,267
December 31, 2016	—	3,424
December 31, 2017	—	6,049
December 31, 2018	—	3,649
December 31, 2019	—	4,300
December 31, 2020	—	2,111
December 31, 2021	2	7,909
December 31, 2022	11,424	8,452
December 31, 2023	14,238	5,385
December 31, 2024	15,496	6,555
Thereafter	107,149	28,277
Total	148,309	77,378

The Company also has remaining excess tax goodwill of approximately $3.1 million as of December 31, 2014 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted on the tax return over the remaining three year term. However, the excess tax goodwill is unrecorded for book purposes and cannot be used as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million at December 31, 2013.

The Company had approximately $0.1 million and $0.1 million of unrecognized tax benefits, net of federal income tax benefit, at December 31, 2014 and 2013, respectively, all of which will impact the Company's effective tax rate if recognized.

A reconciliation of the approximate beginning and ending amounts of gross unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$100	$100
Increase for changes to tax positions in prior years, net	—	—
Balance at end of year	$100	$100

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company had no accrual for interest and penalties for the years ended December 31, 2014, 2013, and 2012 as the Company has significant net operating loss carry-forwards which would be reduced if any payment were due under audit.

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

Stock Options

The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the service period of the award. The Company has granted to certain key members of management options to purchase the following shares by grant date during the year ended December 31, 2014:

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

The following table presents the assumptions used in the Black-Scholes option pricing model and the resulting option fair values by grant date during the year ended December 31, 2014 (amounts in thousands, except per share data):

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

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the stock option activity for the years ending December 31, 2014, 2013 and 2012:

	Stock Options
	Common Shares Subject to Options	Weighted Average Exercise Price
Balance at December 31, 2011	1,474,719	$5.45
Granted	—	—
Exercised	—	—
Expired/forfeited	—	—
Balance at December 31, 2012	1,474,719	5.45
Granted	175,000	3.73
Exercised	—	—
Expired/forfeited	(435,840)	6.39
Balance at December 31, 2013	1,213,879	4.87
Granted	247,838	2.81
Exercised	—	—
Expired/forfeited	(125,352)	5.45
Balance at December 31, 2014	1,336,365	$4.43

The following table summarizes information regarding options outstanding and exercisable at December 31, 2014:

	Options Outstanding (1)			Options Exercisable (2)
	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
2008 Options Grant	516,975	3.97	$4.50	516,975
2010 Options Grant	41,308	5.22	6.45	41,308
2011 Options Grant	355,244	6.04	5.58	355,244
2013 Options Grant	175,000	8.65	3.73	58,333
2014 Options Grant	247,838	8.78	2.81	—
	1,336,365	6.06	$4.43	971,860	5.06	$4.93
Vested and expected to vest as of December 31, 2014	1,336,365	6.06	$4.43

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2014 is zero calculated using the Company's closing share price of $1.32.

(2)	The aggregate intrinsic value of options exercisable as of December 31, 2014 is zero calculated using the Company's closing share price of $1.32.

There were 1,213,879 and 1,474,719 options outstanding at December 31, 2013 and 2012, respectively with weighted average exercise prices of $4.87 and $5.45, respectively. There were 897,629 and 1,030,230 options exercisable at December 31, 2013 and 2012, respectively, with weighted average exercise prices of $4.98 and $5.26, respectively.

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares of Common Stock

On June 27, 2014, the Company granted to key members of management 51,640 shares of restricted common stock with an aggregate grant date fair value of approximately $0.1 million. One-third of the restricted shares are scheduled to vest on June 27, 2015, June 27, 2016 and June 27, 2017, respectively, and as such, no shares were vested as of December 31, 2014.

On November 15, 2013, the Company granted to a key member of management 50,000 shares of restricted common stock with an aggregate grant date fair value of $0.2 million. One-third of the restricted shares vested on November 15, 2014 and an additional one-third are scheduled to vest on November 15, 2015 and November 15, 2016, respectively, and as such, 16,667 shares were vested as of December 31, 2014.

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $0.3 million. One-third of the restricted shares vested on June 18, 2014 and an additional one-third of the restricted shares are scheduled to vest on June 18, 2015 and June 18, 2016, respectively, and as such, 22,500 shares were vested as of December 31, 2014.

On January 3, 2011, the Company granted to certain employees 166,943 shares of restricted common stock with an aggregate grant date fair value of $0.9 million. One half of these restricted shares vested on January 3, 2012 and the remainder vested on January 3, 2013, and as such, 166,943 were vested as of December 31, 2014.

The table below summarizes the restricted shares activity for the years ending December 31, 2014, 2013 and 2012:

	Restricted Shares
	Common Shares Subject to Grants	Weighted Average Fair Value
Balance at December 31, 2011	166,943	$5.55
Granted	—	—
Vested	(83,474)	5.55
Expired/forfeited	—	—
Balance at December 31, 2012	83,469	5.55
Granted	117,500	3.73
Vested	(83,469)	5.55
Expired/forfeited	—	—
Balance at December 31, 2013	117,500	3.73
Granted	51,640	2.51
Vested	(39,167)	3.73
Expired/forfeited	—	—
Balance at December 31, 2014	129,973	$3.25

The Company recorded approximately $0.4 million, $1.4 million and $1.5 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively. There was approximately $0.9 million and $0.7 million of total unrecognized compensation cost as of December 31, 2014 and 2013, respectively, related to non-vested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

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

The Company issued 45,719, 43,715 and 56,868 shares of common stock for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the years ended December 31, 2014, 2013 and 2012, respectively. The Company issued 3,155 shares of common stock for services provided by one member of the Board of Directors during the year ended December 31, 2014. The Company issued 8,352 shares of common stock to certain members of management in lieu of cash compensation during the year ended December 31, 2014. The Company issued 39,167, 83,469 and 83,474 shares of restricted common stock to the certain employees during the years ended December 31, 2014, 2013 and 2012, respectively. The Company withheld 15,293, 29,489 and 12,616 common shares to cover the employee tax obligation related to the restricted shares issuance for the years ended December 31, 2014, 2013 and 2012, respectively. The Company issued 90,000 shares of common stock upon the exercise of warrants in exchange for cash proceeds of $900 during the year ended December 31, 2013.

16.	Segment Information

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	For The Years Ended December 31,
	2014	2013	2012
		(Restated)	(Restated)
Segment revenues
Essex Crane equipment rentals	$40,429	$33,941	$35,415
Coast Crane equipment rentals	32,781	31,004	35,816
Equipment distribution	9,930	11,212	4,087
Parts and service	20,309	19,380	22,942
Total revenues	$103,449	$95,537	$98,260
Segment gross profit
Essex Crane equipment rentals	$4,336	$4,787	$4,902
Coast Crane equipment rentals	11,438	11,029	10,020
Equipment distribution	486	1,046	16
Parts and service	5,431	5,326	6,394
Total gross profit	$21,691	$22,188	$21,332

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	December 31,
	2014	2013
		(Restated)
Segment identified assets
Essex Crane equipment rentals	$208,777	$225,501
Coast Crane equipment rentals	83,561	83,107
Equipment distribution	12,494	4,410
Parts and service	7,277	4,765
Total segment identified assets	312,109	317,783
Non-segment identified assets	13,781	14,993
Total assets	$325,890	$332,776

The Company operates primarily in the United States. Our sales to international customers for the year ended December 31, 2014 were 6.3% of total revenues. Sales to customers in Canada represented 4.9% of total revenues for the year ended December 31, 2014. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below. Within the Essex Crane equipment rentals segment and for the year ended December 31, 2014, one customer individually accounted for approximately 19.9% of revenues on a segmented basis. The concentration of revenues from this customer within the equipment rentals segment is directly attributable to the number of pieces of equipment on rent and the high average monthly rental rates for those pieces of equipment. Within the equipment distribution segment and for the year ended December 31, 2014, one customer individually accounted for approximately 11.7% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the year ended December 31, 2013 were 9.6% of total revenues. Sales to customers in Canada represented 8.4% of total revenues for the years ended December 31, 2013. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below. Within the equipment distribution segment and for the year ended December 31, 2013, one customer individually accounted for approximately 25.3% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the year ended December 31, 2012 were 12.2% of total revenues. Sales to customers in Canada represented 10.1% of total revenues for the years ended December 31, 2012. No one customer accounted for more than 10% of our revenues on an overall or segmented basis except as described below. Within the equipment distribution segment and for the year ended December 31, 2012, four customers individually accounted for approximately 14.2%, 13.8%, 12.6% and 11.6% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at December 31, 2014 totaled approximately $3.9 million, including long-lived assets totaling approximately $2.8 million. At December 31, 2013, total assets located in Canada totaled approximately $4.5 million, including long-lived assets totaling approximately $3.5 million.

17.	Commitments, Contingencies and Related Party Transactions

The Company leases real estate and office equipment under operating leases which continue through 2018.  The Company’s rent expense under non-cancelable operating leases totaled $2.9 million, $2.6 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Table of Contents	ESSEX RENTAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments for the Company’s non-cancellable operating leases at December 31, 2014 are as follows (amounts in thousands):

2015	$2,203
2016	1,301
2017	545
2018	411
2019	95
Total	$4,555

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Chairman of the Board of Directors. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company agreed to pay such entity approximately $8,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. Effective November 7, 2014, the Company has agreed to pay such entity approximately$11,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the years ended December 31, 2014, 2013 and 2012 include $0.1 million, $0.1 million and $0.1 million, respectively, of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.7 million, respectively, at December 31, 2014. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.3 million and $2.0 million, respectively, at December 31, 2013.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

18.	401(k) Profit Sharing Plan and Medical Benefits

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code available to all eligible employees.  The plan requires the Company to match 100% of the first 3% of a participant’s contributions and match 50% of the next 2% of a participant’s contributions thereby totaling a maximum matching of 4% if an employee contributes 5% of their compensation.  These contributions vest immediately upon contribution.  The Company's 401(k) contributions were $0.6 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

The Company provides medical benefits to its employees and their dependents and is self-insured for Essex Crane employees for annual individual claims of up to $90,000, at which time a stop loss insurance policy covers any excess.

19.	Concentrations

A substantial portion of purchases of rental equipment, new equipment and majority of spare parts come from five vendors.  The loss of one or more of these vendors is not expected to have a material negative impact on operations as there are other manufacturers and sources from which the Company may acquire rental equipment and spare parts, if necessary.

20.	Summarized Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial results of operations for the years ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	(Restated)	(Restated)	(Restated)
Total revenues	$21,086	$24,509	$29,581	$28,273
Gross profit	4,182	5,273	6,517	5,719
Loss from operations	(1,995)	(810)	(388)	(601)
Loss before benefit for income taxes	(5,108)	(4,322)	(4,232)	(4,458)
Net loss	(3,169)	(2,741)	(2,398)	(2,893)
Basic net loss per share (1)	$(0.13)	$(0.11)	$(0.10)	$(0.12)
Diluted net loss per share (1)	$(0.13)	$(0.11)	$(0.10)	$(0.12)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$25,065	$25,213	$22,808	$22,451
Gross profit	5,723	6,363	5,456	4,646
Loss from operations	(642)	(208)	(518)	(1,860)
Loss before benefit for income taxes	(3,268)	(3,405)	(2,933)	(5,103)
Net loss	(2,162)	(1,932)	(1,903)	(3,648)
Basic net loss per share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.15)
Diluted net loss per share (1)	$(0.09)	$(0.08)	$(0.08)	$(0.15)

(1)	Due to the method used in calculating per share data, the summation of the quarterly per share data may not necessarily total to the per share data computed for the entire year.

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