Form 10-Q
period 2015-03-31
Essex Rental Corp.
filed 2015-05-07
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

24,935,600 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on April 30, 2015.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of Essex Rental Corp. (“Essex Rental”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex Rental’s expectations include, without limitation, the continued ability of Essex Rental to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex Rental provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third-party suppliers, our indebtedness which could limit our operational and financial flexibility, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. Essex Rental assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

ESSEX RENTAL CORP. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$688	$1,087
Accounts receivable, net of allowances for doubtful accounts and credit memos of $3,496 and $3,019, respectively	17,843	16,981
Other receivables	1,624	1,700
Deferred tax assets	3,620	3,504
Inventory
Retail equipment	12,787	12,030
Retail spare parts, net	1,749	1,725
Rental equipment, held for sale	790	790
Prepaid expenses and other assets	1,759	1,516
TOTAL CURRENT ASSETS	40,860	39,333

Rental equipment, net	265,262	270,465
Property and equipment, net	4,667	4,613
Spare parts inventory, net	3,854	3,816
Identifiable finite lived intangibles, net	651	735
Goodwill	1,796	1,796
Loan acquisition costs, net	4,549	5,132

TOTAL ASSETS	$321,639	$325,890

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,994	$4,966
Accrued employee compensation and benefits	1,578	2,008
Accrued taxes	3,291	3,694
Accrued interest	897	870
Accrued other expenses	1,520	1,031
Unearned rental revenue	2,035	1,849
Customer deposits	228	350
Revolving credit facilities - short-term	144,391	142,709
Term loan - short-term	2,000	2,000
Purchase money security interest debt - short-term	1,556	1,655
Capital lease obligation - short-term	49	35
TOTAL CURRENT LIABILITIES	161,539	161,167

LONG-TERM LIABILITIES
Revolving credit facility	2,381	1,781
Term loans	64,000	64,500
Promissory notes	1,655	1,655
Purchase money security interest debt	7,227	6,652
Deferred tax liabilities	32,365	34,487
Capital lease obligation	223	162
TOTAL LONG-TERM LIABILITIES	107,851	109,237

TOTAL LIABILITIES	269,390	270,404

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,935,600 shares at March 31, 2015 and 24,824,614 shares at December 31, 2014	2	2
Paid in capital	126,772	126,510
Accumulated deficit	(74,634)	(71,077)
Accumulated other comprehensive income	109	51
TOTAL STOCKHOLDERS' EQUITY	52,249	55,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,639	$325,890

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
REVENUES
Equipment rentals	$12,045	$11,044
Retail equipment sales	2,822	1,301
Used rental equipment sales	1,024	2,319
Retail parts sales	1,926	2,167
Transportation	1,424	1,773
Equipment repairs and maintenance	2,825	2,482
TOTAL REVENUES	22,066	21,086

COST OF REVENUES
Salaries, payroll taxes and benefits	2,981	2,544
Depreciation	4,441	4,604
Retail equipment sales	2,601	1,150
Used rental equipment sales	753	1,919
Retail parts sales	1,566	1,742
Transportation	1,266	1,776
Equipment repairs and maintenance	2,625	2,377
Yard operating expenses	839	792
TOTAL COST OF REVENUES	17,072	16,904

GROSS PROFIT	4,994	4,182

Selling, general and administrative expenses	6,438	5,919
Other depreciation and amortization	173	258
LOSS FROM OPERATIONS	(1,617)	(1,995)

OTHER INCOME (EXPENSES)
Other income	1	11
Interest expense	(3,817)	(2,972)
Foreign currency exchange losses	(336)	(152)
TOTAL OTHER INCOME (EXPENSES)	(4,152)	(3,113)

LOSS BEFORE INCOME TAXES	(5,769)	(5,108)

BENEFIT FOR INCOME TAXES	(2,213)	(1,939)

NET LOSS	$(3,556)	$(3,169)

Weighted average shares outstanding:
Basic	24,920,802	24,789,338
Diluted	24,920,802	24,789,338

Loss per share:
Basic	$(0.14)	$(0.13)
Diluted	$(0.14)	$(0.13)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,556)	$(3,169)

Other comprehensive income
Foreign currency translation adjustments	58	11
Other comprehensive income	58	11

Comprehensive loss	$(3,498)	$(3,158)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,556)	$(3,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	4,530	4,778
Amortization of loan acquisition costs and other intangibles	662	579
Gain on sale of rental equipment	(271)	(400)
Deferred income taxes	(2,266)	(1,958)
Share based compensation expense	116	81
Changes in operating assets and liabilities:
Accounts receivable, net	(638)	(189)
Other receivables	76	287
Prepaid expenses and other assets	(243)	(80)
Retail equipment inventory	(757)	(686)
Spare parts inventory	(73)	(281)
Accounts payable and accrued expenses	(274)	237
Unearned rental revenue	186	171
Customer deposits	(122)	(91)
Total change in operating assets and liabilities	(1,845)	(632)

NET CASH USED IN OPERATING ACTIVITIES	(2,630)	(721)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(61)	(591)
Purchases of property and equipment	(169)	(64)
Accounts receivable from rental equipment sales	(224)	804
Proceeds from sale of rental equipment	1,024	2,319

NET CASH PROVIDED BY INVESTING ACTIVITIES	570	2,468

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	25,309	21,378
Payments on revolving credit facilities	(23,027)	(22,832)
Payments on term loans	(500)	(500)
Payments on purchase money security interest debt	(478)	(229)
Payments on capital lease obligation	(10)	—
Payments for loan acquisition costs	—	(36)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,294	(2,219)

Effect of exchange rate changes on cash and cash equivalents	367	153

NET DECREASE IN CASH AND CASH EQUIVALENTS	(399)	(319)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,087	1,349

CASH AND CASH EQUIVALENTS, END OF PERIOD	$688	$1,030

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$147	$150
Equipment obtained through capital lease	$85	$—
Equipment purchased directly through short-term debt obligation	$56	$525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,207	$2,972
Cash (received) paid for income taxes, net	$(11)	$18
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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Significant Accounting Policies

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of our significant accounting policies.

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

Fair Value of Financial Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third-party quotes. Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

During the three months ended March 31, 2015 and as a result of continuing losses and depressed utilization rates, the Company determined that a triggering event had occurred at Essex Crane, which caused the Company to determine if an impairment of these long-lived assets to be held and used was necessary.

Application of the long-lived asset to be held and used impairment test requires judgment, including the identification of the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets to be held and used. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within each specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets to be held and used by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for assets to be held and used as of March 31, 2015.

The Company also assessed whether a triggering event for potential impairment of its Coast Crane equipment assets existed, and it was determined that no such event occurred for these assets during the three months ended March 31, 2015.

Long-lived Assets - Held for Sale

During the three months ended September 30, 2014, the Company agreed to terms to sell certain traditional crawler crane rental equipment assets. Under the agreed upon terms, the rental equipment assets, in their current condition, were or will be sold in three groups with the first group sale completed during the three months ended September 30, 2014, the second group sale completed during the three months ended December 31, 2014 and the remaining group sale expected to be completed during the three months ended June 30, 2015. As a result of the agreed upon sales terms, the Company has determined that these long-lived rental equipment assets shall be classified as held for sale. The held for sale assets are classified within the Company's Essex Crane equipment rentals segment.

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

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance for the presentation of debt issuance costs on an entity's balance sheet. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The guidance is effective for fiscal years beginning after December 15, 2015, and interim reporting periods within those years (early adoption is permitted for financial statements that have not been previously issued). Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial results.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Liquidity

The Company has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry and recurring losses in recent years. The Company anticipates its current cash resources, availability under its revolving credit facilities, and cash to be generated from operations in 2015 and the three months ended March 31, 2016 will be adequate to meet the Company's liquidity needs for at least the next twelve months. As discussed further in Note 4 of these consolidated financial statements, the Company is obligated to make principal payments on outstanding debt totaling approximately $3.6 million during the next twelve months. As of March 31, 2015, availability under the Essex Crane borrowing base calculation was approximately $1.8 million and availability under the Coast Crane borrowing base calculation was approximately $0.5 million. If cash generated from operations is not materially consistent with management’s plans, the Company may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs. The Company may not be able to refinance its indebtedness on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as asset divestitures, seeking additional equity or reducing or delaying capital expenditures, any of which could have an adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Goodwill of $1.8 million was recorded associated with the acquisition of Coast Crane's assets on November 24, 2010 for the excess of the total consideration transferred over the fair value of identifiable assets acquired, net of liabilities assumed.

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets (amounts in thousands):

	March 31, 2015	December 31, 2014
Essex Crane customer relationship	$784	$784
Essex Crane trademark	804	804
Coast Crane customer relationship	1,500	1,500
Coast Crane trademark	600	600
Total intangible assets	3,688	3,688
Less: accumulated amortization	(3,037)	(2,953)
Intangible assets, net	$651	$735

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s amortization expense associated with other intangible assets was approximately $0.1 million for each of the three month periods ended March 31, 2015 and 2014.

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2015 for the years ended December 31st (amounts in thousands):

2015	$240
2016	214
2017	197
Total	$651

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of March 31, 2015
	March 31, 2015	December 31, 2014		Maturity Dates
Essex Crane revolving credit facility - short-term	$119,929	$118,611	3.94%	October 2016
Coast Crane revolving credit facility - short-term	24,462	24,098	5.31%	March 2017
Coast Crane revolving credit facility - long-term	2,381	1,781	5.37%	March 2017
Essex Crane term loan	30,000	30,000	11.50%	May 2019
Coast Crane term loan	34,000	34,500	5.25%	June 2016 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	1,655	18.00%	October 2016
Purchase money security interest debt	7,227	6,652	5.44%	April 2016 to March 2022
Purchase money security interest debt - short-term	1,556	1,655	5.44%	within 1 year
Total debt obligations outstanding	$223,210	$220,952

Aggregate payments of principal on debt obligations outstanding as of March 31, 2015 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows:

2015	$147,153
2016	5,001
2017	36,510
2018	1,551
2019 and thereafter	32,995
Total	$223,210

Essex Crane Revolving Credit Facility

On May 13, 2014, Essex Crane entered into a Fourth Amended and Restated Credit Agreement (the “Essex Crane Revolving Credit Facility”). The credit facility provides for a revolving loan in the amount of $145.0 million, with a $20.0 million aggregate sublimit for letters of credit, and a $30.0 million term loan. Essex Crane may borrow on the revolving loan an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the credit agreement. The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $130.0 million beginning on February 28, 2016. The revolving loan and term loan mature on October 31, 2016 and May 13, 2019, respectively.

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
The Essex Crane Revolving Credit Facility requires Essex Crane to maintain a trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00. Additionally, Essex Crane must generate net cash proceeds, through the sale of certain assets, of not less than $8.0 million by March 31, 2016 with not less than $3.0 million of net cash proceeds generated by March 31, 2015. The Company's cash proceeds from the sale of certain assets as of March 31, 2015 exceeded the required minimum proceeds outlined in the Essex Crane Revolving Credit Facility. The Essex Crane Revolving Credit Facility also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness, of up to $1.5 million outstanding at any time, subject to certain provisions set forth in the Essex Crane Revolving Credit Facility.
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

The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit and other reserves was approximately $135.7 million and $135.3 million as of March 31, 2015 and December 31, 2014, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $15.7 million and $16.6 million as of March 31, 2015 and December 31, 2014, respectively. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of approximately $1.8 million and $2.7 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, there was $1.9 million and $1.5 million, respectively, of available formulated collateral in excess of the maximum borrowing amounts of approximately $135.7 million and $135.3 million, respectively. As of March 31, 2015 and December 31, 2014, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.0 million.

As of March 31, 2015, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.18% and 0.375%, respectively. As of December 31, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.16% and 0.375%, respectively. As of March 31, 2015 , the LIBOR rate on the term loan was 0.18% with a LIBOR floor of 1.00%. As of December 31, 2014, the LIBOR rate on the term loan was 0.15% with a LIBOR floor of 1.00%.

Essex Crane was in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility as of March 31, 2015. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

The Essex Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box. As a result, the Essex Crane Revolving Credit Facility is classified as a short-term obligation within the Company's Consolidated Balance Sheets.

 Coast Crane Revolving Credit Facility

On March 12, 2013, Coast Crane entered into a Second Amended and Restated Credit Agreement (the "Coast Crane Revolving Credit Facility) to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million each quarter beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Coast Crane Revolving Credit Facility provides certain limitations on net capital expenditures and a $3.7 million "first amendment reserve" (as defined in the Coast Crane Revolving Credit Facility) as well as a fixed charge coverage ratio requirement of not less than 1.20 to 1.00. The agreement also limits the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane can incur to $10.0 million.

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

On April 29, 2014, Coast Crane entered into a Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement. The purpose of the Second Amendment is to adjust the minimum fixed charge coverage ratio requirement to 0.88 to 1.00, 1.00 to 1.00 and 1.10 to 1.00 from 1.20 to 1.00, for the trailing twelve month periods ended April 30, 2014, May 31, 2014 and June 30, 2014, respectively. The minimum required fixed charge coverage ratio for the trailing twelve month periods ending July 31, 2014 and thereafter remains 1.20 to 1.00. In addition, the Second Amendment waived any event of default arising from Coast Crane’s breach of the minimum 1.20 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended March 31, 2014, so long as the fixed charge coverage ratio for such period was at least equal to 1.00 to 1.00. Further, under the amendment, Coast Crane was and is required to achieve a minimum trailing twelve month EBITDA threshold as of the last day of the month of $7.7 million for March 2014 through August 2014; $7.9 million for September 2014 through November 2014; $8.0 million for December 2014 through February 2015; $8.2 million for March 2015 through May 2015; and $8.3 million for June, 2015 and thereafter. All other terms of the February 21, 2014 amendment and restatement remained in effect following such amendment.

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations is payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At March 31, 2015, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.27%, 3.25% and 0.50%, respectively. At December 31, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.25%, 3.25% and 0.50%, respectively.

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million as of March 31, 2015 and December 31, 2014. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $0.5 million and $3.3 million as of March 31, 2015 and December 31, 2014, respectively, after certain lender reserves of $7.1 million and $5.8 million as of March 31, 2015 and December 31, 2014, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of March 31, 2015 and December 31, 2014, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $36.0 million and $36.5 million, respectively. At March 31, 2015 and December 31, 2014, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane was in compliance with the covenants and other provisions set forth in the Coast Crane Revolving Credit Facility as of March 31, 2015. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. As of March 31, 2015 and December 31, 2014, the discount related to the fair value of the detachable warrants was fully amortized.

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

As of March 31, 2015 and December 31, 2014, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million.

Beginning on January 1, 2014, including the three month period ended March 31, 2015 and the year ended December 31, 2014, interest accrues on the outstanding promissory notes at a per annum rate of 18.00% and is payable annually in arrears.

Purchase Money Security Interest Debt

As of March 31, 2015, the Company's purchase money security interest debt consisted of the financing of twenty pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. Ten of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

obligations are secured by the equipment purchased and have maturity dates that range from September 2015 to March 2022. As these loans are amortizing, approximately $1.6 million of the total $8.8 million in principal payments is due prior to March 31, 2016 and as such, this amount is classified as a current liability in the accompanying Consolidated Balance Sheets as of March 31, 2015.

As of December 31, 2014, the purchase money security interest debt consisted of the financing of nineteen pieces of equipment with an outstanding balance of approximately $8.3 million. The interest rates at December 31, 2014 ranged from LIBOR plus 3.25% to LIBOR plus 5.38% for ten of the debt obligations.  Nine of the debt obligations accrued interest at rates that range from 3.59% to 8.29% as of December 31, 2014.

5.	Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.  During the three months ended March 31, 2015, the Company had one interest rate cap outstanding.

Coast Crane Interest Rate Cap

On October 8, 2014, the Company entered into an interest rate cap agreement with one of the lenders of its Coast Crane Revolving Credit Facility to limit its exposure to interest rate fluctuations. The cap agreement has a notional principal amount of $40.0 million and matures on June 17, 2016. Under the agreement, the Company's exposure to increases in three-month LIBOR is limited to a maximum three-month LIBOR of 2.50%. The interest rate swap was not designated as a cash flow hedge. The change in fair value for the interest rate cap for the three months ended March 31, 2015 was an unrealized loss of approximately $6,000, which is reported within interest expense of other income (expense) in the Consolidated Statement of Operations.

 Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate cap was 5.50% and 5.49% at March 31, 2015 and December 31, 2014, respectively.

6.	Fair Value

The FASB issued a statement on Fair Value Measurements which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets;

•	Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s total debt obligations was approximately $224.1 million and $221.9 million as of March 31, 2015 and December 31, 2014, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third-party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income related to foreign currency translation adjustments for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$51	$11
Other comprehensive income (loss) before reclassifications	58	11
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	58	11
Ending balance	$109	$22

8.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except share and per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,556)	$(3,169)
Weighted average shares outstanding:
Basic	24,920,802	24,789,338
Effect of dilutive securities:
Options	—	—
Restricted Stock	—	—
Diluted	24,920,802	24,789,338

Basic earnings (loss) per share	$(0.14)	$(0.13)
Diluted earnings (loss) per share	$(0.14)	$(0.13)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the three months ended March 31, 2014 are 493,671 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. The retained interests were converted to common stock on April 17, 2014. Diluted EPS adjusts basic EPS for the effects of options and restricted stock; only in the periods in which such effect is dilutive.

The weighted average restricted stock outstanding that could be converted into 27,949 and 16,608 common shares for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero common shares

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for each of the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of March 31, 2015 and 2014, there were 1,336,365 and 1,313,879 stock options outstanding, respectively, which are exercisable at weighted average exercise prices of $4.43 and $4.75, respectively.

9.	Income Taxes
The Company’s effective tax rate of 38.4% for the three months ended March 31, 2015 was higher than the statutory federal rate primarily due to discrete items such as changes in state valuation allowances and state tax audit activity. The Company’s effective tax rate of 38.0% for the three months ended March 31, 2014 was higher than the statutory federal rate due to state taxes and discrete items such as changes in the state valuation allowances and state tax audit activity.

As of March 31, 2015, the Company has unused federal net operating loss carry-forwards totaling approximately $155.4 million that begin expiring in 2022. As of March 31, 2015, the Company also has unused state net operating loss carry-forwards totaling approximately $81.1 million, which expire between 2015 and 2036. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. As of December 31, 2014, the Company had unused federal and state net operating loss carry-forwards totaling approximately $148.3 million and $77.4 million, respectively.

 The Company also has remaining excess tax goodwill of approximately $3.1 million as of March 31, 2015 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2014.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2011.

The Company had unrecognized tax benefits of approximately $0.1 million as of March 31, 2015 primarily associated with tax positions taken in a prior years. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2014. The Company did not incur any interest expense related to uncertain tax positions for the three months ended March 31, 2015 and 2014.

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

Stock Options

The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the service period of the award. The Company did not grant options to purchase shares during the three months ended March 31, 2015. The Company granted to certain key members of management options to purchase the following shares by grant date during the three months ended March 31, 2014:

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Grant Date
March 13, 2014
Options granted	100,000
Exercise price per share	$3.26
Service period	3 years
Option life	10 years

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

The following table presents the assumptions used in the Black-Scholes option pricing model and the resulting option fair values by grant date during the three months ended March 31, 2014 (amounts in thousands, except per share data):

Grant Date
March 13, 2014
Expected dividend yield	—%
Risk-free interest rate	1.84%
Expected volatility	71.12%
Expected life of option	6 years
Grant date fair value per share	$1.88
Grant date fair value	$188

Restricted Shares of Common Stock

On June 27, 2014, the Company granted to key members of management 51,640 shares of restricted common stock with an aggregate grant date fair value of approximately $0.1 million. One-third of the restricted shares are scheduled to vest on June 27, 2015, June 27, 2016 and June 27, 2017, respectively, and as such, no shares were vested as of March 31, 2015.

On November 15, 2013, the Company granted to a key member of management 50,000 shares of restricted common stock with an aggregate grant date fair value of $0.2 million. One-third of the restricted shares vested on November 15, 2014 and an additional one-third of the restricted shares are scheduled to vest on November 15, 2015 and November 15, 2016, respectively, and as such, 16,667 shares were vested as of March 31, 2015.

On June 18, 2013, the Company granted to a key member of management 67,500 shares of restricted common stock with an aggregate grant date fair value of $0.3 million. One-third of the restricted shares vested on June 18, 2014 and an additional one-third of the restricted shares are scheduled to vest on June 18, 2015 and June 18, 2016, respectively, and as such, 22,500 shares were vested as of March 31, 2015.

The Company recorded $0.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for each of the three months ended March 31, 2015 and 2014. There was approximately $0.8 million and $0.9 million of total unrecognized compensation cost as of March 31, 2015 and December 31, 2014, respectively related to unvested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

11.	Common Stock and Warrants

In October 2008, our Board of Directors authorized a stock and warrant repurchase program, under which the Company may purchase, from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

conditions permit, up to $12.0 million of the Company’s outstanding common stock and warrants. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer. Repurchases of our common stock and warrants were funded with cash flows of the business.

The Company issued 110,986 and 45,719 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the three months ended March 31, 2015 and 2014.

12.	Segment Information

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

We do not compile discrete financial information by our segments other than the information presented below. The following table presents information about our reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Segment revenues
Essex Crane equipment rentals	$7,918	$8,310
Coast Crane equipment rentals	6,575	6,826
Equipment distribution	2,822	1,301
Parts and service	4,751	4,649
Total revenues	$22,066	$21,086
Segment gross profit
Essex Crane equipment rentals	$1,024	$657
Coast Crane equipment rentals	2,732	2,208
Equipment distribution	36	10
Parts and service	1,202	1,307
Total gross profit	$4,994	$4,182

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	March 31, 2015	December 31, 2014
Segment identified assets
Essex Crane equipment rentals	$206,032	$208,777
Coast Crane equipment rentals	81,415	83,561
Equipment distribution	13,476	12,494
Parts and service	7,644	7,277
Total segment identified assets	308,567	312,109
Non-segmented identified assets	13,072	13,781
Total assets	$321,639	$325,890

The Company operates primarily in the United States. Our sales to international customers for the three months ended March 31, 2015 were 4.0% of total revenues. Sales to customers in Canada represented 4.0% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended March 31, 2015, one customer individually accounted for approximately 26.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2015, three customers individually accounted for approximately 44.0%, 24.0% and 17.0% of revenues on a segmented basis. The concentration of revenues from these customers

ESSEX RENTAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended March 31, 2014 were 9.0% of total revenues. Sales to customers in Canada represented 5.0% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended March 31, 2014, one customer individually accounted for approximately 22.0% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment for the three months ended March 31, 2014, one customer individually accounted for approximately 11.0% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended March 31, 2014, five customers individually accounted for approximately 22.0%, 21.0%, 21.0%, 21.0% and 14.0% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at March 31, 2015 totaled approximately $4.1 million, including long-lived assets totaling approximately $3.1 million. At December 31, 2014, total assets located in Canada totaled approximately $3.9 million, including long-lived assets totaling approximately $2.8 million.

13.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Chairman of the Board of Directors. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company agreed to pay such entity approximately $8,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. Effective November 7, 2014, the Company has agreed to pay such entity approximately $11,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended March 31, 2015 and 2014 include approximately $33,000 and $23,000, respectively, of rent expense related to these agreements.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $2.9 million and $1.6 million, respectively, at March 31, 2015. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.7 million, respectively, at December 31, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of March 31, 2015, and its results of operations for the three months ended March 31, 2015 and should be read in conjunction with (i) the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Essex Crane Equipment Rentals Segment    We offer crawler cranes and attachments. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes.  In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges, fuel charges, and in rare instances, third party contracted operator labor. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between four and eighteen months. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates charged to customers (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

Transportation services revenue is derived from the management of the logistics process by which our rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation. Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and our fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third-party providers. The key drivers of transportation revenue are crane and attachment and other lifting equipment utilization rates and average contract lengths. Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue. The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs. Transportation revenue is recognized upon completion of the transportation of equipment.

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

Coast Crane Equipment Rentals Segment    We offer rough terrain cranes, boom trucks and tower cranes for rent. In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges and fuel charges. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, for which tower cranes and crawler cranes have rental periods of between four and eighteen months. Rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates charged to customers (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

Transportation services revenue is derived from the management of the logistics process by which our rental equipment is transported to and from customers’ construction sites, including the contracting of third party trucking for such transportation. Transportation revenue is earned under equipment rental agreements on a gross basis representing both the third-party provider’s fee for transportation and our fee for managing these transportation services and they are matched with the associated costs, and related costs for amounts paid to third-party providers. The key drivers of transportation revenue are crane and attachment and other lifting equipment utilization rates and average contract lengths. Shorter average contract durations and high utilization rates generally result in higher requirements for transportation of equipment and resulting revenue. The distance that equipment has to move between different jobsites and the type of equipment being moved (number of truckloads) are also major drivers of transportation revenue and associated costs. Transportation revenue is recognized upon completion of the transportation of equipment.

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

Parts and Service Segment We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. While crawler cranes or attachments, tower cranes, rough terrain cranes, boom trucks or other equipment are on rent, much of the repair and maintenance work beyond normal wear is paid for by the customer. We perform a portion of the repair and maintenance work and recognize revenues for such services to the extent they are the customer’s responsibility. This category of revenues also includes providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental. We also provide repair and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and the availability of our skilled mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale.

In summary, for the three months ended March 31, 2015, 35.9% of total revenues were derived from our Essex Crane equipment rentals segment, 29.8% from our Coast Crane equipment rentals segment, 12.8% from our equipment distribution segment and 21.5% from our parts and service segment.

Utilization Measurement

We measure utilization using the method referred to as the “days” method. Management believes that this method, while it may reflect lower utilization rates than other methods used in the industry, is the most accurate method for measuring equipment utilization and correlates most closely with rental revenue. Under this method, a real time report is generated from the ERP system for each piece of equipment on rent in a period. The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate (excluding any overtime revenues). The total number of days on rent of all pieces of rental equipment provides the numerator for determining utilization. The denominator is all rental equipment assets owned multiplied by the number of days in the month. The “days” method is the utilization measurement that we currently use, and we anticipate that the “days” method will be the primary basis for future disclosure of utilization rates for our cranes and other construction equipment offered for rent.

The following table provides a summary of utilization rates calculated using the “days” method for the three months ended March 31, 2015 and 2014 for the equipment types owned during those periods:

	Three Months Ended March 31,
	2015	2014
Crawler Cranes - Hydraulic	73.0%	57.5%
Crawler Cranes - Traditional	26.7%	27.5%
Rough Terrain Cranes	54.1%	58.2%
Boom Trucks	46.3%	46.1%
Self-Erecting Tower Cranes	51.4%	44.1%
City & Other Tower Cranes	56.5%	39.1%

Fleet Overview

As of March 31, 2015 and December 31, 2014, the total orderly liquidation value of the rental equipment fleet was approximately $329.2 million and $330.1 million, respectively.

The Company remains focused on reshaping our asset portfolio and repositioning our fleet through the sale of rental equipment assets, which management believes will improve utilization and increase the return on invested capital. The Company intends to use the proceeds from the sale of rental equipment assets to rebalance the Company's rental fleet mix through the purchase of replacement assets or to reduce debt.

Current Environment

Since 2012, the Company has experienced increasing demand from the end markets that it serves, but has yet to return to pre-recession levels of revenue that were experienced prior to 2009. The expected revenue from signed crawler crane leases increased by approximately 41% as of March 31, 2015 as compared to March 31, 2014 and the backlog of expected rental revenues based on minimum lease terms for crawler cranes as of March 31, 2015 increased by approximately 22% as compared to the backlog as of March 31, 2014. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at year-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. The Company is also experiencing increasing utilization rates for city and other tower cranes. Despite increasing utilization rates, market forces continue to make it difficult for the Company to increase rental rates in a meaningful way. The Company is focused on increasing utilization by striving to create a more customer-centric, service oriented culture with an emphasis on continuous quality improvement. The Company is also focused on selling underutilized rental assets, particularly traditional crawler cranes, in order to increase shareholders' return on invested capital.

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

The following table provides a summary of Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,556)	$(3,169)
Benefit for income taxes	(2,213)	(1,939)
Foreign currency exchange losses	336	152
Interest expense	3,817	2,972
Other income	(1)	(11)
Loss from operations	(1,617)	(1,995)

Depreciation	4,441	4,604
Other depreciation and amortization	173	258
Adjusted EBITDA	$2,997	$2,867

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The Company had a net loss of $3.6 million for the three months ended March 31, 2015. Total revenue, cost of revenues and gross profit were $22.1 million, $17.1 million and $5.0 million, respectively, for the three months ended March 31, 2015. Total selling, general, administrative and other expenses of $6.6 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.8 million for the three months ended March 31, 2015. The Company had an income tax benefit of $2.2 million for the three months ended March 31, 2015 related to loss before income taxes of $5.8 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation and $0.3 million of non-recurring expenses, was $3.0 million for the three months ended March 31, 2015.

The Company had a net loss of $3.2 million for the three months ended March 31, 2014. Total revenue, cost of revenues and gross profit were $21.1 million, $16.9 million and $4.2 million, respectively, for the three months ended March 31, 2014. Total selling, general, administrative and other expenses of $6.2 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.0 million for the three months ended March 31, 2014. The Company had an income tax benefit of $1.9 million for the three months ended March 31, 2014 related to loss before income taxes of $5.1 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation expense and $0.5 million of non-recurring expenses, was $2.9 million for the three months ended March 31, 2014.

Revenues

Revenues for the three months ended March 31, 2015 were $22.1 million, a 4.6% increase compared to revenues of $21.1 million for the three months ended March 31, 2014.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Segment revenues
Essex Crane equipment rentals	$7,918	$8,310	$(392)	(4.7)%
Coast Crane equipment rentals	6,575	6,826	(251)	(3.7)%
Equipment distribution	2,822	1,301	1,521	116.9%
Parts and service	4,751	4,649	102	2.2%
Total revenues	$22,066	$21,086	$980	4.6%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenue, which represent 35.9% of total revenues, was $7.9 million for the three months ended March 31, 2015, a 4.7% decrease from $8.3 million for the three months ended March 31, 2014. The Essex Crane equipment rentals segment includes rental, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 30.5% of total revenues, was $6.7 million for the three months ended March 31, 2015, an 8.5% increase from $6.2 million for the three months ended March 31, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in Essex Crane equipment rentals revenue is primarily due to an increase in rental revenue generated from hydraulic crawler cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for traditional crawler cranes and crawler crane attachments.

There was an increase in the average crawler crane rental rate of 4.7% to $18,454 (per crane per rental month) for the three months ended March 31, 2015 from $17,622 for the three months ended March 31, 2014. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did during the three months ended March 31, 2014. Our crawler crane fleet has benefited from an increase in our power, industrial marine, and transportation end markets, which was partially offset by decreases in our petrochemical and sewer and water end markets. While average rental rates have increased for highly utilized subclasses within the hydraulic crawler crane fleet when compared to the three months ended March 31, 2014, management has not been able to significantly increase average rental rates due to competitive pressure.

Essex Crane transportation revenue, which represents 4.3% of total revenues, was $1.0 million for the three months ended March 31, 2015, a 31.0% decrease from $1.4 million for the three months ended March 31, 2014. The decrease in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment and large hydraulic crawler crane attachment rentals that were shipped in the prior year that did not reoccur during the three months ended March 31, 2015.

Essex Crane used rental equipment sales revenue was $0.2 million for the three months ended March 31, 2015; a $0.5 million decrease compared to the three months ended March 31, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to the number of used rental equipment assets sold during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company sold one traditional crawler crane. During the three months ended March 31, 2014, the Company sold three traditional crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenue, which represent 29.8% of total revenues, was $6.6 million for the three months ended March 31, 2015, a 3.7% decrease from $6.8 million for the three months ended March 31, 2014. The Coast Crane equipment rentals segment includes rental, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 24.1% of total revenues, was $5.3 million for the three months ended March 31, 2015, a 9.8% increase from $4.8 million for the three months ended March 31, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates.

The increase in Coast Crane equipment rentals revenue is primarily due to an increase in rental revenue generated from rough terrain cranes, tower cranes and crawler cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for boom trucks.

Utilization for rough terrain cranes for the three months ended March 31, 2015 and 2014 was 54.1% and 58.2%, respectively. Rough terrain cranes benefit from the broad array of markets that they can serve. The decrease in utilization was driven by a decrease in demand from the general building and power end markets for our lower lifting capacity rough terrain cranes, however, this decrease in utilization was more than offset by increased utilization and rental revenues generated from our higher lifting capacity rough terrain cranes in the industrial marine, petrochemical and transportation end markets. Boom truck utilization increased to 46.3% for the three months ended March 31, 2015 compared to 46.1% for the three months ended March 31, 2014. Tower crane utilization was 51.4% and 56.5% for the self-erecting and city and other tower cranes, respectively, for the three months ended March 31, 2015 as compared to 44.1% and 39.1% for the self-erecting and city and other tower cranes, respectively, for the three months ended March 31, 2014. Our tower cranes are primarily impacted by the general building end market, and their utilization levels will reflect the strength of that end market.

Coast Crane transportation revenue, which represents 2.1% of total revenues, was $0.5 million for the three months ended March 31, 2015, a 20.7% increase from $0.4 million for the three months ended March 31, 2014. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $0.8 million for the three months ended March 31, 2015; a $0.8 million or 50.4% decrease compared to the three months ended March 31, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to a decrease in the number of used rental equipment assets sold during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In total, during the three months ended March 31, 2015, the Company sold four pieces of used rental equipment as compared to the sale of five pieces of used rental equipment during the three months ended March 31, 2014

Equipment Distribution

Equipment distribution segment revenue, which represents 12.8% of total revenue, was $2.8 million for the three months ended March 31, 2015, a 116.9% increase from $1.3 million for the three months ended March 31, 2014. The increase in equipment distribution segment revenue is primarily attributable to an increase in the size and number of sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represents 21.5% of total revenue, was $4.8 million for the three months ended March 31, 2015, a 2.2% increase from $4.6 million for the three months ended March 31, 2014. The increase is primarily attributable to an increase in repair and maintenance work performed on equipment currently on rent.

Gross Profit

Gross Profit for the three months ended March 31, 2015 was $5.0 million, a 19.4% increase from gross profit of $4.2 million for the three months ended March 31, 2014. Gross profit margin was 22.6% for the three months ended March 31, 2015 compared to 19.8% for the three months ended March 31, 2014.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Segment gross profit
Essex Crane equipment rentals	$1,024	$657	$367	55.9%
Coast Crane equipment rentals	2,732	2,208	524	23.7%
Equipment distribution	36	10	26	260.0%
Parts and service	1,202	1,307	(105)	(8.0)%
Total gross profit	$4,994	$4,182	$812	19.4%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.0 million for the three months ended March 31, 2015 increased $0.4 million or 55.9% as compared to the three months ended March 31, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $2.7 million for the three months ended March 31, 2015 increased $0.5 million or 23.7% as compared to the three months ended March 31, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.2 million for the three months ended March 31, 2015, a 30.4% decrease from $0.4 million for the three months ended March 31, 2014. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended March 31, 2015.

Equipment Distribution

Equipment distribution segment gross profit of approximately $36,000 (1.3% margin) for the three months ended March 31, 2015 increased $26,000, or 260.0%, from approximately $10,000 (0.8% margin) for the three months ended March 31, 2014. The increased gross profit and margin are functions of higher profit margins on an increased number individual sale transactions during the three months ended March 31, 2015.

Parts and Service

Parts and service segment gross profit of $1.2 million (25.3% margin) for the three months ended March 31, 2015 decreased approximately $0.1 million or 8.0% from $1.3 million (28.1% margin) for the three months ended March 31, 2014. The parts and service segment gross profit decrease was driven by an increase in our reliance on third-party service providers as a result of our customer-centric and quality initiatives.

Total selling, general, administrative and other expenses for the three months ended March 31, 2015 and 2014 were $6.6 million and $6.2 million, respectively. The increase in selling, general, administrative and other expenses was due to increases in salary and benefits expense of $0.1million, professional fee expense of $0.3 million, legal and consulting expense of $0.1 million and bad debt expense of $0.1 million. These increases were partially offset by decreases in sales and marketing, travel, business taxes, telecom and other expenses of $0.2 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million of non-cash stock based compensation expense for each of the three months ended March 31, 2015 and 2014.

Interest expense increased 28.4% to $3.8 million for the three months ended March 31, 2015 from $3.0 million for the three months ended March 31, 2014. The increase in interest expense is related primarily to a higher average outstanding debt balance, as well as an increase in the weighted average interest rate. The increase in the average debt balance is primarily related to increases in the Coast Crane Revolving Credit Facility as a result of retail equipment inventory purchases and increases in the purchase money security interest debt as a result of rental equipment purchases. The increase in the weighted average interest rate is the result of the Essex Crane term loan entered into in May 2014.

Income tax benefit was $2.2 million for the three months ended March 31, 2015 compared to a $1.9 million for the three months ended March 31, 2014.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 38.4% and 38.0% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment and certain discrete items.

Essex had 260 full-time employees at March 31, 2015 compared to 241 full-time employees at March 31, 2014.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the three months ended March 31, 2015 was $2.6 million. This was primarily the result of a net loss of $3.6 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, resulted in the use of cash of approximately $0.8 million. The negative cash flows from operating activities were increased by a use of cash from total changes in operating assets and liabilities of $1.8 million, which was comprised of a $0.8 million increase in retail equipment inventory, a $0.7 million increase in accounts receivable, a $0.3 million decrease in accounts payable and accrued expenses, a $0.2 million increase in prepaid and other assets, a $0.1 million decrease in customer deposits and a $0.1 million increase in spare parts inventory. These uses of cash were partially offset by a $0.2 million increase in unearned rental revenue and a $0.1 million decrease in other receivables.

The Company’s cash used in operating activities for the three months ended March 31, 2014 was $0.7 million. This was primarily the result of a net loss of $3.2 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, resulted in the use of cash of approximately $0.1 million. The negative cash flows from operating activities were increased by a total change in operating assets and liabilities of $0.6 million, which was comprised of a $0.2 million increase in accounts receivable, a $0.1 million increase in prepaid expenses, a $0.7 million increase in retail equipment, a $0.3 million increase in spare parts inventory and a $0.1 million decrease in customer deposits. These uses of cash were partially offset by a $0.3 million decrease in other receivables a $0.2 million increase in accounts payable and accrued expenses, and a $0.2 million increase in unearned rental revenue.

Cash flow from investing activities. The Company's cash provided by investing activities for the three months ended March 31, 2015 was $0.6 million. This was primarily the result of proceeds from the sale of rental equipment of $1.0 million. This source of cash was partially offset by an increase in accounts receivable from rental equipment sales of $0.2 million, purchases of property and equipment of $0.2 million and purchases of rental equipment of $0.1 million.

The Company's cash provided by investing activities for the three months ended March 31, 2014 was $2.5 million. This was primarily the result of proceeds from the sale of rental equipment of $2.3 million and a decrease in accounts receivable from rental equipment sales of $0.8 million. These sources of cash were partially offset by purchases of rental equipment of $0.6 million and purchases of property and equipment of $0.1 million.

Cash flow from financing activities. The Company's cash provided by financing activities for the three months ended March 31, 2015 was $1.3 million. This was primarily the result of net borrowings made on the revolving credit facilities and term loans of $1.8 million. These sources of cash were partially offset by payments on the purchase money security interest debt of $0.5 million. Gross borrowings and payments on the revolving credit facilities were $25.3 million and $23.0 million, respectively, for the period. Gross payments on the term loans were $0.5 million. Gross borrowings and payments on the purchase money security interest debt for the period were $1.0 million and $0.5 million, respectively.

The Company's cash used in financing activities for the three months ended March 31, 2014 was $2.2 million. This was primarily the result of net payments made on the revolving credit facilities of $1.5 million, payments on the term loan of $0.5 million, payments on the purchase money security interest debt of $0.2 million and payments for loan acquisition costs related to the amendment of the Coast Crane Revolving Credit Facility of approximately $37,000. Gross borrowings and payments on the revolving credit facilities were $21.4 million and $22.8 million, respectively, for the period. Gross borrowings and payments on the purchase money security interest debt for the period were $0.5 million and $0.2 million, respectively.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, growth prospects and the Company’s overall strategy. Proceeds from the sale of used rental equipment of $1.0 million during the three months ended March 31, 2015 were used primarily to pay down our outstanding debt balance or to reinvest in new rental equipment assets. In response to changing economic conditions, we believe we have the flexibility to increase or decrease our capital expenditures to match our actual performance and needs. As of March 31, 2015, we had approximately $2.3 million of available borrowings under our revolving credit facilities, net of outstanding letters of credit and other reserves, and additionally, approximately $0.7 million of cash on hand; providing the company with $3.0 million of potential liquidity.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future. The Essex Crane Revolving Credit Facility and Coast Crane Credit Facility

mature in October 2016 and March 2017, respectively. No assurance can be given that we will be able to meet our debt obligations or refinance our credit facilities prior to their respective maturity dates upon terms acceptable to us or at all.

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

Although the balances outstanding on the Essex Crane Revolving Credit Facility and Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations, absent any material adverse changes at the Company. A material adverse change would permit the lenders under the Essex Crane and Coast Crane revolving credit facilities to exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to take actions such as asset divestitures, seeking additional equity financing or reducing or delaying capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, on commercially reasonable terms, or at all.
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
Contractual Obligations

During the three months ended March 31, 2015, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies
Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions, or involve uncertainties. These include, among other things, revenue recognition, the propriety of our estimated useful life of rental equipment and property and equipment, the adequacy of the allowance for doubtful accounts, income taxes, the potential impairment of long-lived assets including intangible assets and derivative financial instruments.

Information regarding our other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of March 31, 2015. The weighted average interest rate in effect on all of the Company’s borrowings at March 31, 2015 was 5.50%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at March 31, 2015 would increase our interest expense by approximately $1.4 million on an annualized basis.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the existence of material weaknesses in internal control over financial reporting as described below. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except the changes described above related to the remediation of material weaknesses.

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

Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 except as described below.

Our business could be impacted as a result of actions by activist shareholders or others.

From time to time, we may be subject to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Issuer Purchases of Equity Securities

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12.0 million of the Company's common stock. Approximately $9.0 million remained available under the stock repurchase program at March 31, 2015.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.

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

ESSEX RENTAL CORP.

Dated:	May 7, 2015	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2015	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)