Form 10-Q
period 2015-06-30
Essex Rental Corp.
filed 2015-08-06
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

24,961,523 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on July 31, 2015.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of Essex Rental Corp. (“Essex Rental”) and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex Rental’s expectations include, without limitation, the continued ability of Essex Rental to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex Rental provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third-party suppliers, our indebtedness which could limit our operational and financial flexibility and any actions of our lenders in relation to events of default under our indebtedness, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in our Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. Essex Rental assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in thousands, except share data)

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$756	$1,087
Accounts receivable, net of allowances for doubtful accounts and credit memos of $3,472 and $3,019, respectively	16,706	16,981
Other receivables	1,742	1,700
Deferred tax assets	3,722	3,504
Inventory
Retail equipment	15,112	12,030
Retail spare parts, net	1,768	1,725
Rental equipment, held for sale	390	790
Prepaid expenses and other assets	1,554	1,516
TOTAL CURRENT ASSETS	41,750	39,333

Rental equipment, net	260,580	270,465
Property and equipment, net	4,755	4,613
Spare parts inventory, net	3,864	3,816
Identifiable finite lived intangibles, net	568	735
Goodwill	1,796	1,796
Loan acquisition costs, net	3,960	5,132

TOTAL ASSETS	$317,273	$325,890

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,693	$4,966
Accrued employee compensation and benefits	1,698	2,008
Accrued taxes	3,323	3,694
Accrued interest	1,115	870
Accrued other expenses	1,107	1,031
Unearned rental revenue	1,660	1,849
Customer deposits	855	350
Revolving credit facilities - short-term	142,185	142,709
Term loans - short-term	32,000	2,000
Promissory notes - short-term	1,655	—
Purchase money security interest debt - short-term	1,521	1,655
Capital lease obligation - short-term	71	35
TOTAL CURRENT LIABILITIES	192,883	161,167

LONG-TERM LIABILITIES
Revolving credit facility	2,514	1,781
Term loans	33,500	64,500
Promissory notes	—	1,655
Purchase money security interest debt	7,928	6,652
Deferred tax liabilities	30,626	34,487
Capital lease obligation	319	162
TOTAL LONG-TERM LIABILITIES	74,887	109,237

TOTAL LIABILITIES	267,770	270,404

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 24,961,523 shares at June 30, 2015 and 24,824,614 shares at December 31, 2014	2	2
Paid in capital	126,894	126,510
Accumulated deficit	(77,484)	(71,077)
Accumulated other comprehensive income	91	51
TOTAL STOCKHOLDERS' EQUITY	49,503	55,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,273	$325,890

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Equipment rentals	$12,098	$12,518	$24,143	$23,562
Retail equipment sales	3,300	2,877	6,122	4,178
Used rental equipment sales	1,812	1,746	2,836	4,065
Retail parts sales	2,093	2,375	4,019	4,542
Transportation	1,750	2,192	3,174	3,965
Equipment repairs and maintenance	4,162	2,801	6,987	5,283
TOTAL REVENUES	25,215	24,509	47,281	45,595

COST OF REVENUES
Salaries, payroll taxes and benefits	2,996	2,834	5,977	5,378
Depreciation	4,471	4,613	8,912	9,217
Retail equipment sales	3,121	2,542	5,722	3,692
Used rental equipment sales	1,166	1,260	1,919	3,179
Retail parts sales	1,672	1,854	3,238	3,596
Transportation	1,497	2,048	2,763	3,824
Equipment repairs and maintenance	3,485	3,275	6,110	5,652
Yard operating expenses	882	810	1,721	1,602
TOTAL COST OF REVENUES	19,290	19,236	36,362	36,140

GROSS PROFIT	5,925	5,273	10,919	9,455

Selling, general and administrative expenses	6,610	5,828	13,048	11,747
Other depreciation and amortization	178	255	351	513
LOSS FROM OPERATIONS	(863)	(810)	(2,480)	(2,805)

OTHER INCOME (EXPENSES)
Other income (expense)	—	(9)	1	2
Interest expense	(3,972)	(3,602)	(7,789)	(6,574)
Foreign currency exchange gains (losses)	85	99	(251)	(53)
TOTAL OTHER INCOME (EXPENSES)	(3,887)	(3,512)	(8,039)	(6,625)

LOSS BEFORE INCOME TAXES	(4,750)	(4,322)	(10,519)	(9,430)

BENEFIT FOR INCOME TAXES	(1,899)	(1,581)	(4,112)	(3,520)

NET LOSS	$(2,851)	$(2,741)	$(6,407)	$(5,910)

Weighted average shares outstanding:
Basic	24,938,175	24,801,387	24,929,536	24,795,396
Diluted	24,938,175	24,801,387	24,929,536	24,795,396

Loss per share:
Basic	$(0.11)	$(0.11)	$(0.26)	$(0.24)
Diluted	$(0.11)	$(0.11)	$(0.26)	$(0.24)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,851)	$(2,741)	$(6,407)	$(5,910)

Other comprehensive income
Foreign currency translation adjustments	(18)	(15)	40	(4)
Other comprehensive income	(18)	(15)	40	(4)

Comprehensive loss	$(2,869)	$(2,756)	$(6,367)	$(5,914)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,407)	$(5,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	9,094	9,563
Amortization of loan acquisition costs and other intangibles	1,337	1,448
Gain on sale of rental equipment	(917)	(886)
Deferred income taxes	(4,110)	(3,577)
Share based compensation expense	251	177
Changes in operating assets and liabilities:
Accounts receivable, net	(7)	(3,291)
Other receivables	(42)	176
Prepaid expenses and other assets	(38)	208
Retail equipment inventory	(3,317)	(4,588)
Spare parts inventory	(120)	(237)
Accounts payable and accrued expenses	1,381	3,373
Unearned rental revenue	(189)	468
Customer deposits	505	(81)
Total change in operating assets and liabilities	(1,827)	(3,972)

NET CASH USED IN OPERATING ACTIVITIES	(2,579)	(3,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(193)	(817)
Purchases of property and equipment	(339)	(430)
Accounts receivable from rental equipment sales	282	955
Proceeds from sale of rental equipment	2,836	4,065

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,586	3,773

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	50,068	49,261
Payments on revolving credit facilities	(49,859)	(75,633)
Proceeds from term loans	—	30,000
Payments on term loans	(1,000)	(1,000)
Proceeds from purchase money security interest debt	1,171	—
Payments on purchase money security interest debt	(983)	(483)
Payments on promissory notes	—	(2,000)
Payments on capital lease obligation	(24)	(5)
Employer repurchase of shares to satisfy minimum tax withholding	(13)	(24)
Payments for loan acquisition costs	—	(1,217)

NET CASH USED IN FINANCING ACTIVITIES	(640)	(1,101)

Effect of exchange rate changes on cash and cash equivalents	302	72

NET DECREASE IN CASH AND CASH EQUIVALENTS	(331)	(413)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,087	1,349

CASH AND CASH EQUIVALENTS, END OF PERIOD	$756	$936

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$147	$150
Equipment obtained through capital lease	$217	$129
Equipment purchased directly through short-term debt obligation	$56	$525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,369	$4,963
Cash paid for income taxes, net	$71	$88

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Essex Rental Corp. (“Essex Rental”) and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. (“Essex Finance”), CC Acquisition Holding Corp. (“CC Acquisition”), Coast Crane Company, formerly known as CC Bidding Corp. (“Coast Crane”) and Coast Crane Ltd. (“Coast Crane Ltd.") (collectively the "Company" or "Essex"). All intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry throughout the United States of America, including Hawaii and Alaska, and Canada. The assets are rented for use in building and maintaining power plants, refineries, bridges and roads, alternative energy projects, water treatment facilities, marine projects, petrochemical projects and other industrial, commercial, residential and infrastructure projects. The Company is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

The accompanying condensed consolidated financial statements of the Company include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for all periods presented. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements in accordance with applicable rules.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Segment Reporting

We have determined, in accordance with applicable accounting guidance regarding operating segments, that we have four reportable segments. We derive our revenues from four principal business activities: (1) Essex Crane equipment rentals; (2) Coast Crane equipment rentals; (3) equipment distribution; and (4) parts and service. These segments are based upon how we allocate resources and assess performance. See Note 12 to the condensed consolidated financial statements regarding our segment information.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During the six months ended June 30, 2015 and as a result of continuing losses and depressed utilization rates, the Company determined that a triggering event had occurred at Essex Crane, which caused the Company to determine if an impairment of these long-lived assets to be held and used was necessary.

Application of the long-lived asset to be held and used impairment test requires judgment, including the identification of the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets to be held and used. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue-generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within each specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets to be held and used by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for rental equipment assets to be held and used as of June 30, 2015. Furthermore, future cash flows after allocation to the rental equipment assets are in excess of the carrying value of property, plant and equipment and no impairment was recorded for these assets as of June 30, 2015.

The Company also assessed whether a triggering event for potential impairment of its Coast Crane equipment assets existed, and it was determined that no such event occurred for these assets during the six months ended June 30, 2015.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the guidance to provide adequate time for effective implementation. This guidance is now effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted no earlier than the original effective date of fiscal years beginning after December 15, 2016. We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.

Going Concern/Liquidity

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent has elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.
Subsequently, on July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to legal and professional fees incurred during the six months ended June 30, 2015 as a result of the financial statement restatement and activist shareholder issues previously disclosed, in addition to higher interest expense in June 2015 as a result of the increased interest rates due to the ongoing default regarding the Essex Crane Revolving Credit Facility.

As of the date of filing this Quarterly Report on Form 10-Q, the Company has not obtained a waiver for the events of default described above from the lenders under the Essex Crane Revolving Credit Facility. The lenders have reserved all of their respective rights and remedies available under the Essex Crane Revolving Credit Facility, including their right to declare the outstanding loans due and payable, as a result of the event of default or any other events of default that may otherwise occur at any time.

The Company is currently in discussions with the lenders under the Essex Crane Revolving Credit Facility to remedy and/or waive the events of default. The Company anticipates that a forbearance agreement will be entered into with its lenders that will allow the Company to request additional revolving loans through a mutually agreed upon period of time. These additional revolving loans will enable the Company to pay its ordinary and current expenses.

Essex Crane is obligated to make principal payments on outstanding debt totaling approximately $10,000 during the next twelve months, exclusive of approximately $149.8 million outstanding under the Essex Crane Revolving Credit Facility that may become due and payable, and requires a significant amount of cash to fund operations. As of June 30, 2015, and after consideration of the 10% availability threshold covenant included in the Essex Crane Revolving Credit Facility, Essex Crane had no available borrowings under its revolving credit facility. The expected future operating cash flows for Essex Crane are not sufficient to meet our long-term obligations and fund operations without the refinancing of the Essex Crane Revolving Credit Facility. However, no assurance can be given that the Company will be able to refinance the Essex Crane Revolving Credit Facility. If the Company is not able to refinance, we will be required to adopt one or more alternatives, such as selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants, which may prohibit us from adopting any of these alternatives.

These circumstances raise significant doubt as to Essex Crane’s ability to operate as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis in accordance with GAAP. As such, no adjustments have been made to the condensed consolidated financial results for the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue operating as a going concern.

Coast Crane has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry and recurring losses in recent years. Coast Crane anticipates its current cash resources, availability under its revolving credit facilities, and cash to be generated from operations in 2015 and the six months ended June 30, 2015 will be adequate to meet its liquidity needs for at least the next twelve months. As discussed further in Note 4 of these consolidated financial statements, Coast Crane is obligated to make principal payments on outstanding debt totaling approximately $3.5 million during the next twelve months. As of June 30, 2015, availability under the Coast Crane borrowing base calculation was approximately $0.6 million. If cash generated from operations is not materially consistent with management’s plans, Coast Crane may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs. Coast Crane may not be able to refinance its indebtedness in a timely manner, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to divest assets, seek additional equity or reduce or delay capital expenditures, any of which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect such actions, if necessary, in a timely manner, on commercially reasonable terms, or at all.

Although the Company has determined that there is substantial doubt about Essex Crane's ability to continue as a going concern, the Company does not anticipate that these circumstances will impact Coast Crane's ability to continue as a going concern. Coast Crane and Essex Crane are separate legal entities with separate revolving credit facilities and other debt obligations. The companies do not cross-collateralize their debt agreements and the events of default at Essex Crane have no impact on Coast

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Crane's current debt obligations or its ability to obtain additional sources of capital in the future. Coast Crane is well established as one of the largest rental equipment providers of boom trucks, rough terrain cranes and tower cranes in the western United States and the Company does not anticipate that the current situation at Essex Crane will significantly affect our customer's, or the market's, perception of the Company or its rental offerings. Furthermore, Coast Crane derives a significant portion of its revenues through retail equipment sales, retail parts sales and repair and maintenance services on third-party equipment, all of which are independent of Essex Crane and unique to Coast Crane. Although Coast Crane and Essex Crane share certain customers, sales force and certain accounting and management functions to a limited extent, Coast Crane is structured in such a manner that it can continue normal business operations even in the event that Essex Crane ceases operations.

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

Although the balances outstanding on the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations absent any material adverse changes at the Company. A material adverse change would permit the lenders under the Coast Crane revolving credit facilities to exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on commercially reasonable terms, or at all.

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

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets (amounts in thousands):

	June 30, 2015	December 31, 2014
Essex Crane customer relationship	$784	$784
Essex Crane trademark	804	804
Coast Crane customer relationship	1,500	1,500
Coast Crane trademark	600	600
Total intangible assets	3,688	3,688
Less: accumulated amortization	(3,120)	(2,953)
Intangible assets, net	$568	$735

The Company’s amortization expense associated with other intangible assets was approximately $0.1 million for each of the three month periods ended June 30, 2015 and 2014. The company's amortization expense associated with other intangible assets was approximately $0.2 million for each of the six month periods ended June 30, 2015 and 2014.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2015 for the years ended December 31st (amounts in thousands):

2015	$157
2016	214
2017	197
Total	$568

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of June 30, 2015
	June 30, 2015	December 31, 2014		Maturity Dates
Essex Crane revolving credit facility - short-term	$119,761	$118,611	6.11%	October 2016
Essex Crane term loan - short-term (1)	30,000	30,000	12.78%	May 2019
Coast Crane revolving credit facility - short-term	22,424	24,098	5.33%	March 2017
Coast Crane revolving credit facility - long-term	2,514	1,781	5.37%	March 2017
Coast Crane term loan	33,500	34,500	5.25%	September 2016 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	1,655	18.00%	October 2016
Purchase money security interest debt	7,928	6,652	5.54%	July 2016 to April 2022
Purchase money security interest debt - short-term	1,521	1,655	5.54%	within 1 year
Total debt obligations outstanding	$221,303	$220,952

(1) The Essex Crane term loan was classified as a long-term liability at December 31, 2014.

Aggregate payments of principal on debt obligations outstanding as of June 30, 2015 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows (amounts in thousands):

2015	$176,072
2016	5,133
2017	34,772
2018	1,714
2019 and thereafter	3,612
Total	$221,303

Essex Crane Revolving Credit Facility

On May 13, 2014, Essex Crane entered into a Fourth Amended and Restated Credit Agreement (the “Essex Crane Revolving Credit Facility”). The credit facility provides for a revolving loan in the amount of $145.0 million, with a $20.0 million aggregate sublimit for letters of credit, and a $30.0 million term loan. Essex Crane may borrow on the revolving loan an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the Essex Crane Revolving Credit Facility. The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $130.0 million beginning on February 28, 2016. The revolving loan and term loan mature on October 31, 2016 and May 13, 2019, respectively. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the terms of the Essex Crane Revolving Credit Facility, borrowings on the revolving loan accrue interest at the borrower’s option of either (a) the bank’s prime rate plus the applicable prime rate margin of 1.75% or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market (“LIBOR”) plus the applicable LIBOR margin of 3.75%. Borrowings on the term loan accrue interest at LIBOR plus the applicable LIBOR term loan margin of 10.50% with a LIBOR floor of 1.00%. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility of 0.375%. Effective June 18, 2015, as a result of the events of default described below, borrowings on the revolving loan accrue interest at the bank's prime rate plus the applicable prime rate default margin of 3.75% and borrowings on the term loan accrue interest at LIBOR plus the applicable LIBOR term loan default margin of 12.50% with a LIBOR floor of 1.00%.
The Essex Crane Revolving Credit Facility requires Essex Crane to maintain a trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00. Additionally, Essex Crane must generate net cash proceeds, through the sale of certain assets, of not less than $8.0 million by March 31, 2016, with not less than $3.0 million of net cash proceeds generated by March 31, 2015. The Company's cash proceeds from the sale of certain assets as of March 31, 2015 exceeded the required minimum proceeds outlined in the Essex Crane Revolving Credit Facility. The Essex Crane Revolving Credit Facility also provides for an annual limit on certain capital expenditures of $2.0 million and limits the ability of Essex Crane to make distributions to affiliates. Essex Crane is permitted to incur certain additional indebtedness, including secured purchase money indebtedness, of up to $1.5 million outstanding at any time, subject to certain provisions set forth in the Essex Crane Revolving Credit Facility.
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

The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit and other reserves was approximately $130.9 million and $135.3 million as of June 30, 2015 and December 31, 2014, respectively. Essex Crane’s available borrowing under its revolving credit facility was approximately $11.1 million and $16.6 million as of June 30, 2015 and December 31, 2014, respectively. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of zero and approximately $2.7 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, there was zero and approximately $1.5 million of available formulated collateral in excess of the maximum borrowing amount of approximately $135.3 million. As of June 30, 2015 and December 31, 2014, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.0 million.

As of June 30, 2015, the applicable prime rate and undrawn commitment fee on the revolving loan were 3.25% and 0.375%, respectively. As of December 31, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.16% and 0.375%, respectively. As of June 30, 2015, the LIBOR rate on the term loan was 0.19% with a LIBOR floor of 1.00%. As of December 31, 2014, the LIBOR rate on the term loan was 0.16% with a LIBOR floor of 1.00%.

Essex Crane was not in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility as of June 30, 2015. Noncompliance may have a material adverse effect on the Company's liquidity and operations if the Company is unable to remedy or waive the events of default as described below.
On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million, or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent has elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.
Subsequently, on July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to legal and professional fees incurred during the six months ended June 30, 2015 as a result of the financial statement restatement and activist shareholder issues previously disclosed,

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in addition to higher interest expense in June 2015 as a result of the increased interest rates due to the ongoing default regarding the Essex Crane Revolving Credit Facility.

The Company is currently in discussions with the lenders under the Essex Crane Revolving Credit Facility to remedy and/or waive the events of default. The Company anticipates that a forbearance agreement will be entered into with its lenders that will allow the Company to request additional revolving loans through a mutually agreed upon period of time. These additional revolving loans will enable the Company to pay its ordinary and current expenses.

As a result of the events of default described above, the outstanding principal balances under the Essex Crane Revolving Credit Facility and Essex Crane Term Loan have been classified as current liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2015.

The Essex Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box. Notwithstanding the events of default described above, the Essex Crane Revolving Credit Facility is classified as a short-term obligation within the Company's Condensed Consolidated Balance Sheets.
 Coast Crane Revolving Credit Facility

On March 12, 2013, Coast Crane entered into a Second Amended and Restated Credit Agreement (the "Coast Crane Revolving Credit Facility") to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million each quarter beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed.

The Coast Crane Revolving Credit Facility provides certain limitations on net capital expenditures and a $3.7 million "first amendment reserve" (as defined in the Coast Crane Revolving Credit Facility) as well as a fixed charge coverage ratio requirement of not less than 1.20 to 1.00. The Coast Crane Revolving Credit Facility also limits the amount of certain additional indebtedness, including secured purchase money indebtedness, that Coast Crane can incur to $10.0 million.

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

On February 21, 2014, Coast Crane and Coast Crane Ltd. entered into a First Amendment to the Second Amended and Restated Credit Agreement to amend the mandatory prepayment provision to exclude proceeds received from permitted equipment asset sales and to waive an event of default that occurred as a result of permitted equipment asset sales and the failure to apply proceeds to the term loan under the Coast Crane Revolving Credit Facility. In addition, the First Amendment amends the borrowing base calculation as it relates to new equipment inventory, and creates a progressive new equipment inventory cap based on a leverage ratio.

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

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventory Cap is adjusted from $4.0 million to $15.0 million based on the applicable leverage ratio then in effect and also based on the amount of U.S. Eligible New Sale Equipment Inventory that is under a written agreement to be sold to a customer.

On April 29, 2014, Coast Crane entered into a Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement. The purpose of the Second Amendment is to adjust the minimum fixed charge coverage ratio requirement to 0.88 to 1.00, 1.00 to 1.00 and 1.10 to 1.00 from 1.20 to 1.00, for the trailing twelve month periods ended April 30, 2014, May 31, 2014 and June 30, 2014, respectively. The minimum required fixed charge coverage ratio for the trailing twelve month periods ending July 31, 2014 and thereafter remains 1.20 to 1.00. In addition, the Second Amendment waived any event of default arising from Coast Crane’s breach of the minimum 1.20 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended March 31, 2014, so long as the fixed charge coverage ratio for such period was at least equal to 1.00 to 1.00. Further, under the amendment, Coast Crane was and is required to achieve a minimum trailing twelve month EBITDA threshold as of the last day of the month of $7.7 million for March 2014 through August 2014; $7.9 million for September 2014 through November 2014; $8.0 million for December 2014 through February 2015; $8.2 million for March 2015 through May 2015; and $8.3 million for June, 2015 and thereafter. All other terms of the February 21, 2014 First Amendment to the Second Amended and Restated Credit Agreement remained in effect following such amendment.

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations are payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At June 30, 2015, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.28%, 3.25% and 0.50%, respectively. At December 31, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.25%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million as of June 30, 2015 and December 31, 2014. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $0.6 million and $3.3 million as of June 30, 2015 and December 31, 2014, respectively, after certain lender reserves of $9.5 million and $5.8 million as of June 30, 2015 and December 31, 2014, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of June 30, 2015 and December 31, 2014, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $35.5 million and $36.5 million, respectively. At June 30, 2015 and December 31, 2014, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane was in compliance with the financial covenants and other provisions set forth in the Coast Crane Revolving Credit Facility as of June 30, 2015. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

The Coast Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box for Coast Crane and a springing lock-box for Coast Crane Ltd. As a result, the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, is classified as a short-term obligation within the Company's Condensed Consolidated Balance Sheets. The Coast Crane Ltd. borrowings under the Coast Crane Revolving Credit facility are classified as long-term obligations within the Company's Condensed Consolidated Balance Sheets.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. As of June 30, 2015 and December 31, 2014, the discount related to the fair value of the detachable warrants was fully amortized.

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

As of June 30, 2015 and December 31, 2014, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million.

Beginning on January 1, 2014, including the six month period ended June 30, 2015 and the year ended December 31, 2014, interest accrues on the outstanding promissory notes at a per annum rate of 18.00% and is payable annually in arrears.

As a result of the Essex Crane Revolving Credit Facility events of default described above, the Company was in technical default under the unsecured promissory notes as of June 30, 2015 and the outstanding balance on the unsecured promissory notes is classified as a short-term obligation within the Company's Condensed Consolidated Balance Sheets. Noncompliance may have a material adverse effect on the Company's liquidity and operations if the Company is unable to remedy or waive the events of default.

Purchase Money Security Interest Debt

As of June 30, 2015, the Company's purchase money security interest debt consisted of the financing of twenty-one pieces of equipment. Ten of these debt obligations accrue interest at rates that range from LIBOR plus 3.25% to LIBOR plus 5.38% per annum with interest payable in arrears. Eleven of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from July 2015 to April 2022. As these loans are amortizing, approximately $1.5 million of the total $9.5 million in principal payments is due prior to June 30, 2016 and as such, this amount is classified as a current liability in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015.

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

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.  During the three and six months ended June 30, 2015, the Company had one interest rate cap outstanding.

Coast Crane Interest Rate Cap

On October 8, 2014, the Company entered into an interest rate cap agreement with one of the lenders of its Coast Crane Revolving Credit Facility to limit its exposure to interest rate fluctuations. The cap agreement has a notional principal amount of $40.0 million and matures on June 17, 2016. Under the agreement, the Company's exposure to increases in three-month LIBOR is limited to a maximum three-month LIBOR of 2.50%. The interest rate swap was not designated as a cash flow hedge. The change in fair value for the interest rate cap for the three and six months ended June 30, 2015 was an unrealized loss of approximately $6,000, which is reported within interest expense of other income (expense) in the Condensed Consolidated Statement of Operations.

 Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate cap was 6.85% and 5.49% at June 30, 2015 and December 31, 2014, respectively.

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

The fair value of the Company’s total debt obligations was approximately $221.9 million at both June 30, 2015 and December 31, 2014, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third-party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income related to foreign currency translation adjustments for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$109	$22	$51	$11
Other comprehensive income (loss) before reclassifications	(18)	(15)	40	(4)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	(18)	(15)	40	(4)
Ending balance	$91	$7	$91	$7

8.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,851)	$(2,741)	$(6,407)	$(5,910)
Weighted average shares outstanding:
Basic	24,938,175	24,801,387	24,929,536	24,795,396
Effect of dilutive securities:
Options	—	—	—	—
Restricted Stock	—	—	—	—
Diluted	24,938,175	24,801,387	24,929,536	24,795,396

Basic earnings (loss) per share	$(0.11)	$(0.11)	$(0.26)	$(0.24)
Diluted earnings (loss) per share	$(0.11)	$(0.11)	$(0.26)	$(0.24)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the six months ended June 30, 2014 are 493,671 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. The retained interests were converted to common stock on April 17, 2014. Diluted EPS adjusts basic EPS for the effects of options and restricted stock; only in the periods in which such effect is dilutive.

The weighted average restricted stock outstanding that could be converted into 33,955 and 18,237 common shares for the three months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero common shares for each of the three months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

The weighted average restricted stock outstanding that could be converted into 32,800 and 20,619 common shares for the six months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero common shares for each of the six months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of June 30, 2015 and 2014, there were 1,860,071 and 1,411,903 stock options outstanding, respectively, which are exercisable at weighted average exercise prices of $3.52 and $4.59, respectively.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Income Taxes
The Company’s effective tax rate of 39.1% for the six months ended June 30, 2015 was higher than the statutory federal rate primarily due to discrete items such as the resolution of tax audit activity in Canada. The Company’s effective tax rate of 37.3% for the six months ended June 30, 2014 was higher than the statutory federal rate due to discrete items including changes in state valuation allowances and state income tax audit activity.

As of June 30, 2015, the Company has unused federal net operating loss carry-forwards totaling approximately $159.6 million that begin expiring in 2022. As of June 30, 2015, the Company also has unused state net operating loss carry-forwards totaling approximately $84.6 million, which expire between 2015 and 2035. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. As of December 31, 2014, the Company had unused federal and state net operating loss carry-forwards totaling approximately $148.3 million and $77.4 million, respectively.

 The Company also has remaining excess tax goodwill of approximately $3.1 million as of June 30, 2015 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2014.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2011.

The Company had unrecognized tax benefits of approximately $0.1 million as of June 30, 2015 primarily associated with tax positions taken in a prior years. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2014. The Company did not incur any interest expense related to uncertain tax positions for the six months ended June 30, 2015 and 2014.

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

The Company may issue up to 1,500,000 shares of common stock pursuant to its 2011 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. The Company may issue up to 1,575,000 shares of common stock pursuant to its 2008 Long-term Incentive Plan to employees, non-employee directors and consultants of the Company. Options to purchase shares of common stock are granted at market price on the grant date and expire at either seven or ten years from issuance.

Stock Options

The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the service period of the award. The Company granted to certain key members of management options to purchase the following shares by grant date during the six months ended June 30, 2015 and 2014:

	Grant Date
	June 1, 2015	June 1, 2015	June 27, 2014	June 27, 2014	March 13, 2014
Options granted	203,272	320,434	49,814	98,024	100,000
Exercise price per share	$1.18	$1.18	$2.51	$2.51	$3.26
Service period	3 years	3 years	3 years	3 years	3 years
Option life	7 years	10 years	7 years	10 years	10 years

The fair values of the stock options granted are estimated at the date of grant using the Black-Scholes option pricing model. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Company’s method of estimating the expected volatility for the option grants was based on the volatility of its own common shares outstanding. The expected dividend yield was estimated based on the Company’s expected dividend rate over the term of the options. The expected

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

term of the options was based on management’s estimate, and the risk-free rate is based on U.S. Treasuries with a term approximating the expected life of the options.

The following table presents the assumptions used in the Black-Scholes option pricing model and the resulting option fair values by grant date during the six months ended June 30, 2015 and 2014 (amounts in thousands, except per share data):

	Grant Date
	June 1, 2015	June 1, 2015	June 27, 2014	June 27, 2014	March 13, 2014
Expected dividend yield	—%	—%	—%	—%	—%
Risk-free interest rate	1.35%	1.68%	1.45%	1.89%	1.84%
Expected volatility	74.73%	74.73%	69.94%	69.94%	71.12%
Expected life of option	4.5 years	6 years	4.5 years	6 years	6 years
Grant date fair value per share	$0.69	$0.78	$1.40	$1.58	$1.88
Grant date fair value	$140	$250	$70	$155	$188

Restricted Shares of Common Stock

On June 1, 2015, the Company granted to key members of management 234,933 shares of restricted common stock with an aggregate grant date fair value of approximately $0.3 million. One-third of the restricted shares are scheduled to vest on June 1, 2016, June 1, 2017 and June 1, 2018, respectively, and as such, no shares were vested as of June 30, 2015.

On June 27, 2014, the Company granted to key members of management 51,640 shares of restricted common stock with an aggregate grant date fair value of approximately $0.1 million. One-third of the restricted shares vested on June 27, 2015 and an additional one-third of the restricted shares are scheduled to vest on June 27, 2016 and June 27, 2017, respectively, and as such, 17,217 shares were vested as of June 30, 2015.

The Company recorded $0.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for each of the three months ended June 30, 2015 and 2014.The Company recorded $0.3 million and $0.2 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the six months ended June 30, 2015 and 2014, respectively. There was approximately $1.3 million and $0.9 million of total unrecognized compensation cost as of June 30, 2015 and December 31, 2014, respectively related to unvested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

11.	Common Stock and Warrants

The Company issued 110,986 and 45,719 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the six months ended June 30, 2015 and 2014. The Company issued 3,155 shares of common stock for services provided by one member of the Board of Directors during the six months ended June 30, 2014. The Company issued 8,352 shares of common stock to certain members of management in lieu of cash compensation during the six months ended June 30, 2014. The Company issued 39,717 and 22,500 shares of common stock related to the vesting of restricted shares during the six months ended June 30, 2015 and 2014, respectively, which were previously granted to employees. The Company withheld 13,794 and 9,621 common shares to cover the employee tax obligation related to the restricted shares issuance during the six months ended June 30, 2015 and 2014, respectively.

12.	Segment Information

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

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company does not compile discrete financial information by segment other than the information presented below. The following table presents information about the Company's reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment revenues
Essex Crane equipment rentals	$8,179	$8,846	$16,097	$17,156
Coast Crane equipment rentals	7,481	7,610	14,056	14,436
Equipment distribution	3,300	2,877	6,122	4,178
Parts and service	6,255	5,176	11,006	9,825
Total revenues	$25,215	$24,509	$47,281	$45,595
Segment gross profit
Essex Crane equipment rentals	$623	$1,080	$1,647	$1,736
Coast Crane equipment rentals	3,217	2,732	5,949	4,939
Equipment distribution	29	163	65	174
Parts and service	2,056	1,298	3,258	2,606
Total gross profit	$5,925	$5,273	$10,919	$9,455

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	June 30, 2015	December 31, 2014
Segment identified assets
Essex Crane equipment rentals	$202,852	$208,777
Coast Crane equipment rentals	79,417	83,561
Equipment distribution	15,295	12,494
Parts and service	7,345	7,277
Total segment identified assets	304,909	312,109
Non-segmented identified assets	12,364	13,781
Total assets	$317,273	$325,890

The Company operates primarily in the United States. Our sales to international customers for the three months ended June 30, 2015 were 7.4% of total revenues. Sales to customers in Canada represented 7.1% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended June 30, 2015, one customer individually accounted for approximately 14.5% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended June 30, 2015, two customers individually accounted for approximately 45.4% and 45.1% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

Our sales to international customers for the six months ended June 30, 2015 were 5.8% of total revenues. Sales to customers in Canada represented 5.5% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the six months ended June 30, 2015, one customer individually accounted for approximately 20.4% of revenues on a segmented basis. Within the equipment distribution segment for the six months ended

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 30, 2015, four customers individually accounted for approximately 24.5%, 24.3%, 20.5% and 11.1% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the six months ended June 30, 2014 were 7.9% of total revenues. Sales to customers in Canada represented 5.6% of total revenues. One customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the six months ended June 30, 2014, one customer individually accounted for approximately 20.2% of revenues on a segmented basis. Within the equipment distribution segment for the six months ended June 30, 2014, three customers individually accounted for approximately 27.7%, 13.0% and 10.6% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at June 30, 2015 totaled approximately $4.2 million, including long-lived assets totaling approximately $3.1 million. At December 31, 2014, total assets located in Canada totaled approximately $3.9 million, including long-lived assets totaling approximately $2.8 million.

13.	Commitments, Contingencies and Related Party Transactions

Since December 2010, the Company occupies office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Chairman of the Board of Directors. Such affiliate has agreed that it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. Effective January 1, 2012, the Company agreed to pay such entity approximately $8,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. Effective November 7, 2014, the Company has agreed to pay such entity approximately $11,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended June 30, 2015 and 2014 include approximately $33,000 and $23,000, respectively, of rent expense related to these agreements. The Company’s statements of operations for the six months ended June 30, 2015 and 2014 include approximately $67,000 and $46,000, respectively, of rent expense related to these agreements. The Company and Hyde Park Real Estate LLC have agreed that the aforementioned reimbursement will not be extended beyond the existing lease agreement which expires in February 2016.

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

Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.1 million and $1.6 million, respectively, at June 30, 2015. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.7 million, respectively, at December 31, 2014.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events

On July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to legal and professional fees incurred during the six months ended June 30, 2015 as a result of the financial statement restatement and activist shareholder issues previously disclosed, in addition to higher interest expense in June 2015 as a result of the increased interest rates due to the ongoing default regarding the Essex Crane Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of June 30, 2015, and its results of operations for the three and six months ended June 30, 2015 and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Parts and Service Segment We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. While our crawler cranes or attachments, tower cranes, rough terrain cranes, boom trucks or other equipment are on rent, the customer pays for much of the repair and maintenance work beyond normal wear. We perform a portion of the repair and maintenance work and recognize revenues for such services to the extent they are the customer’s responsibility. This category of revenues also includes providing certain services while erecting the equipment during initial assembly or disassembly of the equipment at the end of the rental. We also provide repair and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and the availability of our skilled mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale.

In summary, for the three months ended June 30, 2015, 32.4% of total revenues were derived from our Essex Crane equipment rentals segment, 29.7% from our Coast Crane equipment rentals segment, 13.1% from our equipment distribution segment and 24.8% from our parts and service segment. For the six months ended June 30, 2015, 34.0% of total revenues were derived from our Essex Crane equipment rentals segment, 29.7% from our Coast Crane equipment rentals segment, 12.9% from our equipment distribution segment and 23.4% from our parts and service segment.

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

The following table provides a summary of utilization rates calculated using the “days” method for the three and six months ended June 30, 2015 and 2014 for the equipment types owned during those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Crawler Cranes - Hydraulic	75.2%	65.0%	74.1%	61.2%
Crawler Cranes - Traditional	21.9%	25.9%	24.3%	26.7%
Rough Terrain Cranes	55.6%	68.2%	54.9%	63.2%
Boom Trucks	50.9%	45.3%	48.6%	45.7%
Self-Erecting Tower Cranes	30.8%	31.3%	41.1%	37.7%
City & Other Tower Cranes	60.8%	46.0%	58.7%	42.6%

Fleet Overview

As of June 30, 2015 and December 31, 2014, the total orderly liquidation value of the rental equipment fleet was approximately $315.4 million and $330.1 million, respectively. The decline in the total orderly liquidation value of the rental equipment fleet is the result of a decline in the most recent rental equipment fleet appraisal along with the sale of used rental equipment assets during the six months ended June 30, 2015.

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

Current Environment

Since 2012, the Company has experienced increasing demand from the end markets that it serves, but has yet to return to pre-recession levels of revenue that were experienced prior to 2009. The expected revenue from signed crawler crane leases decreased by approximately 13% as of June 30, 2015 as compared to June 30, 2014 and the backlog of expected rental revenues based on minimum lease terms for crawler cranes as of June 30, 2015 decreased by approximately 23% as compared to the backlog as of June 30, 2014. These decreases are primarily the result of three large crawler crane attachment leases in the prior year that did not reoccur in the current year. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at period-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. In addition to increasing utilization for hydraulic crawler cranes, the Company is also experiencing increasing utilization rates for city and other tower cranes. Despite increasing utilization rates, market forces continue to make it difficult for the Company to increase rental rates in a meaningful way. The Company is focused on increasing utilization by striving to create a more customer-centric, service oriented culture with an emphasis on continuous quality improvement. The Company is also focused on selling underutilized rental assets, particularly traditional crawler cranes, in order to increase shareholders' return on invested capital.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA represents the sum of net income, tax benefit, foreign currency exchange gains and losses, interest expense, other income, depreciation, amortization and impairment expense. Adjusted EBITDA is used internally when evaluating our operating performance and, we believe, allows investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about operating performance and period-over-period growth, and provides additional useful information to evaluate the operating performance of our core business without regard to potential distortions. However, Adjusted EBITDA is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to net income (loss) as an indicator of operating performance.

The following table provides a summary of Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,851)	$(2,741)	$(6,407)	$(5,910)
Benefit for income taxes	(1,899)	(1,581)	(4,112)	(3,520)
Foreign currency exchange (gains) losses	(85)	(99)	251	53
Interest expense	3,972	3,602	7,789	6,574
Other (income) expense	—	9	(1)	(2)
Loss from operations	(863)	(810)	(2,480)	(2,805)

Depreciation	4,471	4,613	8,912	9,217
Other depreciation and amortization	178	255	351	513
Adjusted EBITDA	$3,786	$4,058	$6,783	$6,925

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The Company had a net loss of $2.9 million for the three months ended June 30, 2015. Total revenue, cost of revenues and gross profit were $25.2 million, $19.3 million and $5.9 million, respectively, for the three months ended June 30, 2015. Total selling, general, administrative and other expenses of $6.8 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $4.0 million for the three months ended June 30, 2015. The Company had an income tax benefit of $1.9 million for the three months ended June 30, 2015 related to loss before income taxes of $4.8 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation and $0.4 million of non-recurring expenses, was $3.8 million for the three months ended June 30, 2015.

The Company had a net loss of $2.7 million for the three months ended June 30, 2014. Total revenue, cost of revenues and gross profit were $24.5 million, $19.2 million and $5.3 million, respectively, for the three months ended June 30, 2014. Total selling, general, administrative and other expenses of $6.1 million was composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.6 million for the three months ended June 30, 2014. The Company had an income tax benefit of $1.6 million for the three months ended June 30, 2014 related to loss before income taxes of $4.3 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation expense and $0.3 million of non-recurring expenses, was $4.1 million for the three months ended June 30, 2014.

Revenues

Revenues for the three months ended June 30, 2015 were $25.2 million, a 2.9% increase compared to revenues of $24.5 million for the three months ended June 30, 2014.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment revenues
Essex Crane equipment rentals	$8,179	$8,846	$(667)	(7.5)%
Coast Crane equipment rentals	7,481	7,610	(129)	(1.7)%
Equipment distribution	3,300	2,877	423	14.7%
Parts and service	6,255	5,176	1,079	20.8%
Total revenues	$25,215	$24,509	$706	2.9%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenue, which represent 32.4% of total revenues, was $8.2 million for the three months ended June 30, 2015, a 7.5% decrease from $8.8 million for the three months ended June 30, 2014. The Essex Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 25.9% of total revenues, was $6.5 million for the three months ended June 30, 2015, an 8.5% decrease from $7.1 million for the three months ended June 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates.

The decrease in Essex Crane equipment rentals revenue is primarily due to a decrease in rental revenue generated from traditional crawler cranes and hydraulic crawler crane attachments. These decreases in rental revenues were partially offset by an increase in rental revenues for hydraulic crawler cranes.

The average crawler crane rental rate increased by 3.7% to $18,406 (per crane per rental month) for the three months ended June 30, 2015 from $17,755 for the three months ended June 30, 2014. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did during the three months ended June 30, 2014. Hydraulic crawler cranes generally rent for higher average rental rates than traditional crawler cranes. Our crawler crane fleet has benefited from an increase in demand in our transportation and industrial/marine end markets, which was partially offset by decreases in demand in our power, petrochemical and sewer and water end markets. Transportation end market rental revenues increased approximately 46% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which was primarily driven by a large scale bridge project in metropolitan New York. While average rental rates have increased for highly utilized subclasses within the hydraulic crawler crane fleet when compared to the three months ended June 30, 2014, management has not been able to significantly increase average rental rates due to competitive pressure.

Essex Crane transportation revenue, which represented 4.8% of total revenues, was $1.2 million for the three months ended June 30, 2015, a 25.7% decrease from $1.6 million for the three months ended June 30, 2014. The decrease in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment and large hydraulic crawler crane attachment rentals that were shipped in the prior year that did not reoccur during the three months ended June 30, 2015.

Essex Crane used rental equipment sales revenue was $0.4 million for the three months ended June 30, 2015; a $0.4 million increase compared to the three months ended June 30, 2014. The increase in total used rental equipment sales revenue is primarily attributable to the number of used rental equipment assets sold during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, the Company sold two traditional crawler cranes. During the three months ended June 30, 2014, the Company did not sell any crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenue, which represent 29.7% of total revenues, was $7.5 million for the three months ended June 30, 2015, a 1.7% decrease from $7.6 million for the three months ended June 30, 2014. The Coast Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 22.0% of total revenues, was $5.6 million for the three months ended June 30, 2015, a 3.5% increase from $5.4 million for the three months ended June 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates. The increase in Coast Crane equipment rentals revenue is primarily due to an increase in rental revenue generated from tower cranes and crawler cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for rough terrain cranes and boom trucks.

Utilization for rough terrain cranes for the three months ended June 30, 2015 and 2014 was 55.6% and 68.2%, respectively. Rough terrain cranes can serve a broad array of markets, reducing the impact of volatility in any particular end market. The decrease in utilization was driven by a decrease in demand from the power, petrochemical, general building and sewer and water end markets, partially offset by increased utilization and rental revenues generated from our industrial/marine and transportation end markets. Boom truck utilization increased to 50.9% for the three months ended June 30, 2015 compared to 45.3% for the three months ended June 30, 2014. Tower crane utilization was 30.8% for the self-erecting tower cranes for the three months ended June 30, 2015 as compared to 31.3% for the three months ended June 30, 2014. Tower crane utilization was 60.8% for the city and other tower cranes for the three months ended June 30, 2015 as compared to 46.0% for the three months ended June 30, 2014. Our tower cranes are primarily impacted by the general building end market, and their utilization levels reflect the strength of that end market.

Coast Crane transportation revenue, which represented 2.1% of total revenues for the three months ended June 30, 2015, was $0.5 million for each of the three months ended June 30, 2015 and 2014.

Coast Crane used rental equipment sales revenue was $1.4 million for the three months ended June 30, 2015; a $0.3 million or 17.6% decrease compared to the three months ended June 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to a decrease in the number of used rental equipment assets sold during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In total, during the three months ended June 30, 2015, the Company sold seven pieces of used rental equipment as compared to the sale of nine pieces of used rental equipment during the three months ended June 30, 2014.

Equipment Distribution

Equipment distribution segment revenue, which represented 13.1% of total revenue, was $3.3 million for the three months ended June 30, 2015, a 14.7% increase from $2.9 million for the three months ended June 30, 2014. The increase in equipment distribution segment revenue is primarily attributable to an increase in the size and number of sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represented 24.8% of total revenue, was $6.3 million for the three months ended June 30, 2015, a 20.8% increase from $5.2 million for the three months ended June 30, 2014. The increase in parts and service segment revenue is primarily attributable to an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $5.9 million, a 12.4% increase from gross profit of $5.3 million for the three months ended June 30, 2014. Gross profit margin was 23.5% for the three months ended June 30, 2015 compared to 21.5% for the three months ended June 30, 2014.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment gross profit
Essex Crane equipment rentals	$623	$1,080	$(457)	(42.3)%
Coast Crane equipment rentals	3,217	2,732	485	17.8%
Equipment distribution	29	163	(134)	(82.2)%
Parts and service	2,056	1,298	758	58.4%
Total gross profit	$5,925	$5,273	$652	12.4%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $0.6 million for the three months ended June 30, 2015 decreased $0.5 million or 42.3% as compared to the three months ended June 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $18,000 for the three months ended June 30, 2015, a 41.5% decrease from $30,768 for the three months ended June 30, 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $3.2 million for the three months ended June 30, 2015 increased $0.5 million or 17.8% as compared to the three months ended June 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.6 million for the three months ended June 30, 2015, a 37.9% increase from $0.5 million for the three months ended June 30, 2014. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the number of rental assets sold during the three months ended June 30, 2015.

Equipment Distribution

Equipment distribution segment gross profit of approximately $29,000 (0.9% margin) for the three months ended June 30, 2015 decreased $0.1 million, or 82.2%, from approximately $0.2 million (5.7% margin) for the three months ended June 30, 2014. The decreased gross profit and margin percentage are functions of lower profit margins on a decreased number of individual sale transactions during the three months ended June 30, 2015 and selling retail assets to other manufacturer representatives in an effort to reduce debt.

Parts and Service

Parts and service segment gross profit of $2.1 million (32.9% margin) for the three months ended June 30, 2015 increased approximately $0.8 million or 58.4% from $1.3 million (25.1% margin) for the three months ended June 30, 2014. The parts and service segment gross profit increase was driven by an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the three months ended June 30, 2015 and 2014 were $6.8 million and $6.1 million, respectively. The increase in selling, general, administrative and other expenses was due to increases in salaries and related taxes of $0.4 million, legal expense of $0.3 million, and business taxes of $0.3 million. These increases were partially offset by a decrease in professional fees, telecom, bad debt and travel expenses of $0.3 million. Selling, general and administrative expenses include, legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.1 million of non-cash stock based compensation expense for each of the three months ended June 30, 2015 and 2014.

Interest expense increased 10.3% to $4.0 million for the three months ended June 30, 2015 from $3.6 million for the three months ended June 30, 2014. The increase in interest expense is related primarily to a higher average outstanding debt balance, as well as an increase in the weighted average interest rate. The increase in the average debt balance is primarily related to increases in the Coast Crane Revolving Credit Facility as a result of retail equipment inventory purchases and increases in the purchase money security interest debt as a result of rental equipment purchases. The increase in the weighted average interest rate is the result of the Essex Crane term loan entered into in May 2014 and the increase in the Essex Crane Revolving Credit Facility interest rates as a result of the event of default.

Income tax benefit was $1.9 million for the three months ended June 30, 2015 compared to a $1.6 million for the three months ended June 30, 2014.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 40.0% and 36.6% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment and certain discrete items.

Essex had 258 full-time employees at June 30, 2015 compared to 252 full-time employees at June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The Company had a net loss of $6.4 million for the six months ended June 30, 2015. Total revenue, cost of revenues and gross profit were $47.3 million, $36.4 million and $10.9 million, respectively, for the six months ended June 30, 2015. Total selling, general, administrative and other expenses of $13.4 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $7.8 million for the six months ended June 30, 2015. The Company had an income tax benefit of $4.1 million for the six months ended June 30, 2015 related to loss before income taxes of $10.5 million. Adjusted EBITDA, which includes the impact of $0.4 million of non-cash stock compensation and $0.7 million of non-recurring expenses, was $6.8 million for the six months ended June 30, 2015.

The Company had a net loss of $5.9 million for the six months ended June 30, 2014. Total revenue, cost of revenues and gross profit were $45.6 million, $36.1 million and $9.5 million, respectively, for the six months ended June 30, 2014. Total selling, general, administrative and other expenses of $12.3 million was composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $6.6 million for the six months ended June 30, 2014. The Company had an income tax benefit of $3.5 million for the six months ended June 30, 2014 related to loss before income taxes of $9.4 million. Adjusted EBITDA, which includes the impact of $0.2 million of non-cash stock compensation expense and $0.7 million of non-recurring expenses, was $6.9 million for the six months ended June 30, 2014.

Revenues

Revenues for the six months ended June 30, 2015 were $47.3 million, a 3.7% increase compared to revenues of $45.6 million for the six months ended June 30, 2014.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment revenues
Essex Crane equipment rentals	$16,097	$17,156	$(1,059)	(6.2)%
Coast Crane equipment rentals	14,056	14,436	(380)	(2.6)%
Equipment distribution	6,122	4,178	1,944	46.5%
Parts and service	11,006	9,825	1,181	12.0%
Total revenues	$47,281	$45,595	$1,686	3.7%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenue, which represent 34.0% of total revenues, was $16.1 million for the six months ended June 30, 2015, a 6.2% decrease from $17.2 million for the six months ended June 30, 2014. The Essex Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 28.1% of total revenues, was $13.3 million for the six months ended June 30, 2015, a 0.6% decrease from $13.3 million for the six months ended June 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates.

The decrease in Essex Crane equipment rentals revenue is primarily due to a decrease in rental revenue generated from traditional crawler cranes and hydraulic crawler crane attachments. These decreases in rental revenues were partially offset by an increase in rental revenues for hydraulic crawler cranes.

The average crawler crane rental rate increased 4.2% to $18,430 (per crane per rental month) for the six months ended June 30, 2015 from $17,688 for the six months ended June 30, 2014. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did during the six months ended June 30, 2014. Hydraulic crawler cranes generally rent for higher average rental rates than traditional crawler cranes. Our crawler crane fleet has benefited from an increase in demand in our industrial/marine and transportation end markets, which was partially offset by decreases in demand in our sewer and water, power and petrochemical end markets. While average rental rates have increased for highly utilized subclasses within the hydraulic crawler crane fleet when compared to the six months ended June 30, 2014, management has not been able to significantly increase average rental rates due to competitive pressure.

Essex Crane transportation revenue, which represented 4.6% of total revenues, was $2.2 million for the six months ended June 30, 2015, a 28.1% decrease from $3.0 million for the six months ended June 30, 2014. The decrease in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment and large hydraulic crawler crane attachment rentals that were shipped in the prior year that did not reoccur during the six months ended June 30, 2015.

Essex Crane used rental equipment sales revenue was $0.7 million for the six months ended June 30, 2015; a $0.1 million decrease compared to the six months ended June 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to the equipment models included in the individual used rental equipment sales transactions during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During each of the six months ended June 30, 2015 and 2014, the Company sold three traditional crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenue, which represent 29.7% of total revenues, was $14.1 million for the six months ended June 30, 2015, a 2.6% decrease from $14.4 million for the six months ended June 30, 2014. The Coast Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 23.0% of total revenues, was $10.9 million for the six months ended June 30, 2015, a 6.5% increase from $10.2 million for the six months ended June 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates. The increase in Coast Crane equipment rentals revenue is primarily due to an increase in rental revenue generated from tower cranes and crawler cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for rough terrain cranes and boom trucks.

Utilization for rough terrain cranes for the six months ended June 30, 2015 and 2014 was 54.9% and 63.2%, respectively. Rough terrain cranes can serve a broad array of markets, reducing the impact of volatility in any particular end market. The decrease in utilization was driven by a decrease in demand from the power and general building end markets, partially offset by increased utilization and rental revenues generated from our industrial/marine and transportation end markets. Boom truck utilization increased to 48.6% for the six months ended June 30, 2015 compared to 45.7% for the six months ended June 30, 2014. Tower crane utilization was 41.1% for the self-erecting tower cranes for the six months ended June 30, 2015 as compared to 37.7% for the six months ended June 30, 2014. Tower crane utilization was 58.7% for the city and other tower cranes for the six months ended June 30, 2015 as compared to 42.6% for the six months ended June 30, 2014.Our tower cranes are primarily impacted by the general building end market and their utilization levels reflect the strength of that end market.

Coast Crane transportation revenue, which represented 2.1% of total revenues, was $1.0 million for the six months ended June 30, 2015, a $0.1 million, or 6.5%, increase from $0.9 million for the six months ended June 30, 2014. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $2.2 million for the six months ended June 30, 2015; a $1.1 million or 33.5% decrease compared to the six months ended June 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to a decrease in the number of individual used rental equipment sales transactions during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In total, during the six months ended June 30, 2015, the Company sold eleven pieces of used rental equipment as compared to the sale of fourteen pieces of used rental equipment during the six months ended June 30, 2014.

Equipment Distribution

Equipment distribution segment revenue, which represented 12.9% of total revenue, was $6.1 million for the six months ended June 30, 2015, a 46.5% increase from $4.2 million for the six months ended June 30, 2014. The increase in equipment distribution segment revenue is primarily attributable to an increase in the size and number of sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represented 23.3% of total revenue, was $11.0 million for the six months ended June 30, 2015, a 12.0% increase from $9.8 million for the six months ended June 30, 2014. The increase in parts and service segment revenue is primarily attributable to an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Gross Profit

Gross profit for the six months ended June 30, 2015 was $10.9 million, a 15.5% increase from gross profit of $9.5 million for the six months ended June 30, 2014. Gross profit margin was 23.1% for the six months ended June 30, 2015 compared to 20.7% for the six months ended June 30, 2014.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment gross profit
Essex Crane equipment rentals	$1,647	$1,736	$(89)	(5.1)%
Coast Crane equipment rentals	5,949	4,939	1,010	20.4%
Equipment distribution	65	174	(109)	(62.6)%
Parts and service	3,258	2,606	652	25.0%
Total gross profit	$10,919	$9,455	$1,464	15.5%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.6 million for the six months ended June 30, 2015 decreased $0.1 million or 5.1% as compared to the six months ended June 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Transportation margins improved by $0.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $45,800 for the six months ended June 30, 2015, a 42.0% decrease from $0.1 million for the six months ended June 30, 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $5.9 million for the six months ended June 30, 2015 increased $1.0 million or 20.4% as compared to the six months ended June 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. The $1.0 million increase was primarily driven by the increase in rental revenue and a decrease in costs of approximately $0.3 million. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.9 million for the six months ended June 30, 2015, a 8.1% increase from $0.8 million for the six months ended June 30, 2014. The increase in the gain on the sale of used rental equipment was directly attributable to an increase in the size of the individual sales transactions during the six months ended June 30, 2015.

Equipment Distribution

Equipment distribution segment gross profit of approximately $0.1 million (1.1% margin) for the six months ended June 30, 2015 decreased $0.1 million, or 62.6%, from approximately$0.2 million (4.2% margin) for the six months ended June 30, 2014.

The decreased gross profit and margin are functions of lower profit margins on individual sale transactions during the six months ended June 30, 2015 and selling retail assets to other manufacturer representatives at low margins in an effort to reduce debt.

Parts and Service

Parts and service segment gross profit of $3.3 million (29.6% margin) for the six months ended June 30, 2015 increased approximately $0.7 million or 25.0% from $2.6 million (26.5% margin) for the six months ended June 30, 2014. The parts and service segment gross profit increase was driven by an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the six months ended June 30, 2015 and 2014 were $13.4 million and $12.3 million, respectively. The increase in selling, general, administrative and other expenses was due to increases in salaries and related taxes of $0.5 million, legal expense of $0.4 million, and business taxes of $0.2 million. These increases were partially offset by decreases in sales and marketing, telecom, bad debt and travel expenses of $0.2 million. Selling, general and administrative expenses include legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.3 million and $0.2 million of non-cash stock based compensation expense for each of the six months ended June 30, 2015 and 2014, respectively.

Interest expense increased 18.5% to $7.8 million for the six months ended June 30, 2015 from $6.6 million for the six months ended June 30, 2014. The increase in interest expense is related primarily to a higher average outstanding debt balance, as well as an increase in the weighted average interest rate. The increase in the average debt balance is primarily related to increases in the Coast Crane Revolving Credit Facility as a result of retail equipment inventory purchases and increases in the purchase money security interest debt as a result of rental equipment purchases. The increase in the weighted average interest rate is the result of the Essex Crane term loan entered into in May 2014 and the increase in the Essex Crane Revolving Credit Facility interest rates as a result of the events of default previously disclosed.

Income tax benefit was $4.1 million for the six months ended June 30, 2015 compared to a $3.5 million for the six months ended June 30, 2014.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 39.1% and 37.3% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment and certain discrete items.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the six months ended June 30, 2015 was $2.6 million. This was primarily the result of a net loss of $6.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, resulted in the use of cash of approximately $0.8 million. The negative cash flows from operating activities were increased by a use of cash from total changes in operating assets and liabilities of $1.8 million, which was primarily comprised of a $3.3 million increase in retail equipment inventory, a $0.2 million decrease in unearned rental revenue and a $0.1 million increase in spare parts inventory. These uses of cash were partially offset by a $1.4 million increase in accounts payable and a $0.5 million increase in customer deposits.

The Company’s cash used in operating activities for the six months ended June 30, 2014 was $3.2 million. This was primarily the result of a net loss of $5.9 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, provided cash flows of approximately $0.8 million. The positive cash flows from operating activities were decreased by a total change in operating assets and liabilities of $4.0 million, which was comprised of a $3.3 million increase in accounts receivable, a $4.6 million increase in retail equipment inventory, a $0.2 million increase in spare parts inventory and a $0.1 million decrease in customer deposits. These uses of cash were partially offset by a $0.2 million decrease in other receivables a $0.2 million decrease in prepaid expenses, a $3.4 million increase in accounts payable and accrued expenses and a $0.5 million increase in unearned rental revenue.

Cash flow from investing activities. The Company's cash provided by investing activities for the six months ended June 30, 2015 was $2.6 million. This was primarily the result of proceeds from the sale of rental equipment of $2.8 million and a decrease in accounts receivable from equipment sales of $0.3 million. These sources of cash were partially offset by purchases of property and equipment of $0.3 million and purchases of rental equipment of $0.2 million.

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

Cash flow from financing activities. The Company's cash used in financing activities for the six months ended June 30, 2015 was $0.6 million. This was primarily the result of net payments made on the revolving credit facilities, term loans and purchase money security interest debt of $0.6 million. Gross borrowings and payments on the revolving credit facilities were $50.1 million and $49.9 million, respectively, for the period. Gross payments on the term loans were $1.0 million. Gross borrowings and payments on the purchase money security interest debt for the period were $1.2 million and $1.0 million, respectively.

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

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the revolving credit facilities will be adequate to meet our future liquidity needs for the foreseeable future. The Essex Crane Revolving Credit Facility and Coast Crane Credit Facility mature in October 2016 and March 2017, respectively, assuming no acceleration occurs under the respective facilities. No assurance can be given that we will be able to meet our debt obligations or refinance our credit facilities prior to their respective maturity dates upon terms acceptable to us or at all.

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million, or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent has elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.
Subsequently, on July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to legal and professional fees incurred during the six months ended June 30, 2015 as a result of the financial statement restatement and activist shareholder issues previously disclosed, in addition to higher interest expense in June 2015 as a result of the increased interest rates due to the ongoing default regarding the Essex Crane Revolving Credit Facility.

The Company is currently in discussions with the lenders under the Essex Crane Revolving Credit Facility to remedy and/or waive the events of default. The Company anticipates that a forbearance agreement will be entered into with its lenders that will allow the Company to request additional revolving loans through mutually agreed upon period of time. These additional revolving loans will enable the Company to pay its ordinary and current expenses. The agent and lenders have reserved all of their respective rights and remedies available under the Essex Crane Revolving Credit Facility and applicable law as a result of the event of default or any other events of default that may otherwise occur at any time.

Upon the conclusion of the initial forbearance period, the Company expects to enter into an amendment to the Essex Crane Revolving Credit Facility or a more structured forbearance agreement that underscores the financial and operating targets that must be achieved to obtain a waiver of the events of default. However, if the Company cannot amend the facility, extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on commercially reasonable terms, or at all.

Essex Crane is obligated to make principal payments on outstanding debt totaling approximately $10,000 during the next twelve months, exclusive of approximately $149.8 million outstanding under the Essex Crane Revolving Credit Facility that may become due and payable, and requires a significant amount of cash to fund operations. As of June 30, 2015, and after consideration of the 10% availability threshold covenant included in the Essex Crane Revolving Credit Facility, Essex Crane had no available borrowings under its revolving credit facility. The expected future operating cash flows for Essex Crane are not sufficient to meet our long-term obligations and fund operations without the refinancing of the Essex Crane Revolving Credit Facility. However, no assurance can be given that the Company will be able to refinance the Essex Crane Revolving Credit Facility. If the Company is not able to refinance, we will be required to adopt one or more alternatives, such as selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants, which may prohibit us from adopting any of these alternatives.

These circumstances raise significant doubt as to Essex Crane’s ability to operate as a going concern.

Coast Crane has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry and recurring losses in recent years. Coast Crane anticipates its current cash resources, availability under its revolving credit facilities, and cash to be generated from operations in 2015 and the six months ended June 30, 2015 will be adequate to meet its liquidity needs for at least the next twelve months. As discussed further in Note 4 of these consolidated financial statements, Coast Crane is obligated to make principal payments on outstanding debt totaling approximately $3.5 million during the next twelve months. As of June 30, 2015, availability under the Coast Crane borrowing base calculation was approximately $0.6 million. If cash generated from operations is not materially consistent with management’s plans, Coast Crane may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs. Coast Crane may not be able to refinance its indebtedness in a timely manner, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to divest assets, seek additional equity or reduce or delay capital expenditures, any of which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect such actions, if necessary, in a timely manner, on commercially reasonable terms, or at all.

Although the Company has determined that there is substantial doubt about Essex Crane's ability to continue as a going concern, the Company does not anticipate that these circumstances will impact Coast Crane's ability to continue as a going concern. Coast Crane and Essex Crane are separate legal entities with separate revolving credit facilities and other debt obligations. The companies do not cross-collateralize their debt agreements and the events of default at Essex Crane have no impact on Coast Crane's current debt obligations or its ability to obtain additional sources of capital in the future. Coast Crane is well established as one of the largest rental equipment providers of boom trucks, rough terrain cranes and tower cranes in the western United States and the Company does not anticipate that the current situation at Essex Crane will significantly affect our customer's, or the market's, perception of the Company or its rental offerings. Furthermore, Coast Crane derives a significant portion of its revenues through retail equipment sales, retail parts sales and repair and maintenance services on third-party equipment, all of which are independent of Essex Crane and unique to Coast Crane. Although Coast Crane and Essex Crane share certain customers, sales force and certain accounting and management functions to a limited extent, Coast Crane is structured in such a manner that it can continue normal business operations even in the event that Essex Crane ceases operations.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in acceleration of all of our debt.

The Essex Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box. Notwithstanding the events of default described above, the Essex Crane Revolving Credit Facility is classified as a short-term obligation within the Company's Consolidated Balance Sheets.

The Coast Crane Revolving Credit Facility includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box for Coast Crane and a springing lock-box for Coast Crane Ltd. As a result, the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, is classified as a short-term obligation within the Company's Consolidated Balance Sheets.

Although the balances outstanding on the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, and the Essex Crane Revolving Credit Facility are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations, absent any material adverse changes at the Company and assuming that we can remedy or waive the events of default described above. A material adverse change would permit the lenders under the revolving credit facilities to exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on commercially reasonable terms, or at all.
Seasonality

Although we believe our business traditionally is not materially impacted by seasonality, the demand for our rental equipment tends to be lower in the winter months. The level of equipment rental activities is directly related to infrastructure, commercial, residential and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities and thus the level of equipment rental activities.

Equipment sales cycles are also subject to some seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are traditionally affected to a lesser extent by changes in demand caused by seasonality.
Contractual Obligations

During the three and six months ended June 30, 2015, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the events of default related to the Essex Crane Revolving Credit Facility as described above and in Notes 2 and 4 in the condensed consolidated financial statements herein.
Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2015, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of June 30, 2015
	June 30, 2015	December 31, 2014		Maturity Dates
Essex Crane revolving credit facility - short-term	$119,761	$118,611	6.11%	October 2016
Essex Crane term loan - short-term (1)	30,000	30,000	12.78%	May 2019
Coast Crane revolving credit facility - short-term	22,424	24,098	5.33%	March 2017
Coast Crane revolving credit facility - long-term	2,514	1,781	5.37%	March 2017
Coast Crane term loan	33,500	34,500	5.25%	September 2016 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	1,655	18.00%	October 2016
Purchase money security interest debt	7,928	6,652	5.54%	July 2016 to March 2022
Purchase money security interest debt - short-term	1,521	1,655	5.54%	within 1 year
Total debt obligations outstanding	$221,303	$220,952

(1) The Essex Crane term loan was classified as a long-term liability at December 31, 2014.

Aggregate payments of principal on debt obligations outstanding as of June 30, 2015 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows (amounts in thousands):

2015	$176,072
2016	5,133
2017	34,772
2018	1,714
2019 and thereafter	3,612
Total	$221,303

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of June 30, 2015. The weighted average interest rate in effect on all of the Company’s borrowings at June 30, 2015 was 6.85%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at June 30, 2015 would increase our interest expense by approximately $1.6 million on an annualized basis.

The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and its use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the existence of material weaknesses in internal control over financial reporting as described below. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three and six month periods ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except the changes described above related to the remediation of material weaknesses.

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

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed below.

We may not be able to obtain a waiver, or otherwise remedy, the events of default under the Essex Crane Revolving Credit Facility, which could have a material adverse effect on our liquidity and raise doubt about Essex Crane’s ability to continue as a going concern.
On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. Subsequently, on July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. Although the lenders have not exercised their rights to declare the outstanding loans due and payable, they have reserved all of their respective rights and remedies available under the Essex Crane Revolving Credit Facility as a result of the event of default or any other events of default that may otherwise occur at any time.
We are currently in discussions with the lenders under the Essex Crane Revolving Credit Facility to establish means to remedy and/or waive the events of default, including negotiating the terms of a forbearance agreement, which would likely provide for additional revolving loans to enable Essex Crane to pay its ordinary and current expenses. However, we cannot assure you that we will be able execute the aforementioned forbearance agreement or any other refinancing, in a timely manner, upon terms acceptable to us or at all.
Essex Crane is obligated to make principal payments on outstanding debt totaling approximately $10,000 during the next twelve months, exclusive of approximately $149.8 million outstanding under the Essex Crane Revolving Credit Facility that may become due and payable, and requires a significant amount of cash to fund operations. As of June 30, 2015, and after consideration of the 10% availability threshold covenant included in the Essex Crane Revolving Credit Facility, Essex Crane had no available borrowings under its revolving credit facility. The expected future operating cash flows for Essex Crane are not sufficient to meet our long-term obligations and fund operations without the refinancing of the Essex Crane Revolving Credit Facility. If the Company cannot extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on commercially reasonable terms, or at all.
These circumstances raise significant doubt as to Essex Crane’s ability to operate as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12.0 million of the Company's common stock. Approximately $9.0 million remained available under the stock repurchase program at June 30, 2015.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
Item 3. Defaults upon Senior Securities

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent has elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.

Subsequently, on July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to legal and professional fees incurred during the six months ended June 30, 2015 as a result of the financial statement restatement and activist shareholder issues previously disclosed, in addition to higher interest expense in June 2015 as a result of the increased interest rates due to the ongoing default regarding the Essex Crane Revolving Credit Facility.

As of the date of filing this Quarterly Report on Form 10-Q, the Company has not obtained a waiver for the events of default described above from the lenders under the Essex Crane Revolving Credit Facility. The lenders have reserved all of their respective rights and remedies available under the Essex Crane Revolving Credit Facility, including their right to declare the outstanding loans due and payable, as a result of the event of default or any other events of default that may otherwise occur at any time.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

None.

Item 6. Exhibits

A. Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX RENTAL CORP.

Dated:	August 6, 2015	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2015	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)