Form 10-Q
period 2015-09-30
Essex Rental Corp.
filed 2015-11-04
CIK 1373988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

25,186,791 shares of common stock, par value $.0001 per share, were outstanding as of the close of business on October 30, 2015.

ESSEX RENTAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of Essex Rental Corp. ("Essex Rental") and its management team and may be identified by the use of words like "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "will", "should", "seek", the negative of these terms or other comparable terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from Essex Rental’s expectations include, without limitation, the continued ability of Essex Rental to successfully execute its business plan, the possibility of a change in demand for the products and services that Essex Rental provides (through its operating subsidiaries, Essex Crane Rental Corp., Coast Crane Company and Coast Crane Ltd.), intense competition which may require us to lower prices or offer more favorable terms of sale, our reliance on third-party suppliers, our indebtedness which could limit our operational and financial flexibility and any actions of our lenders in relation to events of default under our indebtedness, global economic factors including interest rates, general economic conditions, geopolitical events and regulatory changes, our dependence on our management team and key personnel, as well as other relevant risks detailed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission and available on the investor relations section of our website, www.essexrentalcorp.com. The factors listed here are not exhaustive. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. Essex Rental assumes no obligation to update or supplement forward-looking information in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results or financial conditions, or otherwise.

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in thousands, except share data)

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,281	$1,087
Accounts receivable, net of allowances for doubtful accounts and credit memos of $3,886 and $3,019, respectively	16,419	16,981
Other receivables	1,674	1,700
Deferred tax assets	3,703	3,504
Inventory
Retail equipment	16,311	12,030
Retail spare parts, net	1,741	1,725
Rental equipment, held for sale	—	790
Prepaid expenses and other assets	1,736	1,516
TOTAL CURRENT ASSETS	42,865	39,333

Rental equipment, net	253,833	270,465
Property and equipment, net	4,642	4,613
Spare parts inventory, net	3,898	3,816
Identifiable finite lived intangibles, net	484	735
Goodwill	1,796	1,796
Loan acquisition costs, net	3,354	5,132

TOTAL ASSETS	$310,872	$325,890

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,979	$4,966
Accrued employee compensation and benefits	1,897	2,008
Accrued taxes	3,529	3,694
Accrued interest	1,639	870
Accrued other expenses	796	1,031
Unearned rental revenue	1,677	1,849
Customer deposits	628	350
Revolving credit facilities - short-term	141,941	142,709
Term loans - short-term	32,349	2,000
Promissory notes - short-term	1,655	—
Purchase money security interest debt - short-term	1,422	1,655
Capital lease obligation - short-term	78	35
TOTAL CURRENT LIABILITIES	192,590	161,167

LONG-TERM LIABILITIES
Revolving credit facility	2,049	1,781
Term loans	33,000	64,500
Promissory notes	—	1,655
Purchase money security interest debt	7,451	6,652
Deferred tax liabilities	28,619	34,487
Capital lease obligation	323	162
TOTAL LONG-TERM LIABILITIES	71,442	109,237

TOTAL LIABILITIES	264,032	270,404

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value, Authorized 40,000,000 shares; issued and outstanding 25,186,791 shares at September 30, 2015 and 24,824,614 shares at December 31, 2014	3	2
Paid in capital	127,136	126,510
Accumulated deficit	(80,447)	(71,077)
Accumulated other comprehensive income	148	51
TOTAL STOCKHOLDERS' EQUITY	46,840	55,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$310,872	$325,890

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Equipment rentals	$14,068	$13,640	$38,211	$37,202
Retail equipment sales	319	2,760	6,441	6,938
Used rental equipment sales	3,301	6,024	6,137	10,089
Retail parts sales	1,689	2,165	5,708	6,707
Transportation	1,743	2,056	4,917	6,021
Equipment repairs and maintenance	2,970	2,936	9,957	8,219
TOTAL REVENUES	24,090	29,581	71,371	75,176

COST OF REVENUES
Salaries, payroll taxes and benefits	3,155	3,021	9,132	8,399
Depreciation	4,473	4,538	13,385	13,755
Retail equipment sales	289	2,425	6,011	6,117
Used rental equipment sales	2,781	5,074	4,700	8,253
Retail parts sales	1,348	1,691	4,586	5,287
Transportation	1,519	2,082	4,282	5,906
Equipment repairs and maintenance	2,738	3,234	8,848	8,886
Yard operating expenses	863	999	2,584	2,601
TOTAL COST OF REVENUES	17,166	23,064	53,528	59,204

GROSS PROFIT	6,924	6,517	17,843	15,972

Selling, general and administrative expenses	6,526	5,939	19,574	17,686
Impairment - rental equipment, held for sale	—	771	—	771
Other depreciation and amortization	170	195	521	708
INCOME (LOSS) FROM OPERATIONS	228	(388)	(2,252)	(3,193)

OTHER INCOME (EXPENSES)
Other income (expense)	2	(3)	3	(1)
Interest expense	(4,921)	(3,669)	(12,710)	(10,243)
Foreign currency exchange losses	(306)	(172)	(557)	(225)
TOTAL OTHER INCOME (EXPENSES)	(5,225)	(3,844)	(13,264)	(10,469)

LOSS BEFORE INCOME TAXES	(4,997)	(4,232)	(15,516)	(13,662)

BENEFIT FOR INCOME TAXES	(2,034)	(1,834)	(6,146)	(5,354)

NET LOSS	$(2,963)	$(2,398)	$(9,370)	$(8,308)

Weighted average shares outstanding:
Basic	25,047,223	24,813,619	24,969,196	24,801,537
Diluted	25,047,223	24,813,619	24,969,196	24,801,537

Loss per share:
Basic	$(0.12)	$(0.10)	$(0.38)	$(0.33)
Diluted	$(0.12)	$(0.10)	$(0.38)	$(0.33)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,963)	$(2,398)	$(9,370)	$(8,308)

Other comprehensive income
Foreign currency translation adjustments	57	21	97	17
Other comprehensive income	57	21	97	17

Comprehensive loss	$(2,906)	$(2,377)	$(9,273)	$(8,291)

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,370)	$(8,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of tangible assets	13,652	14,210
Amortization of loan acquisition costs and other intangibles	2,025	2,094
Gain on sale of rental equipment	(1,437)	(1,836)
Impairment - rental equipment, held for sale	—	771
Deferred income taxes	(6,129)	(5,392)
Share based compensation expense	412	296
Changes in operating assets and liabilities:
Accounts receivable, net	101	(3,311)
Other receivables	26	307
Prepaid expenses and other assets	(220)	207
Retail equipment inventory	(4,517)	(5,288)
Spare parts inventory	(125)	(621)
Accounts payable and accrued expenses	1,746	303
Unearned rental revenue	(172)	294
Customer deposits	278	(55)
Total change in operating assets and liabilities	(2,883)	(8,164)

NET CASH USED IN OPERATING ACTIVITIES	(3,730)	(6,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment	(485)	(6,252)
Purchases of property and equipment	(333)	(554)
Accounts receivable from rental equipment sales	461	694
Proceeds from sale of rental equipment	6,137	10,089

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,780	3,977

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	74,079	83,168
Payments on revolving credit facilities	(74,579)	(105,415)
Proceeds from term loans	—	30,000
Payments on term loans	(1,500)	(1,500)
Proceeds from purchase money security interest debt	1,171	—
Payments on purchase money security interest debt	(1,559)	(847)
Payments on promissory notes	—	(2,000)
Payments on capital lease obligation	(42)	(10)
Employer repurchase of shares to satisfy minimum tax withholding	(13)	(24)
Payments for loan acquisition costs	—	(1,238)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,443)	2,134

Effect of exchange rate changes on cash and cash equivalents	587	292

NET INCREASE IN CASH AND CASH EQUIVALENTS	194	74

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,087	1,349

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,281	$1,423

ESSEX RENTAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING / FINANCING ACTIVITIES
Board of Directors fees paid in common stock	$228	$150
Equipment obtained through capital lease	$245	$215
Equipment purchased directly through short-term debt obligation	$56	$2,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,164	$7,975
Cash (received) paid for income taxes, net	$(62)	$127

The accompanying notes are an integral part of these financial statements

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Essex Rental Corp. ("Essex Rental") and its wholly owned subsidiaries Essex Holdings, LLC ("Holdings"), Essex Crane Rental Corp. ("Essex Crane"), Essex Finance Corp. ("Essex Finance"), CC Acquisition Holding Corp. ("CC Acquisition"), Coast Crane Company, formerly known as CC Bidding Corp. ("Coast Crane") and Coast Crane Ltd. ("Coast Crane Ltd.") (collectively the "Company" or "Essex"). All intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged primarily in renting lattice boom crawler cranes and attachments, tower cranes and attachments, rough terrain cranes, boom trucks and other related heavy lifting machinery and equipment to the construction industry throughout the United States of America, including Hawaii and Alaska, (the "U.S.") and Canada. The assets are rented for use in building and maintaining power plants, refineries, bridges and roads, alternative energy projects, water treatment facilities, marine projects, petrochemical projects and other industrial, commercial, residential and infrastructure projects. The Company is also engaged in servicing and distributing heavy lifting machinery and other construction related equipment and parts.

The accompanying condensed consolidated financial statements of the Company include all adjustments (consisting of normal recurring adjustments) which management considers necessary for the fair presentation of the Company’s operating results, financial position and cash flows as of and for all periods presented. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") have been omitted from these unaudited financial statements in accordance with applicable rules.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Significant Accounting Policies

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of our significant accounting policies.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and the related disclosures.  Accordingly, actual results could materially differ from those estimates.  Significant estimates include the allowance for doubtful accounts and credit memos, spare parts inventory obsolescence reserve, useful lives for rental equipment and property and equipment, deferred income taxes, personal property tax receivable and accrual, loss contingencies and the fair value of interest rate caps and other financial instruments.

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

During the nine months ended September 30, 2015 and as a result of continuing losses and depressed utilization rates, the Company determined that a triggering event had occurred at Essex Crane, which caused the Company to determine if an impairment of these long-lived assets to be held and used was necessary.

Application of the long-lived asset to be held and used impairment test requires judgment, including the identification of the primary asset, identification of the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and the future cash flows of the long-lived assets to be held and used. The Company identified its crawler crane rental equipment fleet as the primary asset as it is the basis of all revenue-generating activities for Essex Crane, its replacement would require a significant level of investment and its remaining useful life significantly exceeds the remaining useful life of all other assets. The lowest level of identifiable cash flows within the rental equipment fleet is at the equipment model level. Each equipment model group is capable of producing cash flows without other complementary assets and each asset within each specific equipment model groups is interchangeable with any other asset within that equipment model group. The Company tested the recoverability of the rental equipment assets to be held and used by model using an undiscounted cash flow approach dependent primarily upon estimates of future rental income, orderly liquidation value and discount rates. Cash flows for each equipment model group considered the possibility of continuing to rent the assets and selling the assets in orderly transactions in the future or at the end of their remaining useful lives. The Company estimated that the future cash flows generated by each of the equipment model groups exceeded the carrying value of the assets and no impairment was recorded for rental equipment assets to be held and used as of September 30, 2015. Furthermore, future cash flows after allocation to the rental equipment assets are in excess of the carrying value of property, plant and equipment and no impairment was recorded for these assets as of September 30, 2015.

Under the terms of the Third Forbearance Agreement, dated October 7, 2015, by and among Essex Crane and the lenders under the Essex Crane Revolving Credit Facility (as defined below), as previously disclosed on the Company's Current Report on Form 8-K filed on October 13, 2015, as a result of the events of default under the Fourth Amended and Restated Credit Agreement, dated May 13, 2014, by and among Essex Crane, Essex Holdings, LLC, Wells Fargo Capital Finance, as Administrative Agent and itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP) L.P., Kay Senior Credit Fund L.P., 1492 Capital LLC, and Medley Capital Corporation as lenders (as amended from time to time, the "Essex Crane Revolving Credit Facility"), Essex Crane is required to submit a restructuring plan that reflects possible asset disposition plans for maximizing Essex Crane's value. The Company anticipates that the restructuring plan will include the orderly sale of non-utilized assets over a number of years. Under this scenario, the Company believes that the future cash flows generated by these sales are not materially different from the estimated cash flows utilized in the impairment test described above. However, should the lenders require that certain rental fleet assets be sold over a short period of time, the possibility exists that the cash flows generated from these sales will be materially different than those used in the impairment test and a significant impairment of these assets may be required.

The Company also assessed whether a triggering event for potential impairment of its Coast Crane equipment assets existed, and it was determined that no such event occurred for these assets during the nine months ended September 30, 2015.

Recently Issued and Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance for the measurement of inventory to more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. Under the guidance, inventory is measured at the lower of cost or net realizable value. The guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, and interim reporting periods within those years (early adoption is permitted for financial statements that have not been previously issued). Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial results.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2015, the FASB issued guidance for the presentation of debt issuance costs on an entity's balance sheet. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The guidance is effective for fiscal years beginning after December 15, 2015, and interim reporting periods within those years (early adoption is permitted for financial statements that have not been previously issued). Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial results.

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

Going Concern/Liquidity

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million, or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.
On July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. Subsequent to July 30, 2015, the Company has triggered additional events of default under the Essex Crane Revolving Credit Facility or the forbearance agreements related thereto including (i) a failure to be in compliance with the borrowing base and a failure to repay overadvances for the monthly periods ended July 31, 2015 and August 31, 2015, (ii) a failure to pay the default interest on the revolving loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iii) a failure to pay accrued interest on the term loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iv) permitting the fixed charge coverage ratio to be less than 1.10 to 1.00 for the trailing twelve month periods ended July 31, 2015, August 31, 2015, September 30, 2015 and October 31, 2015, (v) the consummation of rental equipment sales that resulted in net cash proceeds of less than 70% of orderly liquidation value, and (vi) the failure to retain a Chief Restructuring Officer on or before September 21, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to increased legal and professional fees along with increased interest expense as a result of the ongoing events of default.

On October 7, 2015, Essex Crane entered into a Third Forbearance Agreement (the "Forbearance Agreement") with the lenders under the Essex Crane Revolving Credit Facility. Under the terms of the Forbearance Agreement, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 13, 2015. In addition, default interest is no longer being accrued on the revolving loans. In exchange, Essex Crane is subject to additional reporting and documentation requirements, including the submission of a rolling thirteen week cash flow forecast and a weekly reconciliation of forecasted to actual cash flow. Additionally, Essex Crane is required to investigate potential sale-leaseback opportunities on its real property and submit a restructuring plan on or before October 30, 2015 that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value.

Essex Crane subsequently entered into an amendment to the Forbearance Agreement dated October 30, 2015 with the lenders under the Essex Crane Revolving Credit Facility (the "Amendment"). Under the terms of the Amendment, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 20, 2015. In addition, the Amendment extends the date by which Essex Crane is required to submit a restructuring plan to Wells Fargo Capital Finance, LLC that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value to November 6, 2015.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company intends to continue to seek an amendment to the Essex Crane Revolving Credit Facility or a longer term structured forbearance agreement that underscores the financial and operating targets that must be achieved to obtain a waiver of the events of default. However, if the Company cannot amend the facility, extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all, in which case, we may need to seek protection from our creditors under applicable law or consider other restructuring and recapitalization transactions. Whether or not any such transactions or agreements may be implemented or be successful, the investors in the Company's common stock could suffer substantial or total loss of their investment.

During the next twelve months, Essex Crane requires a significant amount of cash to fund operations and is obligated to make principal payments on outstanding debt totaling approximately $10,000, exclusive of approximately $150.3 million outstanding under the Essex Crane Revolving Credit Facility that may become due and payable. As of September 30, 2015, and after consideration of the 10% availability threshold covenant included in the Essex Crane Revolving Credit Facility, Essex Crane had no available borrowings under its revolving credit facility. However, Essex Crane did have approximately $1.2 million of availability under the maximum allowable overadvance included in the terms of the Forbearance Agreement. The expected future operating cash flows for Essex Crane are not sufficient to meet our long-term obligations and fund operations without the refinancing of the Essex Crane Revolving Credit Facility. However, no assurance can be given that the Company will be able to refinance the Essex Crane Revolving Credit Facility. If the Company is not able to refinance, we will be required to adopt one or more alternatives, such as selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, we cannot assure investors that any of these actions could be affected on a timely basis on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants that may prohibit us from adopting any of these alternatives.

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

Coast Crane has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry and recurring losses in recent years. Coast Crane anticipates its current cash resources, availability under its revolving credit facilities, and cash to be generated from operations throughout the full year of 2015 and the nine months ended September 30, 2015 will be adequate to meet its liquidity needs for at least the next twelve months. As discussed further in Note 4 of these Consolidated Financial Statements, Coast Crane is obligated to make principal payments on outstanding debt totaling approximately $3.5 million during the next twelve months. As of September 30, 2015, availability under the Coast Crane borrowing base calculation was approximately $1.6 million. If cash generated from operations is not materially consistent with management’s plans, Coast Crane may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs. Coast Crane may not be able to refinance its indebtedness in a timely manner, on satisfactory terms, or at all. If we cannot service or refinance our indebtedness, we may have to divest assets, seek additional equity or reduce or delay capital expenditures, any of which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect such actions, if necessary, in a timely manner, on satisfactory terms, or at all.

Although the Company has determined that there is substantial doubt about Essex Crane's ability to continue as a going concern, the Company does not anticipate that these circumstances will impact Coast Crane's ability to continue as a going concern. Coast Crane and Essex Crane are separate legal entities with separate revolving credit facilities and other debt obligations. The companies do not cross-collateralize their debt agreements and the events of default at Essex Crane should have no impact on Coast Crane's current debt obligations or its ability to obtain additional sources of capital in the future. Coast Crane is well established as one of the largest rental equipment providers of boom trucks, rough terrain cranes and tower cranes in the western U.S. and the Company does not anticipate that the current situation at Essex Crane will significantly affect our customer's, or the market's, perception of the Company or its rental offerings. Furthermore, Coast Crane derives a significant portion of its revenues through retail equipment sales, retail parts sales and repair and maintenance services on third-party equipment, all of which are

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

independent of Essex Crane and unique to Coast Crane. Although Coast Crane and Essex Crane share certain customers, sales force and certain accounting and management functions to a limited extent, Coast Crane is structured in such a manner that it can continue normal business operations even in the event that Essex Crane ceases operations.

The Second Amended and Restated Credit Agreement dated March 12, 2013, by and among Coast Crane Company, Coast Crane Ltd., CC Acquisition Holding Corp., General Electric Capital Corporation, as Administrative Agent for the several financial institutions from time to time party to the Credit Agreement and for itself as a lender, Wells Fargo Bank, National Association, as Documentation Agent for the several financial institutions from time to time party to the Credit Agreement and lenders, and the other persons party thereto that are designated as Credit Parties thereunder (as amended from time to time, the "Coast Crane Revolving Credit Facility") includes a subjective acceleration clause and requires the Company to maintain a traditional lock-box for Coast Crane and a springing lock-box for Coast Crane Ltd. As a result, the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, is classified as a short-term obligation within the Company's Consolidated Balance Sheets. The Coast Crane Ltd. borrowings under the Coast Crane Revolving Credit facility are classified as long-term obligations within the Company's Consolidated Balance Sheets.

Although the balances outstanding on the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations absent any material adverse changes at the Company. A material adverse change would permit the lenders under the Coast Crane revolving credit facilities to exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all.

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

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of the Company’s other identifiable finite lived intangible assets (amounts in thousands):

	September 30, 2015	December 31, 2014
Essex Crane customer relationship	$784	$784
Essex Crane trademark	804	804
Coast Crane customer relationship	1,500	1,500
Coast Crane trademark	600	600
Total intangible assets	3,688	3,688
Less: accumulated amortization	(3,204)	(2,953)
Intangible assets, net	$484	$735

The Company’s amortization expense associated with other intangible assets was approximately $0.1 million for each of the three month periods ended September 30, 2015 and 2014. The company's amortization expense associated with other intangible assets was approximately $0.3 million for each of the nine month periods ended September 30, 2015 and 2014.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2015 for the years ended December 31st (amounts in thousands):

2015	$73
2016	214
2017	197
Total	$484

4.	Revolving Credit Facilities and Other Debt Obligations

The Company’s revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of September 30, 2015
	September 30, 2015	December 31, 2014		Maturity Dates
Essex Crane revolving credit facility - short-term	$119,947	$118,611	7.00%	October 2016
Essex Crane term loan - short-term (1)	30,349	30,000	13.50%	May 2019
Coast Crane revolving credit facility - short-term	21,994	24,098	5.35%	March 2017
Coast Crane revolving credit facility - long-term	2,049	1,781	5.27%	March 2017
Coast Crane term loan	33,000	34,500	5.25%	December 2016 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	1,655	18.00%	October 2016
Purchase money security interest debt	7,451	6,652	5.59%	October 2016 to April 2022
Purchase money security interest debt - short-term	1,422	1,655	5.59%	within 1 year
Total debt obligations outstanding	$219,867	$220,952

(1) The Essex Crane term loan was classified as a long-term liability at December 31, 2014.

Aggregate payments of principal on debt obligations outstanding as of September 30, 2015 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows (amounts in thousands):

2015	$173,062
2016	5,133
2017	36,344
2018	1,714
2019	2,819
Thereafter	795
Total	$219,867

Essex Crane Revolving Credit Facility

On May 13, 2014, Essex Crane entered into the Essex Crane Revolving Credit Facility. The credit facility provides for a revolving loan in the amount of $145.0 million, with a $20.0 million aggregate sublimit for letters of credit, and a $30.0 million term loan. Essex Crane may borrow on the revolving loan an amount equal to the sum of 85% of eligible net receivables and 75% of the net orderly liquidation value of eligible rental equipment. The aggregate commitment will be reduced by: (i) on an individual transaction basis, 100% of the net cash proceeds from the sales of certain assets and (ii) on an annual basis, 60% of free cash flow, other than net cash proceeds from certain asset sales, as defined within the Essex Crane Revolving Credit Facility. The maximum commitment under the Essex Crane Revolving Credit Facility may not exceed $130.0 million beginning on February 28, 2016. The revolving loan and term loan mature on October 31, 2016 and May 13, 2019, respectively. The Essex Crane Revolving Credit Facility is collateralized by a first priority security interest in substantially all of Essex Crane’s assets.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the terms of the Essex Crane Revolving Credit Facility, borrowings on the revolving loan accrue interest at the borrower’s option of either (a) the bank’s prime rate plus the applicable prime rate margin of 1.75% or (b) a Euro-dollar rate based on the rate the bank offers deposits of U.S. Dollars in the London interbank market ("LIBOR") plus the applicable LIBOR margin of 3.75%. Borrowings on the term loan accrue interest at LIBOR plus the applicable LIBOR term loan margin of 10.50% with a LIBOR floor of 1.00%. Essex Crane is also required to pay a monthly commitment fee with respect to the undrawn commitments under the Essex Crane Revolving Credit Facility of 0.375%. Effective June 18, 2015, as a result of the events of default described below, borrowings on the revolving loan accrue interest at the bank's prime rate plus the applicable prime rate default margin of 3.75% and borrowings on the term loan accrue interest at LIBOR plus the applicable LIBOR term loan default margin of 12.50% with a LIBOR floor of 1.00%.
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

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million, or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.
On July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. Subsequent to July 30, 2015, the Company has triggered additional events of default under the Essex Crane Revolving Credit Facility or the forbearance agreements related thereto including (i) a failure to be in compliance with the borrowing base and a failure to repay overadvances for the monthly periods ended July 31, 2015 and August 31, 2015, (ii) a failure to pay the default interest on the revolving loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iii) a failure to pay accrued interest on the term loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iv) permitting the fixed charge coverage ratio to be less than 1.10 to 1.00 for the trailing twelve month periods ended July 31, 2015, August 31, 2015, September 30, 2015 and October 31, 2015, (v) the consummation of rental equipment sales that resulted in net cash proceeds of less than 70% of orderly liquidation value, and (vi) the failure to retain a Chief Restructuring Officer on or before September 21, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to increased legal and professional fees along with increased interest expense as a result of the ongoing events of default.

On October 7, 2015, Essex Crane entered into the Forbearance Agreement with the lenders under the Essex Crane Revolving Credit Facility. Under the terms of the Forbearance Agreement, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 13, 2015. In addition, default interest is no longer being accrued on the revolving loans. In exchange, Essex Crane is subject to additional reporting and documentation requirements, including the submission of a rolling thirteen week cash flow forecast and a weekly reconciliation of forecasted to actual cash flow. Additionally, Essex Crane is required to investigate potential sale-leaseback opportunities on its real property and submit a restructuring plan on or before October 30, 2015 that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Essex Crane subsequently entered into an amendment to the Forbearance Agreement dated October 30, 2015 with the lenders under the Essex Crane Revolving Credit Facility (the "Amendment"). Under the terms of the Amendment, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 20, 2015. In addition, the Amendment extends the date by which Essex Crane is required to submit a restructuring plan to Wells Fargo Capital Finance, LLC that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value to November 6, 2015.

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

The Company intends to continue to seek an amendment to the Essex Crane Revolving Credit Facility or a longer term structured forbearance agreement that underscores the financial and operating targets that must be achieved to obtain a waiver of the events of default. However, if the Company cannot amend the facility, extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all, in which case, we may need to seek protection from our creditors under applicable law or consider other restructuring and recapitalization transactions. Whether or not any such transactions or agreements may be implemented or be successful, the investors in the Company's common stock could suffer substantial or total loss of their investment.

As of September 30, 2015, the maximum amount that could be borrowed under the Essex Crane Revolving Credit Facility was approximately $121.4 million, which includes the maximum allowable overadvance of $32.3 million as described in the Forbearance Agreement. Essex Crane had approximately $1.2 million of availability under the maximum allowable overadvance as of September 30, 2015.

The maximum amount that could be borrowed under the revolving loan portion of the Essex Crane Revolving Credit Facility, net of letters of credit and other reserves was approximately $135.3 million as of December 31, 2014. Essex Crane’s available borrowing under its revolving credit facility was approximately $16.6 million as of December 31, 2014. After consideration of the 10% availability threshold covenant, the Company had available borrowings under its revolving credit facility of approximately $2.7 million as of December 31, 2014. As of December 31, 2014, there was approximately $1.5 million of available formulated collateral in excess of the maximum borrowing amount of approximately $135.3 million. As of September 30, 2015 and December 31, 2014, the outstanding balance on the term loan portion of the Essex Crane Revolving Credit Facility was $30.3 million and $30.0 million, respectively. The increase in the term loan balance reflects paid in kind interest as allowed under the Forbearance Agreement.

As of September 30, 2015, the applicable prime rate and undrawn commitment fee on the revolving loan were 3.25% and 0.375%, respectively. As of December 31, 2014, the applicable prime rate, LIBOR rate and undrawn commitment fee on the revolving loan were 3.25%, 0.16% and 0.375%, respectively. As of September 30, 2015, the LIBOR rate on the term loan was 0.20% with a LIBOR floor of 1.00%. As of December 31, 2014, the LIBOR rate on the term loan was 0.16% with a LIBOR floor of 1.00%.

Essex Crane was not in compliance with the covenants and other provisions set forth in the Essex Crane Revolving Credit Facility as of September 30, 2015. Noncompliance may have a material adverse effect on the Company's liquidity and operations if the Company is unable to remedy or waive the events of default as described below.
As a result of the events of default described above, the outstanding principal balances under the Essex Crane Revolving Credit Facility and Essex Crane Term Loan have been classified as current liabilities in the Company’s Condensed Consolidated Balance Sheet at September 30, 2015.

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

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Coast Crane Revolving Credit Facility

On March 12, 2013, Coast Crane entered into a Second Amended and Restated Credit Agreement, previously defined as the "Coast Crane Revolving Credit Facility" to extend the maturity date to March 12, 2017. The amendment also provides for a $40.0 million term loan and reduces the aggregate maximum principal amount of the revolving loan and letter of credit facility by a corresponding amount to $35.0 million. In addition, the amendment provides for scheduled quarterly term loan payments to reduce the term loan principal outstanding by $0.5 million each quarter beginning on June 30, 2013. The amounts borrowed under the term loan which are repaid or prepaid may not be reborrowed.

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

On April 29, 2014, Coast Crane entered into a Second Amendment (the "Second Amendment") to the Second Amended and Restated Credit Agreement. The purpose of the Second Amendment was to adjust the minimum fixed charge coverage ratio requirement to 0.88 to 1.00, 1.00 to 1.00 and 1.10 to 1.00 from 1.20 to 1.00, for the trailing twelve month periods ended April 30, 2014, May 31, 2014 and June 30, 2014, respectively. The minimum required fixed charge coverage ratio for the trailing twelve month periods ending July 31, 2014 and thereafter remains 1.20 to 1.00. In addition, the Second Amendment waived any event of default arising from Coast Crane’s breach of the minimum 1.20 to 1.00 fixed charge coverage ratio requirement for the trailing twelve month period ended March 31, 2014, so long as the fixed charge coverage ratio for such period was at least equal to 1.00 to 1.00. Further, under the Second Amendment, Coast Crane was and is required to achieve a minimum trailing twelve month EBITDA threshold as of the last day of the month of $7.7 million for March 2014 through August 2014; $7.9 million for September 2014 through November 2014; $8.0 million for December 2014 through February 2015; $8.2 million for March 2015 through May 2015; and $8.3 million for June, 2015 and thereafter. All other terms of the February 21, 2014 First Amendment to the Second Amended and Restated Credit Agreement and the Second Amended and Restated Credit Agreement remained in effect following the Second Amendment.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest accrues on Coast Crane's outstanding revolving loans and term loan under the revolving credit facility at either a per annum rate equal to (a) LIBOR plus 3.75%, with a 1.50% LIBOR floor or (b) the Base rate plus 2.75%, at Coast Crane’s election. Coast Crane will be obligated to pay a letter of credit fee on the outstanding letter of credit accommodations based on a per annum rate of 3.75%. Interest on the revolving loans and fees on the letter of credit accommodations are payable monthly in arrears. Coast Crane is also obligated to pay an unused line fee on the amount by which the maximum credit under the Coast Crane Revolving Credit Facility exceeds the aggregate amount of revolving loans and letter of credit accommodations based on a per annum rate of 0.50%. At September 30, 2015, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.33%, 3.25% and 0.50%, respectively. At December 31, 2014, the applicable LIBOR rate, Base rate, and unused line commitment fee were 0.25%, 3.25% and 0.50%, respectively.

The maximum amount that could be borrowed under the revolving loans under the Coast Crane Revolving Credit Facility was approximately $35.0 million as of September 30, 2015 and December 31, 2014. Coast Crane’s available borrowing under the Coast Crane Revolving Credit Facility was approximately $1.6 million and $3.3 million as of September 30, 2015 and December 31, 2014, respectively, after certain lender reserves of $9.4 million and $5.8 million as of September 30, 2015 and December 31, 2014, respectively. Although the Coast Crane Revolving Credit Facility limits Coast Crane’s and Coast Crane Ltd.’s ability to incur additional indebtedness, Coast Crane and Coast Crane Ltd. are permitted to incur certain additional indebtedness, including secured purchase money indebtedness, subject to certain conditions set forth in the Coast Crane Revolving Credit Facility.

As of September 30, 2015 and December 31, 2014, the outstanding balance on the term loan portion of the Coast Crane Revolving Credit Facility was $35.0 million and $36.5 million, respectively. At September 30, 2015 and December 31, 2014, $2.0 million of the outstanding balance is classified as a current liability as a result of the scheduled quarterly term loan payments of $0.5 million that began on June 30, 2013.

Coast Crane was in compliance with the financial covenants and other provisions set forth in the Coast Crane Revolving Credit Facility as of September 30, 2015. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on the Company’s liquidity and operations.

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

In accordance with accounting guidance related to debt issued with conversion or other options, the fair value of the detachable warrants of $0.3 million was recorded as a discount to the principal balance outstanding with an offset to additional paid-in capital on the consolidated statements of stockholders’ equity and was amortized on a straight-line basis over the three year life of the notes as additional interest expense on the consolidated statement of operations, which is not materially different than the effective interest method. As of September 30, 2015 and December 31, 2014, the discount related to the fair value of the detachable warrants was fully amortized.

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

As of September 30, 2015 and December 31, 2014, the outstanding principal balance on the unsecured promissory notes was approximately $1.7 million.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Beginning on January 1, 2014, including the nine month period ended September 30, 2015 and the year ended December 31, 2014, interest accrues on the outstanding promissory notes at a per annum rate of 18.00% and is payable annually in arrears.

As a result of the Essex Crane Revolving Credit Facility events of default described above, the Company was in technical default under the unsecured promissory notes as of September 30, 2015 and the outstanding balance on the unsecured promissory notes is classified as a short-term obligation within the Company's Condensed Consolidated Balance Sheets. Noncompliance may have a material adverse effect on the Company's liquidity and operations if the Company is unable to remedy or waive the events of default.

Purchase Money Security Interest Debt

As of September 30, 2015, the Company's purchase money security interest debt consisted of the financing of sixteen pieces of equipment. Five of these debt obligations accrue interest at LIBOR plus 5.38% per annum with interest payable in arrears. Eleven of the debt obligations accrue interest at rates that range from 3.59% to 8.29%. The obligations are secured by the equipment purchased and have maturity dates that range from September 2017 to April 2022. As these loans are amortizing, approximately $1.4 million of the total $8.9 million in principal payments is due prior to September 30, 2016 and as such, this amount is classified as a current liability in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.  During the three and nine months ended September 30, 2015, the Company had one interest rate cap outstanding.

Coast Crane Interest Rate Cap

On October 8, 2014, the Company entered into an interest rate cap agreement with one of the lenders of its Coast Crane Revolving Credit Facility to limit its exposure to interest rate fluctuations. The cap agreement has a notional principal amount of $40.0 million and matures on June 17, 2016. Under the agreement, the Company's exposure to increases in three-month LIBOR is limited to a maximum three-month LIBOR of 2.50%. The interest rate cap was not designated as a cash flow hedge. The change in fair value for the interest rate cap for the three and nine months ended September 30, 2015 was an unrealized loss of approximately zero and $7,000, respectively, which is reported within interest expense of other income (expense) in the Condensed Consolidated Statement of Operations.

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Essex Rental Corp. Summary

The weighted average interest rate of the Company’s total debt outstanding, including the impact of the interest rate cap was 7.46% and 5.49% at September 30, 2015 and December 31, 2014, respectively. The increase is due primarily to the events of default and subsequent default rate interest rates under the Essex Crane Revolving Credit Facility, as discussed above.

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

The fair value of the Company’s total debt obligations was approximately $220.6 million and $221.9 million at September 30, 2015 and December 31, 2014, respectively, calculated using a discounted cash flows approach at a market rate of interest. The inputs used in the calculation are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s financial instruments, including cash and cash equivalents, approximate their carrying values. The Company bases its fair values on listed market prices or third-party quotes when available. If not available, then the Company bases its estimates on instruments with similar terms and maturities.

7.	Accumulated Other Comprehensive Income Reclassifications

The following table presents the Company's changes in accumulated other comprehensive income related to foreign currency translation adjustments for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$91	$7	$51	$11
Other comprehensive income (loss) before reclassifications	57	21	97	17
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	57	21	97	17
Ending balance	$148	$28	$148	$28

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,963)	$(2,398)	$(9,370)	$(8,308)
Weighted average shares outstanding:
Basic	25,047,223	24,813,619	24,969,196	24,801,537
Effect of dilutive securities:
Options	—	—	—	—
Restricted Stock	—	—	—	—
Diluted	25,047,223	24,813,619	24,969,196	24,801,537

Basic earnings (loss) per share	$(0.12)	$(0.10)	$(0.38)	$(0.33)
Diluted earnings (loss) per share	$(0.12)	$(0.10)	$(0.38)	$(0.33)

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in the weighted average number of shares outstanding for the nine months ended September 30, 2014 are 493,671 shares of common stock for the effective conversion of the retained interest in Holdings into common stock of the Company. The retained interests were converted to common stock on April 17, 2014. Diluted EPS adjusts basic EPS for the effects of options and restricted stock; only in the periods in which such effect is dilutive.

The weighted average restricted stock outstanding that could be converted into 46,891 and 24,215 common shares for the three months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero common shares for each of the three months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

The weighted average restricted stock outstanding that could be converted into 47,120 and 30,197 common shares for the nine months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive. Weighted average options outstanding that could be converted into zero common shares for each of the nine months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

As of September 30, 2015 and 2014, there were 1,621,467 and 1,461,717 stock options outstanding, respectively, which are exercisable at weighted average exercise prices of $3.53 and $4.52, respectively.

9.	Income Taxes
The Company’s effective tax rate of 39.6% for the nine months ended September 30, 2015 was higher than the statutory federal rate primarily due to discrete items such as the resolution of tax audit activity in Canada. The Company’s effective tax rate of 39.2% for the nine months ended September 30, 2014 was higher than the statutory federal rate due to discrete items including return to provision adjustments, state net operation loss true-ups, state valuation allowances and state income tax audit activity.

As of September 30, 2015, the Company has unused federal net operating loss carry-forwards totaling approximately $161.1 million that begin expiring in 2022. As of September 30, 2015, the Company also has unused state net operating loss carry-forwards totaling approximately $86.9 million, which expire between 2015 and 2035. The net operating loss carry-forwards are primarily from the acquisition of Holdings and losses in recent years. As of December 31, 2014, the Company had unused federal and state net operating loss carry-forwards totaling approximately $148.3 million and $77.4 million, respectively.

 The Company also has remaining excess tax goodwill of approximately $3.1 million as of September 30, 2015 associated with the acquisition of Holdings. The excess tax goodwill will be amortized and deducted for tax purposes over the remaining

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

three year term. However, the excess tax goodwill has not been recorded for GAAP purposes and will not be realized as a benefit to the income tax provision until the amortization deductions are realized through the reduction of taxable income in future years. The Company had remaining excess tax goodwill of approximately $3.1 million as of December 31, 2014.

The Company is generally no longer subject to federal and state examinations for tax years prior to December 31, 2011.

The Company had unrecognized tax benefits of approximately $0.1 million as of September 30, 2015 primarily associated with tax positions taken in prior years. The Company had unrecognized tax benefits of approximately $0.1 million as of December 31, 2014. The Company did not incur any interest expense related to uncertain tax positions for the nine months ended September 30, 2015 and 2014.

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

Stock Options

The Company calculates stock option compensation expense based on the grant date fair value of the award and recognizes expense on a straight-line basis over the service period of the award. The Company granted to certain key members of management options to purchase the following shares by grant date during the nine months ended September 30, 2015:

	Grant Date
	June 1, 2015	June 1, 2015
Options granted	203,272	320,434
Exercise price per share	$1.18	$1.18
Service period	3 years	3 years
Option life	7 years	10 years

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

The following table presents the assumptions used in the Black-Scholes option pricing model and the resulting option fair values by grant date during the nine months ended September 30, 2015 (amounts in thousands, except per share data):

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Grant Date
	June 1, 2015	June 1, 2015
Expected dividend yield	—%	—%
Risk-free interest rate	1.35%	1.68%
Expected volatility	74.73%	74.73%
Expected life of option	4.5 years	6 years
Grant date fair value per share	$0.69	$0.78
Grant date fair value	$140	$250

During the three months ended September 30, 2015, 110,000, 10,871 and 2,381 unvested stock options that were granted on June 1, 2015 (Executive Grant), June 1, 2015 (Non-Executive Grant) and June 27, 2014, respectively, were forfeited due to employee departures, including the departure of our prior Chief Operating Officer. Additionally, 48,025, 41,308 and 36,019 vested options that were granted on December 18, 2008, March 18, 2010 and January 14, 2011, respectively, expired during the three months ended September 30, 2015 due to an employee departure.

Restricted Shares of Common Stock

On June 1, 2015, the Company granted to key members of management 234,933 shares of restricted common stock with an aggregate grant date fair value of approximately $0.3 million. During the three months ended September 30, 2015, employees forfeited 73,857 unvested shares of restricted common stock due to employee departures and, as such, 161,076 shares of restricted common stock from the June 1, 2015 grant were outstanding at September 30, 2015. One-third of the restricted shares are scheduled to vest on June 1, 2016, June 1, 2017 and June 1, 2018, respectively, and as such, no shares were vested as of September 30, 2015.

On June 27, 2014, the Company granted to key members of management 51,640 shares of restricted common stock with an aggregate grant date fair value of approximately $0.1 million. During the three months ended September 30, 2015, employees forfeited 1,328 unvested shares of restricted common stock due to employee departures and, as such, 50,312 shares of restricted common stock from the June 27, 2014 grant were outstanding at September 30, 2015. One-third of the restricted shares vested on June 27, 2015 and an additional one-third of the restricted shares are scheduled to vest on June 27, 2016 and June 27, 2017, respectively, and as such, 17,217 shares were vested as of September 30, 2015.

The Company recorded $0.2 million and $0.1 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the three months ended September 30, 2015 and 2014, respectively. The Company recorded $0.4 million and $0.3 million of non-cash compensation expense associated with stock options and restricted shares in selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively. There was approximately $1.0 million and $0.9 million of total unrecognized compensation cost as of September 30, 2015 and December 31, 2014, respectively related to unvested stock option and restricted share awards. The remaining cost is expected to be recognized ratably over the remaining respective vesting periods.

11.	Common Stock and Warrants

The Company issued 336,254 and 45,719 shares of common stock, respectively, for services provided by the members of the Strategic Planning and Finance Committee of the Board of Directors during the nine months ended September 30, 2015 and 2014. The Strategic Planning and Finance Committee was disbanded in July 2015, as previously disclosed in the Company's Current Report on Form 8-K filed on July 6, 2015. The Company issued 3,155 shares of common stock for services provided by one member of the Board of Directors during the nine months ended September 30, 2014. The Company issued 8,352 shares of common stock to certain members of management in lieu of cash compensation during the nine months ended September 30, 2014. The Company issued 39,717 and 22,500 shares of common stock related to the vesting of restricted shares during the nine months ended September 30, 2015 and 2014, respectively, which were previously granted to employees. The Company withheld 13,794 and 9,621 common shares to cover the employee tax obligation related to the restricted shares issuance during the nine months ended September 30, 2015 and 2014, respectively.

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

The Company does not compile discrete financial information by segment other than the information presented below. The following table presents information about the Company's reportable segments related to revenues and gross profit (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment revenues
Essex Crane equipment rentals	$9,532	$11,428	$25,629	$28,584
Coast Crane equipment rentals	9,580	10,292	23,636	24,728
Equipment distribution	319	2,760	6,441	6,938
Parts and service	4,659	5,101	15,665	14,926
Total revenues	$24,090	$29,581	$71,371	$75,176
Segment gross profit
Essex Crane equipment rentals	$1,514	$1,483	$3,161	$3,219
Coast Crane equipment rentals	4,217	3,667	10,166	8,606
Equipment distribution	(135)	161	(70)	335
Parts and service	1,328	1,206	4,586	3,812
Total gross profit	$6,924	$6,517	$17,843	$15,972

The following table presents information about our reportable segments related to total assets (amounts in thousands):

	September 30, 2015	December 31, 2014
Segment identified assets
Essex Crane equipment rentals	$199,430	$208,777
Coast Crane equipment rentals	76,049	83,561
Equipment distribution	16,315	12,494
Parts and service	6,716	7,277
Total segment identified assets	298,510	312,109
Non-segmented identified assets	12,362	13,781
Total assets	$310,872	$325,890

The Company operates primarily in the U.S. Our sales to international customers for the three months ended September 30, 2015 were 6.1% of total revenues. Sales to customers in Canada represented 5.8% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended September 30, 2015, one customer individually accounted for approximately 14.0% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment for the three months ended September 30, 2015, one customer individually accounted for approximately 12.7% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended September 30, 2015, two customers individually accounted for approximately 75.7% and 24.3% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the three months ended September 30, 2014 were 5.8% of total revenues. Sales to customers in Canada represented 4.9% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the three months ended September 30,

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2014, two customers individually accounted for approximately 17.9% and 11.0% of revenues on a segmented basis. Within the Coast Crane equipment rentals segment for the three months ended September 30, 2014, one customer individually accounted for approximately 15.6% of revenues on a segmented basis. Within the equipment distribution segment for the three months ended September 30, 2014, four customers individually accounted for approximately 17.9%, 13.3%, 12.2% and 10.8% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

Our sales to international customers for the nine months ended September 30, 2015 were 5.9% of total revenues. Sales to customers in Canada represented 5.6% of total revenues. No customer accounted for more than 10% of our revenues on a consolidated basis. Within the Essex Crane equipment rentals segment for the nine months ended September 30, 2015, one customer individually accounted for approximately 18.0% of revenues on a segmented basis. Within the equipment distribution segment for the nine months ended September 30, 2015, four customers individually accounted for approximately 23.3%, 23.1%, 19.5% and 10.6% of revenues on a segmented basis. The concentration of revenues from these customers within the equipment distribution segment is directly attributable to the large dollar value of individual transactions and the small number of individual transactions.

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

The Company maintains assets in Canada associated with our Coast Crane Ltd. subsidiary. Total assets located in Canada at September 30, 2015 totaled approximately $3.6 million, including long-lived assets totaling approximately $2.6 million. At December 31, 2014, total assets located in Canada totaled approximately $3.9 million, including long-lived assets totaling approximately $2.8 million.

13.	Commitments, Contingencies and Related Party Transactions

Between December 2010 and August 2015, the Company occupied office space at 500 Fifth Avenue, 50th Floor, New York, NY 10110, provided by Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Chairman of the Board of Directors. Such affiliate agreed that it would make such office space, as well as certain office and administrative services, available to the Company, as required by the Company from time to time. Effective January 1, 2012, the Company agreed to pay such entity approximately $8,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. Effective November 7, 2014, the Company agreed to pay such entity approximately $11,000 per month for such services based on reimbursement of actual costs with the terms of such arrangement being reconsidered from time to time. The Company’s statements of operations for the three months ended September 30, 2015 and 2014 include approximately $22,000 and $23,000, respectively, of rent expense related to these agreements. The Company’s statements of operations for the nine months ended September 30, 2015 and 2014 include approximately $89,000 and $69,000, respectively, of rent expense related to these agreements. The Company and Hyde Park Real Estate LLC canceled this reimbursement agreement effective August 2015.

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

ESSEX RENTAL CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

 Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.6 million, respectively, at September 30, 2015. Management estimated the gross personal property taxes liability and related contractual customer receivable of the Company to be approximately $3.2 million and $1.7 million, respectively, at December 31, 2014.

The Company is subject to a number of claims and proceedings that generally arise in the normal conduct of business.  The Company believes that any liabilities ultimately resulting from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

14.	Subsequent Events

On October 7, 2015, Essex Crane entered into the Forbearance Agreement with the lenders under the Essex Crane Revolving Credit Facility. Under the terms of the Forbearance Agreement, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 13, 2015. In addition, default interest is no longer being accrued on the revolving loans. In exchange, Essex Crane is subject to additional reporting and documentation requirements, including the submission of a rolling thirteen-week cash flow forecast and a weekly reconciliation of forecasted-to-actual cash flow. Additionally, Essex Crane is required to investigate potential sale-leaseback opportunities on its real property and submit a restructuring plan on or before October 30, 2015 that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value.

Essex Crane subsequently entered into an amendment to the Forbearance Agreement dated October 30, 2015 with the lenders under the Essex Crane Revolving Credit Facility (the "Amendment"). Under the terms of the Amendment, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 20, 2015. In addition, the Amendment extends the date by which Essex Crane is required to submit a restructuring plan to Wells Fargo Capital Finance, LLC that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value to November 6, 2015.

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

The Company intends to continue to seek an amendment to the Essex Crane Revolving Credit Facility or a longer term structured forbearance agreement that underscores the financial and operating targets that must be achieved to obtain a waiver of the events of default. However, if the Company cannot amend the facility, extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all, in which case, we may need to seek protection from our creditors under applicable law or consider other restructuring and recapitalization transactions. Whether or not any such transactions or agreements may be implemented or be successful, the investors in the Company's common stock could suffer substantial or total loss of their investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Essex Rental Corp. and its subsidiaries as of September 30, 2015, and its results of operations for the three and nine months ended September 30, 2015 and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2014.

As used in this Quarterly Report, references to "the Company" or "Essex" or to "we," "us" or "our" refer to Essex Rental Corp., together with its consolidated subsidiaries, Essex Holdings, LLC, Essex Crane Rental Corp., Essex Finance Corp., Coast Crane Company and Coast Crane Ltd., unless the context otherwise requires.

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

Essex Crane is a leading provider of lattice-boom crawler crane and attachment rental services and possesses one of the largest fleets of such equipment in the United States (the "U.S."). From October 31, 2008 until November 24, 2010, we conducted substantially all of our operations through Essex Crane.

On November 24, 2010, we acquired substantially all of the assets, and assumed certain liabilities (the "Coast Acquisition") of Coast Crane Company ("Coast Liquidating Co."), a leading provider of specialty lifting solutions and crane rental services on the West Coast of the U.S. The assets acquired included all of the outstanding shares of capital stock of Coast Crane Ltd., a British Columbia corporation, through which Coast Liquidating Co. conducted its operations in Canada. References to "Coast Crane" mean Coast Crane Company, a Delaware corporation, formerly known as CC Bidding Corp. ("CCBC"), through which we operate the business and assets acquired in the Coast Acquisition.

We now conduct substantially all of our operations through Essex Crane and Coast Crane.

Products and Services; Operating Segments

Our principal products and services, as grouped within the Company’s four defined operating segments, are described below.

Essex Crane Equipment Rentals Segment    We offer crawler cranes and attachments. Most attachments are rented separately and increase either the lifting capacity or the reach capabilities of the base cranes.  In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges, and in rare instances, third party contracted operator labor. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers under contracts, most of which have rental periods of between four and eighteen months. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates charged to customers (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

Coast Crane Equipment Rentals Segment    We offer rough terrain cranes, boom trucks and tower cranes for rent. In addition, we provide ancillary items for a fee that include, but are not limited to, accessory rentals, rental unit delivery charges and fuel charges. We rent our large fleet of cranes and attachments and other lifting equipment to a variety of engineering and construction customers. Tower cranes and crawler cranes have rental periods of between four and eighteen months and rough terrain cranes and boom trucks may be rented as frequently as daily. The contracts typically provide for an agreed upon rental rate and a specified rental period. The revenue from crane and attachment rentals is primarily driven by rental rates charged to customers (which are typically higher for the more expensive cranes with heavier lifting capacities as compared to less expensive cranes with lower lifting capacities) and the fleet utilization rate. Rental revenue is recognized as earned in accordance with the terms of the relevant rental agreement on a pro rata daily basis.

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

Parts and Service Segment We are a parts distributor for various lifting equipment manufacturers and routinely sell parts to our customers in the construction industry. While our crawler cranes or attachments, tower cranes, rough terrain cranes, boom trucks or other equipment are on rent, the customer pays for much of the repair and maintenance work beyond normal wear. We perform a portion of the repair and maintenance work and recognize revenues for such services to the extent they are the customer’s responsibility. This category of revenues also includes providing certain services while erecting the equipment during initial assembly or while disassembling the equipment at the end of the rental. We also provide repair and maintenance services for customers that own their own equipment and request our services at one of our service center locations. Our target customers for these ancillary services are our current rental customers, customers that own their own equipment and those who purchase new and used equipment from us. Key drivers for repair and maintenance revenue are the general construction activity in a given geographic region and the availability of our skilled mechanics. Repair and maintenance revenue is recognized as such services are performed. Parts revenue is recognized at the time of sale.

In summary, for the three months ended September 30, 2015, 39.6% of total revenues were derived from our Essex Crane equipment rentals segment, 39.8% from our Coast Crane equipment rentals segment, 1.3% from our equipment distribution segment and 19.3% from our parts and service segment. For the nine months ended September 30, 2015, 35.9% of total revenues were derived from our Essex Crane equipment rentals segment, 33.1% from our Coast Crane equipment rentals segment, 9.0% from our equipment distribution segment and 22.0% from our parts and service segment.

Utilization Measurement

We measure utilization using the method referred to as the "days" method. Management believes that this method, while it may reflect lower utilization rates than other methods used in the industry, is the most accurate method for measuring equipment utilization and correlates most closely with rental revenue. Under this method, a real time report is generated from the Enterprise Resource Planning system for each piece of equipment on rent in a period. The report includes the number of days each piece of equipment was on rent on a particular lease and the base monthly rental rate (excluding any overtime revenues). The total number of days on rent of all pieces of rental equipment provides the numerator for determining utilization. The denominator is all rental equipment assets owned multiplied by the number of days in the month. The "days" method is the utilization measurement that we currently use, and we anticipate that the "days" method will be the primary basis for future disclosure of utilization rates for our cranes and other construction equipment offered for rent.

The following table provides a summary of utilization rates calculated using the "days" method for the three and nine months ended September 30, 2015 and 2014 for the equipment types owned during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Crawler Cranes - Hydraulic	79.2%	79.6%	75.8%	67.4%
Crawler Cranes - Traditional	26.0%	30.0%	24.9%	27.8%
Rough Terrain Cranes	62.2%	65.9%	57.3%	64.1%
Boom Trucks	50.1%	49.8%	49.1%	47.1%
Self-Erecting Tower Cranes	44.1%	42.9%	42.1%	39.4%
City & Other Tower Cranes	82.3%	52.7%	66.5%	45.9%

Fleet Overview

As of September 30, 2015 and December 31, 2014, the total orderly liquidation value of the rental equipment fleet was approximately $248.6 million and $330.1 million, respectively. The decline in the total orderly liquidation value of the rental equipment fleet is the result of a decline in the most recent rental equipment fleet appraisal along with the sale of used rental equipment assets during the nine months ended September 30, 2015.

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

Current Environment

Since 2012, the Company has experienced increasing demand from the end markets that it serves, but has yet to return to pre-recession levels of revenue that were experienced prior to 2009. The expected revenue from signed crawler crane leases decreased by approximately 17% as of September 30, 2015 as compared to September 30, 2014 and the backlog of expected rental revenues based on minimum lease terms for crawler cranes as of September 30, 2015 decreased by approximately 23% as compared to the backlog as of September 30, 2014. These decreases are primarily the result of a reduction in future revenue generated by hydraulic crawler cranes as compared to the prior year. Rental backlog is comprised of the expected revenue over the course of the succeeding 12 months for 1) the remaining minimum term, as per executed equipment rental agreements with customers of ongoing equipment rental agreements at period-end and 2) executed equipment rental agreements scheduled to begin within the next 12 months. In addition to increasing utilization for hydraulic crawler cranes, the Company is also experiencing increasing utilization rates for city and other tower cranes. Despite increasing utilization rates, market forces continue to make it difficult for the Company to increase rental rates in a meaningful way. The Company is focused on increasing utilization by striving to create a more customer-centric, service oriented culture with an emphasis on continuous quality improvement. The Company is also focused on selling underutilized rental assets, particularly traditional crawler cranes, in order to increase shareholders' return on invested capital.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA represents the sum of net income, tax benefit, foreign currency exchange gains and losses, interest expense, other income, depreciation, amortization and impairment expense. Adjusted EBITDA is used internally when evaluating our operating performance and, we believe, it allows investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about operating performance and period-over-period growth, and provides additional useful information to evaluate the operating performance of our core business without regard to potential distortions. However, Adjusted EBITDA is not a measure of financial performance under GAAP and, accordingly, should not be considered as an alternative to net income (loss) as an indicator of operating performance.

The following table provides a summary of Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,963)	$(2,398)	$(9,370)	$(8,308)
Benefit for income taxes	(2,034)	(1,834)	(6,146)	(5,354)
Foreign currency exchange losses	306	172	557	225
Interest expense	4,921	3,669	12,710	10,243
Other (income) expense	(2)	3	(3)	1
Income (loss) from operations	228	(388)	(2,252)	(3,193)

Depreciation	4,473	4,538	13,385	13,755
Impairment - rental equipment, held for sale	—	771	—	771
Other depreciation and amortization	170	195	521	708
Adjusted EBITDA	$4,871	$5,116	$11,654	$12,041

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The Company had a net loss of $3.0 million for the three months ended September 30, 2015. Total revenue, cost of revenues and gross profit were $24.1 million, $17.2 million and $6.9 million, respectively, for the three months ended September 30, 2015. Total selling, general, administrative and other expenses of $6.7 million were composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $4.9 million for the three months ended September 30, 2015. The Company had an income tax benefit of $2.0 million for the three months ended September 30, 2015 related to loss before income taxes of $5.0 million. Adjusted EBITDA, which includes the impact of $0.2 million of non-cash stock compensation and $0.7 million of non-recurring expenses, was $4.9 million for the three months ended September 30, 2015.

The Company had a net loss of $2.4 million for the three months ended September 30, 2014. Total revenue, cost of revenues and gross profit were $29.6 million, $23.1 million and $6.5 million, respectively, for the three months ended September 30, 2014. Total selling, general, administrative and other expenses of $6.9 million were composed primarily of salaries, payroll taxes and benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $3.7 million for the three months ended September 30, 2014. The Company had an income tax benefit of $1.8 million for the three months ended September 30, 2014 related to loss before income taxes of $4.2 million. Adjusted EBITDA, which includes the impact of $0.1 million of non-cash stock compensation expense and $0.1 million of non-recurring expenses, was $5.1 million for the three months ended September 30, 2014.

Revenues

Revenues for the three months ended September 30, 2015 were $24.1 million, an 18.6% decrease compared to revenues of $29.6 million for the three months ended September 30, 2014.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment revenues
Essex Crane equipment rentals	$9,532	$11,428	$(1,896)	(16.6)%
Coast Crane equipment rentals	9,580	10,292	(712)	(6.9)%
Equipment distribution	319	2,760	(2,441)	(88.4)%
Parts and service	4,659	5,101	(442)	(8.7)%
Total revenues	$24,090	$29,581	$(5,491)	(18.6)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenue, which represented 39.6% of total revenues, was $9.5 million for the three months ended September 30, 2015, a 16.6% decrease from $11.4 million for the three months ended September 30, 2014. The Essex Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 31.5% of total revenues, was $7.6 million for the three months ended September 30, 2015, a 2.2% decrease from $7.8 million for the three months ended September 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates. The decrease in Essex Crane equipment rentals revenue is primarily due to a decrease in rental revenue generated from traditional crawler cranes.

The average crawler crane rental rate increased by 1.4% to $18,555 (per crane per rental month) for the three months ended September 30, 2015 from $18,297 for the three months ended September 30, 2014. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did during the three months ended September 30, 2014. Hydraulic crawler cranes generally rent for higher average rental rates than traditional crawler cranes. Our crawler crane fleet has benefited from an increase in demand in our transportation and general building end markets, which was partially offset by decreases in demand in our power, industrial/marine, petrochemical and sewer and water end markets. Transportation end market rental revenues increased approximately 41% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, which was primarily driven by a large scale bridge project in metropolitan New York. While average rental rates have increased for highly utilized subclasses within the hydraulic crawler crane fleet when compared to the three months ended September 30, 2014, management has not been able to significantly increase average rental rates due to competitive pressure.

Essex Crane transportation revenue, which represented 4.7% of total revenues, was $1.1 million for the three months ended September 30, 2015, a 27.5% decrease from $1.6 million for the three months ended September 30, 2014. The decrease in transportation revenue is directly attributable to the number of equipment moves and the size of the rental equipment cranes and attachments that were moved.

Essex Crane used rental equipment sales revenue was $0.8 million for the three months ended September 30, 2015; a $1.3 million decrease compared to the three months ended September 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to the number of used rental equipment assets sold during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company sold one hydraulic crawler crane. During the three months ended September 30, 2014, the Company sold six traditional crawler cranes.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenue, which represented 39.8% of total revenues, was $9.6 million for the three months ended September 30, 2015, a 6.9% decrease from $10.3 million for the three months ended September 30, 2014. The Coast Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 26.9% of total revenues, was $6.5 million for the three months ended September 30, 2015, a 10.2% increase from $5.9 million for the three months ended September 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates. The increase in Coast Crane equipment rentals revenue is primarily due to an increase in rental revenue generated from tower cranes and crawler cranes due to increased utilization rates. These increases in rental revenues were partially offset by a decrease in rental revenues for rough terrain cranes and boom trucks.

Utilization for rough terrain cranes for the three months ended September 30, 2015 and 2014 was 62.2% and 65.9%, respectively. Rough terrain cranes can serve a broad array of markets, reducing the impact of volatility in any particular end market. The decrease in utilization was driven by a decrease in demand from the power, petrochemical, transportation and sewer and water end markets, partially offset by increased utilization and rental revenues generated from our industrial/marine end market. Boom truck utilization increased to 50.1% for the three months ended September 30, 2015 compared to 49.8% for the three months ended September 30, 2014. Tower crane utilization was 44.1% for the self-erecting tower cranes for the three months ended September 30, 2015 as compared to 42.9% for the three months ended September 30, 2014. Tower crane utilization was 82.3% for the city and other tower cranes for the three months ended September 30, 2015 as compared to 52.7% for the three months ended September 30, 2014. Our tower cranes are primarily impacted by the general building end market, and their utilization levels reflect the strength of that end market.

Coast Crane transportation revenue, which represented 2.5% of total revenues for the three months ended September 30, 2015, was $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively.

Coast Crane used rental equipment sales revenue was $2.5 million for the three months ended September 30, 2015; a $1.4 million or 36.4% decrease compared to the three months ended September 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to a decrease in the number of used rental equipment assets sold during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. In total, during the three months ended September 30, 2015, the Company sold seven pieces of used rental equipment as compared to the sale of fifteen pieces of used rental equipment during the three months ended September 30, 2014.

Equipment Distribution

Equipment distribution segment revenue, which represented 1.3% of total revenue, was $0.3 million for the three months ended September 30, 2015, an 88.4% decrease from $2.8 million for the three months ended September 30, 2014. The decrease in equipment distribution segment revenue is primarily attributable to a decrease in the number of sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represented 19.3% of total revenue, was $4.7 million for the three months ended September 30, 2015, an 8.7% decrease from $5.1 million for the three months ended September 30, 2014. The decrease in parts and service segment revenue is primarily attributable to a decrease in over the counter parts sales and repair and maintenance work performed on equipment owned by our customers. These decreases in revenue were partially offset by repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $6.9 million, a 6.2% increase from gross profit of $6.5 million for the three months ended September 30, 2014. Gross profit margin was 28.7% for the three months ended September 30, 2015 compared to 22.0% for the three months ended September 30, 2014.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment gross profit
Essex Crane equipment rentals	$1,514	$1,483	$31	2.1%
Coast Crane equipment rentals	4,217	3,667	550	15.0%
Equipment distribution	(135)	161	(296)	(183.9)%
Parts and service	1,328	1,206	122	10.1%
Total gross profit	$6,924	$6,517	$407	6.2%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $1.5 million for the three months ended September 30, 2015 increased $31,000 or 2.1% as compared to the three months ended September 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $32,607 for the three months ended September 30, 2015 and $30,476 for the three months ended September 30, 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $4.2 million for the three months ended September 30, 2015 increased $0.6 million or 15.0% as compared to the three months ended September 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $0.5 million for the three months ended September 30, 2015, a 47.3% decrease from $0.9 million for the three months ended September 30, 2014. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of rental assets sold during the three months ended September 30, 2015.

Equipment Distribution

Equipment distribution segment gross loss of approximately $135,000 for the three months ended September 30, 2015 decreased $0.3 million, or 183.9%, from approximately $0.2 million (5.8% margin) for the three months ended September 30, 2014. The decreased gross profit and margin percentage are functions of lower profit margins on a decreased number of individual sale transactions during the three months ended September 30, 2015 and selling retail assets to other manufacturer representatives in an effort to reduce debt.

Parts and Service

Parts and service segment gross profit of $1.3 million (28.5% margin) for the three months ended September 30, 2015 increased approximately $0.1 million or 10.1% from $1.2 million (23.6% margin) for the three months ended September 30, 2014. The parts and service segment gross profit increase was driven by an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the three months ended September 30, 2015 and 2014 were $6.7 million and $6.9 million, respectively. The decrease in selling, general, administrative and other expenses was primarily due to decreases in impairment expense of $0.8 million, travel expense of $0.1 million and depreciation, amortization, sales and marketing, professional fee, insurance, business tax, telecom and general offices expenses of $0.3 million. These decreases were partially offset by increases in consulting expense of $0.4 million, salaries and taxes of $0.3 million, legal expense of $0.3 million and bad debt expense of $0.2 million. Selling, general and administrative expenses include legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.2 million and $0.1 million of non-cash stock based compensation expense for the three months ended September 30, 2015 and 2014, respectively.

Interest expense increased 34.1% to $4.9 million for the three months ended September 30, 2015 from $3.7 million for the three months ended September 30, 2014. The increase in interest expense is related primarily to a higher average outstanding debt balance, as well as an increase in the weighted average interest rate. The increase in the average debt balance is primarily related to increases in the Coast Crane Revolving Credit Facility as a result of retail equipment inventory purchases and increases in the purchase money security interest debt as a result of rental equipment purchases. The increase in the weighted average interest rate is the result of the Essex Crane Revolving Credit Facility interest rates as a result of the events of default.

Income tax benefit was $2.0 million for the three months ended September 30, 2015 compared to $1.8 million for the three months ended September 30, 2014.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 40.7% and 43.3% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate decreased from the prior year primarily due to discrete items recorded in the prior year and a decrease in state tax rates resulting from changes in apportionment.

Essex had 238 full-time employees at September 30, 2015 compared to 257 full-time employees at September 30, 2014. In September 2015, the Company reduced its workforce to align operating expenses with business conditions. The number of employees was reduced by approximately 8%.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The Company had a net loss of $9.4 million for the nine months ended September 30, 2015. Total revenue, cost of revenues and gross profit were $71.4 million, $53.5 million and $17.8 million, respectively, for the nine months ended September 30, 2015. Total selling, general, administrative and other expenses of $20.1 million were composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $12.7 million for the nine months ended September 30, 2015. The Company had an income tax benefit of $6.1 million for the nine months ended September 30, 2015 related to loss before income taxes of $15.5 million. Adjusted EBITDA, which includes the impact of $0.5 million of non-cash stock compensation and $1.5 million of non-recurring expenses, was $11.7 million for the nine months ended September 30, 2015.

The Company had a net loss of $8.3 million for the nine months ended September 30, 2014. Total revenue, cost of revenues and gross profit were $75.2 million, $59.2 million and $16.0 million, respectively, for the nine months ended September 30, 2014. Total selling, general, administrative and other expenses of $19.2 million were composed primarily of salaries, payroll taxes benefits, sales and marketing, insurance, professional fees, rent, travel, depreciation and amortization expenses. Interest expense related to borrowings under our revolving credit facilities and other debt obligations was $10.2 million for the nine months ended September 30, 2014. The Company had an income tax benefit of $5.4 million for the nine months ended September 30, 2014 related to loss before income taxes of $13.7 million. Adjusted EBITDA, which includes the impact of $0.3 million of non-cash stock compensation expense and $0.8 million of non-recurring expenses, was $12.0 million for the nine months ended September 30, 2014.

Revenues

Revenues for the nine months ended September 30, 2015 were $71.4 million, a 5.1% decrease compared to revenues of $75.2 million for the nine months ended September 30, 2014.   The following table provides a summary of the Company’s revenues by operating segment (amounts in thousands):

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment revenues
Essex Crane equipment rentals	$25,629	$28,584	$(2,955)	(10.3)%
Coast Crane equipment rentals	23,636	24,728	(1,092)	(4.4)%
Equipment distribution	6,441	6,938	(497)	(7.2)%
Parts and service	15,665	14,926	739	5.0%
Total revenues	$71,371	$75,176	$(3,805)	(5.1)%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment revenue, which represented 35.9% of total revenues, was $25.6 million for the nine months ended September 30, 2015, a 10.3% decrease from $28.6 million for the nine months ended September 30, 2014. The Essex Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Essex Crane equipment rentals revenue, which represented 29.2% of total revenues, was $20.9 million for the nine months ended September 30, 2015, a 1.2% decrease from $21.1 million for the nine months ended September 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates. The decrease in Essex Crane equipment rentals revenue is primarily due to a decrease in rental revenue generated from traditional crawler cranes and attachments and hydraulic crawler crane attachments. These decreases in rental revenues were partially offset by an increase in rental revenues for hydraulic crawler cranes.

The average crawler crane rental rate increased 3.2% to $18,472 (per crane per rental month) for the nine months ended September 30, 2015 from $17,891 for the nine months ended September 30, 2014. This increase in the overall average rental rate, which includes both traditional and hydraulic crawler cranes, is primarily the result of the mix of cranes on rent, with hydraulic crawler cranes contributing a larger portion of overall crawler crane revenue than they did during the nine months ended September 30, 2014. Hydraulic crawler cranes generally rent for higher average rental rates than traditional crawler cranes. Our crawler crane fleet has benefited from an increase in demand in our general building, industrial/marine and transportation end markets, which was partially offset by decreases in demand in our sewer and water, power and petrochemical end markets. While average rental rates have increased for highly utilized subclasses within the hydraulic crawler crane fleet when compared to the nine months ended September 30, 2014, management has not been able to significantly increase average rental rates due to competitive pressure.

Essex Crane transportation revenue, which represented 4.6% of total revenues, was $3.3 million for the nine months ended September 30, 2015, a 27.9% decrease from $4.6 million for the nine months ended September 30, 2014. The decrease in transportation revenue is directly attributable to the number of equipment moves and the size of the rental equipment cranes and attachments that were moved.

Essex Crane used rental equipment sales revenue was $1.4 million for the nine months ended September 30, 2015; a $1.4 million decrease compared to the nine months ended September 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to the number of individual sales transactions during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company sold four crawler cranes compared to nine crawler cranes sold in the same period of 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment revenue, which represented 33.1% of total revenues, was $23.6 million for the nine months ended September 30, 2015, a 4.4% decrease from $24.7 million for the nine months ended September 30, 2014. The Coast Crane equipment rentals segment includes equipment rentals, transportation and used rental equipment sales.

Coast Crane equipment rentals revenue, which represented 24.3% of total revenues, was $17.3 million for the nine months ended September 30, 2015, a 7.8% increase from $16.1 million for the nine months ended September 30, 2014. The two key drivers of equipment rental revenues are utilization and average rental rates. The increase in Coast Crane equipment rentals revenue is primarily due to an increase in rental revenue generated from tower cranes and crawler cranes. These increases in rental revenues were partially offset by a decrease in rental revenues for rough terrain cranes and boom trucks.

Utilization for rough terrain cranes for the nine months ended September 30, 2015 and 2014 was 57.3% and 64.1%, respectively. Rough terrain cranes can serve a broad array of markets, reducing the impact of volatility in any particular end market. The decrease in utilization was driven by a decrease in demand from the general building, sewer and water, power and petrochemical end markets, partially offset by increased utilization and rental revenues generated from our industrial/marine and transportation end markets. Boom truck utilization increased to 49.1% for the nine months ended September 30, 2015 compared to 47.1% for the nine months ended September 30, 2014. Tower crane utilization was 42.1% for the self-erecting tower cranes for the nine months ended September 30, 2015 as compared to 39.4% for the nine months ended September 30, 2014. Tower crane utilization was 66.5% for the city and other tower cranes for the nine months ended September 30, 2015 as compared to 45.9% for the nine months ended September 30, 2014. Our tower cranes are primarily impacted by the general building end market and their utilization levels reflect the strength of that end market.

Coast Crane transportation revenue, which represented 2.2% of total revenues, was $1.6 million for the nine months ended September 30, 2015, a $0.2 million, or 12.7%, increase from $1.4 million for the nine months ended September 30, 2014. The increase in transportation revenue is directly attributable to the number of equipment moves for our higher lifting capacity rental equipment.

Coast Crane used rental equipment sales revenue was $4.7 million for the nine months ended September 30, 2015; a $2.5 million or 35.1% decrease compared to the nine months ended September 30, 2014. The decrease in total used rental equipment sales revenue is primarily attributable to a decrease in the number of individual used rental equipment sales transactions during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In total, during the nine months ended September 30, 2015, the Company sold eighteen pieces of used rental equipment compared to twenty-nine pieces of used rental equipment during the nine months ended September 30, 2014.

Equipment Distribution

Equipment distribution segment revenue, which represented 9.0% of total revenue, was $6.4 million for the nine months ended September 30, 2015, a 7.2% decrease from $6.9 million for the nine months ended September 30, 2014. The decrease in equipment distribution segment revenue is primarily attributable to a decrease in the number of sales transactions as compared to the prior year.

Parts and Service

Parts and service segment revenue, which represented 21.9% of total revenue, was $15.7 million for the nine months ended September 30, 2015, a 5.0% increase from $14.9 million for the nine months ended September 30, 2014. The increase in parts and service segment revenue is primarily attributable to an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Gross Profit

Gross profit for the nine months ended September 30, 2015 was $17.8 million, an 11.7% increase from gross profit of $16.0 million for the nine months ended September 30, 2014. Gross profit margin was 25.0% for the nine months ended September 30, 2015 compared to 21.2% for the nine months ended September 30, 2014.  The following table provides a summary of the Company’s gross profit by operating segment (amounts in thousands):

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Segment gross profit
Essex Crane equipment rentals	$3,161	$3,219	$(58)	(1.8)%
Coast Crane equipment rentals	10,166	8,606	1,560	18.1%
Equipment distribution	(70)	335	(405)	(120.9)%
Parts and service	4,586	3,812	774	20.3%
Total gross profit	$17,843	$15,972	$1,871	11.7%

Essex Crane Equipment Rentals

Essex Crane equipment rentals segment gross profit of $3.2 million for the nine months ended September 30, 2015 decreased $0.1 million or 1.8% as compared to the nine months ended September 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. Transportation margins improved by $0.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was approximately $78,000 for the nine months ended September 30, 2015, a 61.7% increase from approximately $48,000 for the nine months ended September 30, 2014.

Coast Crane Equipment Rentals

Coast Crane equipment rentals segment gross profit of $10.2 million for the nine months ended September 30, 2015 increased $1.6 million or 18.1% as compared to the nine months ended September 30, 2014. Within the equipment rentals segment, certain revenue streams have inherently higher margins. The gross margin achieved from the revenues provided by equipment rentals is typically higher than those achieved by gain on sale of used rental equipment and transportation. The increase was primarily driven by the rental revenue generated by tower crane utilization. Furthermore, due to the operating leverage of our business model, the margin from equipment rentals improves as the revenue from this line of business increases. Gain on the sale of used rental equipment was $1.4 million for the nine months ended September 30, 2015, a 21.4% decrease from $1.7 million for the nine months ended September 30, 2014. The decrease in the gain on the sale of used rental equipment was directly attributable to a decrease in the number of individual sales transactions during the nine months ended September 30, 2015.

Equipment Distribution

Equipment distribution segment gross loss of approximately $0.1 million for the nine months ended September 30, 2015 decreased $0.4 million, or 120.9%, from a gross profit of approximately $0.3 million (4.8% margin) for the nine months ended September 30, 2014. The decreased gross profit and margin are functions of lower profit margins on individual sale transactions during the nine months ended September 30, 2015 and selling retail assets to other manufacturer representatives at low margins in an effort to reduce debt.

Parts and Service

Parts and service segment gross profit of $4.6 million (29.3% margin) for the nine months ended September 30, 2015 increased approximately $0.8 million or 20.3% from $3.8 million (25.5% margin) for the nine months ended September 30, 2014. The parts and service segment gross profit increase was driven by an increase in repair and maintenance work performed on equipment on rent at the time such repair and maintenance work took place.

Selling, General, Administrative and Other Expenses

Total selling, general, administrative and other expenses for the nine months ended September 30, 2015 and 2014 were $20.1 million and $19.2 million, respectively. The increase in selling, general, administrative and other expenses was due to increases in salaries and related benefits and taxes of $0.8 million, legal expense of $0.6 million, consulting expense of $0.4 million, bad debt expense of $0.3 million, business taxes of $0.2 million, professional fees of $0.1 million and rent expense of $0.1 million. These increases were partially offset by decreases in travel, sales and marketing, insurance and telecom expenses of $0.4 million. Selling, general and administrative expenses include legal fees, professional fees, bad debt expense, employee benefits, insurance and selling and marketing expenses. Selling, general and administrative and other expenses include $0.4 million and $0.3 million of non-cash stock based compensation expense for each of the nine months ended September 30, 2015 and 2014, respectively.

Interest expense increased 24.1% to $12.7 million for the nine months ended September 30, 2015 from $10.2 million for the nine months ended September 30, 2014. The increase in interest expense is related primarily to a higher average outstanding debt balance, as well as an increase in the weighted average interest rate. The increase in the average debt balance is primarily related to increases in the Coast Crane Revolving Credit Facility as a result of retail equipment inventory purchases and increases in the purchase money security interest debt as a result of rental equipment purchases. The increase in the weighted average interest rate is the result of the Essex Crane term loan entered into in May 2014 and the increase in the Essex Crane Revolving Credit Facility interest rates as a result of the events of default previously disclosed.

Income tax benefit was $6.1 million for the nine months ended September 30, 2015 compared to a $5.4 million for the nine months ended September 30, 2014.  The increase in income tax benefit is due to an increase in the pre-tax loss. The effective tax rates were 39.6% and 39.2% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate increased from the prior year due to an increase in state tax rates resulting primarily from changes in apportionment and certain discrete items.
Liquidity and Capital Resources

Cash flow from operating activities. The Company’s cash used in operating activities for the nine months ended September 30, 2015 was $3.7 million. This was primarily the result of a net loss of $9.4 million, which, when adjusted for non-cash expense items, such as depreciation and amortization, gains on the sale of rental equipment, deferred income taxes and stock-based compensation expense, resulted in the use of cash of approximately $0.9 million. The negative cash flows from operating activities were increased by a use of cash from total changes in operating assets and liabilities of $2.9 million, which was primarily comprised of a $4.5 million increase in retail equipment inventory, a $0.2 million decrease in unearned rental revenue, $0.2 million increase in prepaid expenses and other assets, and a $0.1 million increase in spare parts inventory. These uses of cash were partially offset by a $1.7 million increase in accounts payable and accrued expenses and a $0.3 million increase in customer deposits.

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

Cash flow from investing activities. The Company's cash provided by investing activities for the nine months ended September 30, 2015 was $5.8 million. This was primarily the result of proceeds from the sale of rental equipment of $6.1 million and a decrease in accounts receivable from equipment sales of $0.5 million. These sources of cash were partially offset by purchases of property and equipment of $0.3 million and purchases of rental equipment of $0.5 million.

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

Cash flow from financing activities. The Company's cash used in financing activities for the nine months ended September 30, 2015 was $2.4 million. This was primarily the result of net payments made on the revolving credit facilities, term loans and purchase money security interest debt of $2.4 million. Gross borrowings and payments on the revolving credit facilities were $74.1 million and $74.6 million, respectively, for the period. Gross payments on the term loans were $1.5 million. Gross borrowings and payments on the purchase money security interest debt for the period were $1.2 million and $1.6 million, respectively.

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

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operating activities and the sales of used rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our revolving credit facilities. Our principal uses of cash have been to fund operating activities, working capital, purchases of rental fleet equipment, property and equipment and to make payments on our outstanding indebtedness. We anticipate that the above described uses will be the principal demands on our cash in the future.

To service our debt, we will require a significant amount of cash.  Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. The Essex Crane Revolving Credit Facility and Coast Crane Credit Facility mature in October 2016 and March 2017, respectively, assuming no acceleration occurs under the respective facilities. The current events of default under the Essex Crane Revolving Credit Facility increase the risk that it will be accelerated. No assurance can be given that we will be able to meet our debt obligations or refinance our credit facilities prior to their respective maturity dates upon terms acceptable to us or at all.

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million, or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.

On July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. Subsequent to July 30, 2015, the Company has triggered additional events of default under the Essex Crane Revolving Credit Facility or the forbearance agreements related thereto including (i) a failure to be in compliance with the borrowing base and a failure to repay overadvances for the monthly periods ended July 31, 2015 and August 31, 2015, (ii) a failure to pay the default interest on the revolving loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iii) a failure to pay accrued interest on the term loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iv) permitting the fixed charge coverage ratio to be less than 1.10 to 1.00 for the trailing twelve month periods ended July 31, 2015, August 31, 2015, September 30, 2015 and October 31, 2015, (v) the consummation of rental equipment sales that resulted in net cash proceeds of less than 70% of orderly liquidation value, and (vi) the failure to retain a Chief Restructuring Officer on or before September 21, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to increased legal and professional fees along with increase interest expense as a result of the ongoing events of default.

On October 7, 2015, Essex Crane entered into a Third Forbearance Agreement, previously defined as the "Forbearance Agreement" with the lenders under the Essex Crane Revolving Credit Facility. Under the terms of the Forbearance Agreement, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 13, 2015. In addition, default interest is no longer being accrued on the revolving loans. In exchange, Essex Crane is subject to additional reporting and documentation requirements, including the submission of a rolling thirteen-week cash flow forecast and a weekly reconciliation of forecasted-to-actual cash flow. Additionally, Essex Crane is required to investigate potential sale-leaseback opportunities on its real property and submit a restructuring plan on or before October 30, 2015 that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value.

Essex Crane subsequently entered into an amendment to the Forbearance Agreement dated October 30, 2015 with the lenders under the Essex Crane Revolving Credit Facility (the "Amendment"). Under the terms of the Amendment, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 20, 2015. In addition, the Amendment extends the date by which Essex Crane is required to submit a restructuring plan to Wells Fargo Capital Finance, LLC that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value to November 6, 2015.

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

The Company intends to continue to seek an amendment to the Essex Crane Revolving Credit Facility or a longer term structured forbearance agreement that underscores the financial and operating targets that must be achieved to obtain a waiver of the events of default. However, if the Company cannot amend the facility, extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all, in which case, we may need to seek protection from our creditors under applicable law or consider other restructuring and recapitalization transactions. Whether or not any such transactions or agreements may be implemented or be successful, the investors in the Company's common stock could suffer substantial or total loss of their investment.

Essex Crane is obligated to make principal payments on outstanding debt totaling approximately $10,000 during the next twelve months, exclusive of approximately $150.3 million outstanding under the Essex Crane Revolving Credit Facility that may become due and payable. Essex Crane also requires a significant amount of cash to fund operations. As of September 30, 2015, and after consideration of the 10% availability threshold covenant included in the Essex Crane Revolving Credit Facility, Essex Crane had no available borrowings under the standard terms of its revolving credit facility. However, Essex Crane did have approximately $1.2 million of availability under the maximum allowable overadvance described in the Forbearance Agreement. The expected future operating cash flows for Essex Crane are not sufficient to meet our long-term obligations and fund operations without the refinancing of the Essex Crane Revolving Credit Facility. However, no assurance can be given that the Company will be able to refinance the Essex Crane Revolving Credit Facility on a timely basis, on satisfactory terms or at all. If the Company is not able to refinance, we will be required to adopt one or more alternatives, such as selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, we cannot assure investors that any of these actions could be affected on a timely basis, on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants that may prohibit us from adopting any of these alternatives.

These circumstances raise significant doubt as to Essex Crane’s ability to operate as a going concern.

Coast Crane has typically had substantial liquidity from its operating cash flows despite the significant downturn in the construction industry and recurring losses in recent years. Coast Crane anticipates its current cash resources, availability under its revolving credit facilities, and cash to be generated from operations throughout the full year of 2015 and the nine months ended September 30, 2015 will be adequate to meet its liquidity needs for at least the next twelve months. As discussed further in Note 4 of these consolidated financial statements, Coast Crane is obligated to make principal payments on outstanding debt totaling approximately $3.5 million during the next twelve months. As of September 30, 2015, availability under the Coast Crane borrowing base calculation was approximately $1.6 million. If cash generated from operations is not materially consistent with management’s plans, Coast Crane may not generate sufficient cash flow from operations or from other sources to enable it to repay its indebtedness and to fund its other liquidity needs. Coast Crane may not be able to refinance its indebtedness in a timely manner, on satisfactory terms, or at all. If we cannot service or refinance our indebtedness, we may have to divest assets, seek additional equity or reduce or delay capital expenditures, any of which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect such actions, if necessary, in a timely manner, on satisfactory terms, or at all.

Although the Company has determined that there is substantial doubt about Essex Crane's ability to continue as a going concern, the Company does not anticipate that these circumstances will impact Coast Crane's ability to continue as a going concern. Coast Crane and Essex Crane are separate legal entities with separate revolving credit facilities and other debt obligations. The companies do not cross-collateralize their debt agreements and the events of default at Essex Crane have no impact on Coast Crane's current debt obligations or its ability to obtain additional sources of capital in the future. Coast Crane is well established as one of the largest rental equipment providers of boom trucks, rough terrain cranes and tower cranes in the western U.S. and the Company does not anticipate that the current situation at Essex Crane will significantly affect our customers', or the market's, perception of the Company or its rental offerings. Furthermore, Coast Crane derives a significant portion of its revenues through retail equipment sales, retail parts sales and repair and maintenance services on third-party equipment, all of which are independent of Essex Crane and unique to Coast Crane. Although Coast Crane and Essex Crane share certain customers, sales force and certain accounting and management functions to a limited extent, Coast Crane is structured in such a manner that it can continue normal business operations even in the event that Essex Crane ceases operations.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, we cannot assure investors that any of these actions could be affected on a timely basis, on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in acceleration of all of our debt.

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

Although the balances outstanding on the Coast Crane Revolving Credit Facility, with respect to Coast Crane borrowings, and the Essex Crane Revolving Credit Facility are classified as short-term obligations within the Company's Consolidated Balance Sheets, we expect that we will be able to continue to use the facilities on a long-term basis to fund operations, absent any material adverse changes at the Company and assuming that we can remedy or waive the events of default described above. A material adverse change would permit the lenders under the revolving credit facilities to exercise their rights under the respective subjective acceleration clauses and declare all outstanding debt under the revolving credit facilities due and payable. If we cannot refinance our indebtedness upon the exercise of the subjective acceleration clauses, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all.
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
Contractual Obligations

During the three and nine months ended September 30, 2015, there were no material changes outside the ordinary course of our business in our long-term debt, capital lease or purchase obligations or in other long-term liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the events of default related to the Essex Crane Revolving Credit Facility and the related Forbearance Agreement as described above and in Notes 2 and 4 in the condensed consolidated financial statements herein.
Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2015, there were no material changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our revolving credit facilities and other debt obligations consist of the following (amounts in thousands):

	Principal Outstanding at		Weighted Average Interest Rate as of June 30, 2015
	September 30, 2015	December 31, 2014		Maturity Dates
Essex Crane revolving credit facility - short-term	$119,947	$118,611	7.00%	October 2016
Essex Crane term loan - short-term (1)	30,349	30,000	13.50%	May 2019
Coast Crane revolving credit facility - short-term	21,994	24,098	5.35%	March 2017
Coast Crane revolving credit facility - long-term	2,049	1,781	5.27%	March 2017
Coast Crane term loan	33,000	34,500	5.25%	December 2016 to March 2017
Coast Crane term loan - short-term	2,000	2,000	5.25%	within 1 year
Unsecured promissory notes (related party)	1,655	1,655	18.00%	October 2016
Purchase money security interest debt	7,451	6,652	5.59%	October 2016 to March 2022
Purchase money security interest debt - short-term	1,422	1,655	5.59%	within 1 year
Total debt obligations outstanding	$219,867	$220,952

(1) The Essex Crane term loan was classified as a long-term liability at December 31, 2014.

Aggregate payments of principal on debt obligations outstanding as of September 30, 2015 for each of the years ended December 31st based on contractual installment payment terms and maturities are as follows (amounts in thousands):

2015	$173,062
2016	5,133
2017	36,344
2018	1,714
2019	2,819
Thereafter	795
Total	$219,867

Our earnings are affected by changes in interest rates due to the fact that interest on our revolving credit facilities is calculated based upon either LIBOR or Prime Rate plus an applicable margin as of September 30, 2015. The weighted average interest rate in effect on all of the Company’s borrowings at September 30, 2015 was 7.46%. A 1.0% increase in the effective interest rate on our total outstanding borrowings (including our short-term debt obligations) at September 30, 2015 would increase our interest expense by approximately $1.6 million on an annualized basis.

The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and its use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.
Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, with participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to the existence of material weaknesses in internal control over financial reporting as described below. The material weaknesses are the result of deficiencies in both the design and operating effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three and nine month periods ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except the changes described above related to the remediation of material weaknesses.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On August 12, 2015, Casey Capital, LLC, Gamma Opportunity Fund, LP and Kevin M. Casey filed a purported derivative lawsuit (the "Casey Action"), in the Supreme Court of New York, County of New York (Index No. 652805/2015) against the chairman of the Company's Board of Directors and a former member of the Company's Board of Directors (the "Director Defendants"). The Complaint alleges that the Director Defendants breached their fiduciary duties. The Company is named as a nominal defendant in the Casey Action. The Casey Action seeks damages in an unspecified amount and costs from the Director Defendants, as well as certain other relief. The Company is obligated to advance the expenses of the Director Defendants in the Casey Action and may have indemnification obligations in respect of liability or losses, if any, incurred.

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

Item 1A. Risk Factors

Part I, Item 1A — "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2014, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

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

On July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. Subsequent to July 30, 2015, the Company has triggered additional events of default under the Essex Crane Revolving Credit Facility or the forbearance agreements related thereto including (i) a failure to be in compliance with the borrowing base and a failure to repay overadvances for the monthly periods ended July 31, 2015 and August 31, 2015, (ii) a failure to pay the default interest on the revolving loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iii) a failure to pay accrued interest on the term loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iv) permitting the fixed charge coverage ratio to be less than 1.10 to 1.00 for the trailing twelve month periods ended July 31, 2015, August 31, 2015, September 30, 2015 and October 31, 2015, (v) the consummation of rental equipment sales that resulted in net cash proceeds of less than 70% of orderly liquidation value, and (vi) the failure to retain a Chief Restructuring Officer on or before September 21, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to increased legal and professional fees along with increased interest expense as a result of the ongoing events of default.

On October 7, 2015, Essex Crane entered into a Third Forbearance Agreement, previously defined as the "Forbearance Agreement", with the lenders under the Essex Crane Revolving Credit Facility. Under the terms of the Forbearance Agreement, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 13, 2015. In addition, default interest is no longer being accrued on the revolving loans. In exchange, Essex Crane is subject to additional reporting and documentation requirements, including the submission of a rolling thirteen-week cash flow forecast and a weekly reconciliation of forecasted-to-actual cash flow. Additionally, Essex Crane is required to investigate potential sale-leaseback opportunities on its real property and submit a restructuring plan on or before October 30, 2015 that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value.

Essex Crane subsequently entered into an amendment to the Forbearance Agreement dated October 30, 2015 with the lenders under the Essex Crane Revolving Credit Facility (the "Amendment"). Under the terms of the Amendment, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 20, 2015. In addition, the Amendment extends the date by which Essex Crane is required to submit a restructuring plan to Wells Fargo Capital Finance, LLC that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value to November 6, 2015.

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

The Company intends to continue to seek an amendment to the Essex Crane Revolving Credit Facility or a longer term structured forbearance agreement that underscores the financial and operating targets that must be achieved to obtain a waiver of the events of default. However, if the Company cannot amend the facility, extend the forbearance period or refinance our indebtedness, we may have to divest assets, seek additional equity financing or reduce or delay capital expenditures, which could have an adverse effect on our operations and/or be dilutive to our stockholders. Additionally, we may not be able to effect any such action, if necessary, in a timely manner, on satisfactory terms, or at all, in which case, we may need to seek protection from our creditors under applicable law or consider other restructuring and recapitalization transactions. Whether or not any such transactions or agreements may be implemented or be successful, the investors in the Company's common stock could suffer substantial or total loss of their investment.

Essex Crane is obligated to make principal payments on outstanding debt totaling approximately $10,000 during the next twelve months, exclusive of approximately $150.3 million outstanding under the Essex Crane Revolving Credit Facility that may become due and payable. Essex Crane also requires a significant amount of cash to fund operations. As of September 30, 2015, and after consideration of the 10% availability threshold covenant included in the Essex Crane Revolving Credit Facility, Essex Crane had no available borrowings under the standard terms of its revolving credit facility. However, Essex Crane did have approximately $1.2 million of availability under the maximum allowable overadvance described in the Forbearance Agreement. The expected future operating cash flows for Essex Crane are not sufficient to meet our long-term obligations and fund operations without the refinancing of the Essex Crane Revolving Credit Facility. However, no assurance can be given that the Company will be able to refinance the Essex Crane Revolving Credit Facility. If the Company is not able to refinance, we will be required to adopt one or more alternatives, such as selling material assets or operations or seeking to raise additional debt or equity capital. Given current economic and market conditions, we cannot assure investors that any of these actions could be affected on a timely basis, on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture governing the revolving credit facilities, contain certain restrictive covenants that may prohibit us from adopting any of these alternatives.

These circumstances raise significant doubt as to Essex Crane’s ability to operate as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2008, the Company's board of directors authorized a stock repurchase program, under which from time to time, in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit. The Company may purchase up to $12.0 million of the Company's common stock. Approximately $9.0 million remained available under the stock repurchase program at September 30, 2015.  Such repurchase plan was publicly announced on October 22, 2008. The Company’s stock repurchase program was suspended in May 2010 in conjunction with the launching of the cashless exercise warrant offer.
Item 3. Defaults upon Senior Securities

On June 18, 2015, the Company received a notice of default from Wells Fargo Capital Finance, LLC, the lead lender and agent under the Essex Crane Revolving Credit Facility, as a result of the excess availability declining below the minimum required excess availability equal to 10% of the aggregate revolving loan commitment. The failure to maintain the required minimum excess availability was the result of a reduction in the appraised orderly liquidation value of the rental equipment fleet of approximately $9.2 million or 3.8%, and the resultant impact on the borrowing base. Due to the existence of the event of default, the agent elected that (i) all obligations (except for undrawn letters of credit) will bear interest at a per annum rate equal to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, (ii) the letter of credit fee will increase to two percentage points above the per annum rate otherwise applicable under the Essex Crane Revolving Credit Facility, and (iii) the Company may no longer elect to exercise the LIBOR option.
On July 30, 2015, the Company notified Wells Fargo Capital Finance, LLC of a failure to maintain the required minimum trailing twelve month fixed charge coverage ratio of not less than 1.10 to 1.00 for the month ended June 30, 2015. Subsequent to July 30, 2015, the Company has triggered additional events of default under the Essex Crane Revolving Credit Facility or the forbearance agreements related thereto including (i) a failure to be in compliance with the borrowing base and a failure to repay overadvances for the monthly periods ended July 31, 2015 and August 31, 2015, (ii) a failure to pay the default interest on the revolving loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iii) a failure to pay accrued interest on the term loans due September 1, 2015, October 1, 2015 and November 1, 2015, (iv) permitting the fixed charge coverage ratio to be less than 1.10 to 1.00 for the trailing twelve month periods ended July 31, 2015, August 31, 2015, September 30, 2015 and October

31, 2015, (v) the consummation of rental equipment sales that resulted in net cash proceeds of less than 70% of orderly liquidation value, and (vi) the failure to retain a Chief Restructuring Officer on or before September 21, 2015. The failure to maintain the required fixed charge coverage ratio was primarily due to increased legal and professional fees along with increased interest expense as a result of the ongoing events of default.

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
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

On October 30, 2015, Essex Crane entered into an amendment to the Forbearance Agreement with the lenders under the Essex Crane Revolving Credit Facility (the "Amendment"). Under the terms of the Amendment, Essex Crane is permitted to request additional revolving loans under the Essex Crane Revolving Credit Facility through the period ended November 20, 2015. In addition, the Amendment extends the date by which Essex Crane is required to submit a restructuring plan to Wells Fargo Capital Finance, LLC that reflects potential operational restructuring alternatives and asset disposition plans for maximizing Essex Crane's value to November 6, 2015. The complete description of all terms and conditions is provided in the full text of the amendment to the Forbearance Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

A. Exhibits

10.1
Forbearance Agreement, dated August 20, 2015, by and between Essex Crane Rental Corp., Wells Fargo Capital Finance LLC, as agent and itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP) L.P., Kayne Senior Credit Fund L.P., 1492 Capital LLC and Medley Capital Corporation as lenders (1)

10.2
Second Forbearance Agreement, dated September 15, 2015, by and between Essex Crane Rental Corp., Wells Fargo Capital Finance LLC, as agent and itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP) L.P., Kayne Senior Credit Fund L.P., 1492 Capital LLC and Medley Capital Corporation as lenders (2)

10.3
Amendment to the Second Forbearance Agreement, dated September 25, 2015, by and between Essex Crane Rental Corp., Wells Fargo Capital Finance LLC, as agent and itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP) L.P., Kayne Senior Credit Fund L.P., 1492 Capital LLC and Medley Capital Corporation as lenders (3)

10.4
Third Forbearance Agreement, dated October 7, 2015, by and between Essex Crane Rental Corp., Wells Fargo Capital Finance LLC, as agent and itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP) L.P., Kayne Senior Credit Fund L.P., 1492 Capital LLC and Medley Capital Corporation as lenders (4)

10.5*
Amendment to Third Forbearance Agreement, dated October 30, 2015, by and between Essex Crane Rental Corp., Wells Fargo Capital Finance LLC, as agent and itself as a lender, PNC Bank, National Association, Alostar Bank of Commerce, Kayne Senior Credit Fund (QP) L.P., Kayne Senior Credit Fund L.P., 1492 Capital LLC and Medley Capital Corporation as lenders

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

* Filed herewith.
** Furnished herewith.
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2015.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2015.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2015.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX RENTAL CORP.

Dated:	November 4, 2015	By:	/s/ Nicholas J. Matthews
Nicholas J. Matthews Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2015	By:	/s/ Kory M. Glen
Kory M. Glen Chief Financial Officer (Principal Financial and Accounting Officer)